Form 10-Q
period 1996-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 1996-07-31
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                             Commission File Number
                                    0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       52-1758016
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

301 South State Street, Newtown, PA                            18940
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (215) 579-7388

         Indicate by check mark whether the registrant: (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes           No    X  *
                                               -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

          Common Stock $0.01 par value                       7,514,283

* Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 20, 1996, when its Registration Statements on Form S-1 and 8-A were declared effective by the Commission.

                       COLLAGENEX PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                     DECEMBER 31, 1995 AND JUNE 30, 1996

                                                                     12/31/95         6/30/96
                                                                     --------         -------
                                                                                   (unaudited)
                                                                          (in thousands)
ASSETS

Current Assets:
  Cash and cash equivalents                                           $ 5,807        $ 21,365
  Prepaid expensesq                                                         7              20
                                                                        -----         -------
     Total current assets                                               5,814          21,385
EQUIPMENT, net                                                             15              41
Other assets                                                               11              12
                                                                        -----         -------
     Total assets                                                     $ 5,840        $ 21,438
                                                                        =====         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                    $    18        $    308
  Accrued expenses                                                        495             770
                                                                        -----         -------
     Total current liabilities                                            513           1,078
                                                                        -----         -------
Mandatorily redeemable convertible preferred
  stock (at redemption value which includes
  accreted dividends of $1,877,146 in 1995; $0 in 1996)                18,908            -

Common stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; none issued and outstanding                                 -             -
  Common stock, $0.01 par value; in 1995, 6,725,000
   shares authorized and 312,659 shares issued and
   outstanding; in 1996, 25,000,000 shares
   authorized and 7,514,283 issued and outstanding                          3              75
Additional paid-in capital (deficit)                                  ( 1,743)         35,572
  Deferred compensation                                               (    20)        (   345)
  Deficit accumulated during the developmental stage                  (11,821)        (14,942)
                                                                      --------        --------
     Common stockholders' equity (deficit)                            (13,581)         20,360
                                                                      --------        --------
Commitments
     Total liabilities and stockholders' equity
      (deficit)                                                       $ 5,840        $ 21,438
                                                                      ========        ========

     See accompanying notes to unaudited condensed financial statements.

                       COLLAGENEX PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
             AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                               TO JUNE 30, 1996
                                 (UNAUDITED)


                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30                     JUNE 30              FOR THE PERIOD FROM
                                             -------------------------       ---------------------      1/10/92 (INCEPTION)
                                                1995            1996           1995         1996            TO 6/30/96
                                             ---------        ---------       ------       -------      -------------------

                                                          (in thousands, except share amounts)
Revenues                                  $      -           $       -       $       -     $     -        $    -
Operating expenses incurred in the
  development stage:
  Research and Development                     683               1,301           1,773        2,277          10,884
  general and Administrative                   316                 535             558          953           4,240
                                          ---------           ---------       ---------    --------        --------
     Total operating expenses                  999               1,836           2,331        3,230          15,124
Other income (expense)
  Interest income                               10                  48              19          109             326
  Interest expense                             (50)                  -             (70)           -            (144)
                                          ---------           ---------       ---------    --------        ---------

Net Loss                                  $ (1,039)          $  (1,788)      $  (2,382)    $ (3,121)      $ (14,942)
                                          =========           =========       =========    =========       =========

  Accretion of undeclared dividends       $    144           $     336       $     288     $    720       $   2,597
                                          =========           ========        =========    ========        ========
  attributable to mandatorily re-
  deemable convertible preferred stock

Net loss allocable to common
  stockholders                            $ (1,183)          $  (2,124)      $  (2,670)    $(3,841)      $ (17,539)
                                          =========           =========       =========    ========       =========

Net loss per share                        $  (0.22)          $   (0.31)      $   (0.51)    $ (0.56)
                                          =========           =========       =========    ========

Shares used in computing
  net loss per share                      4,637,342           5,734,061       4,636,163    5,623,333
                                          =========           =========       =========    =========


     See accompanying notes to unaudited condensed financial statements.

                       COLLAGENEX PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
             AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                               TO JUNE 30, 1996
                                 (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30                   FOR THE PERIOD
                                                             ---------------------              FROM 1/10/92
                                                             1995             1996         (INCEPTION)TO 6/30/96
                                                             ----             ----         ----------------------
                                                                           (in thousands)
Cash flows from operating activities:
  Net loss allocable to common stockholders                 $(2,670)       $ (3,841)            $ (17,539)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Accretion of undeclared dividends
     attributable to mandatorily redeemable
     convertible preferred stock                                288             720                 2,597
  Non-cash research and development expense                       -               -                   514
  Compensation expense                                            -             101                   124
  Non-cash consulting expense                                     -               -                    15
  Accrued interest converted to preferred stock                   -               -                   121
  Depreciation and amortization expense                           1               2                     8
  Change in assets and liabilities:
     Increase in prepaid expenses                                 -             (13)                  (20)
     Increase in other assets                                    (3)             (1)                  (11)
     Increase (decrease) in accounts payable                   (383)            290                   308
     Increase in accrued expenses                               364             275                   770
                                                             -------         -------                 ----
      Net cash used in operating activities                  (2,403)         (2,467)              (13,113)

Cash flows from investing activities:
  Organizational costs                                            -              -                     (5)
  Capital expenditures                                           (3)            (28)                  (45)
                                                             -------         -------                ------
     Net cash used in investing activities                       (3)            (28)                  (50)
                                                             -------         -------                ------
 Cash flows from financing activities:
  Proceeds from issuance of preferred stock                       -               -                13,508
  Proceeds from issuance of common stock                          -          18,053                18,117
  Proceeds from issuance of promissory notes                  2,000               -                 3,028
Repayment of promissory note                                      -               -                  (125)
                                                                ---             -                  -------
Net cash provided by financing activities                     2,000          18,053                34,528
                                                              -----          ------                -------

Net increase (decrease) in cash and cash
  equivalents                                                  (406)         15,558                21,365
Cash and cash equivalents at beginning of period                617           5,807                     -
                                                               ----          ------                -------
Cash and cash equivalents at end of period                    $ 211        $ 21,365              $ 21,365
                                                               ====          ======                =======

(Continued from preceding page)

                                                            SIX MONTHS ENDED               FOR THE PERIOD
                                                              JUNE 30                       FROM 1/10/92
                                                           ------------------
                                                            1995         1996         (INCEPTION)TO 6/30/96
                                                           -----         ----         ----------------------
                                                                               (in thousands)


Supplemental disclosure of cash flows information:
 Cash paid for interest                                       -              -                    $    23
                                                            =====        ======                    ======
Supplemental schedule of non-cash financing
  activities:
  Conversion of mandatorily redeemable
   convertible preferred stock to common stock             $            $19,628                   $19,628
                                                            =====        ======                    ======
  Conversion of promissory notes plus accrued
   interest to preferred stock                             $  -         $    -                    $ 2,903
                                                            =====        ======                    ======
  Deferred compensation                                    $  -         $    21                   $   424
                                                            =====        ======                    ======


     See accompanying notes to unaudited condensed financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the 1995 financial statements and notes thereto.

     In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1995 and 1996 and for the period January 10, 1992 (inception) to June 30, 1996, and its cash flows for the six months ended June 30, 1995 and 1996 and for the period January 10, 1992 (inception) to June 30,
1996.   Interim reports are not necessarily indicative of results for the full fiscal year.

(2)  COMPLETION OF INITIAL PUBLIC OFFERING/CONVERSION OF PREFERRED STOCK

     On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at a price of $10.00 per share. The Company's net proceeds from the offering were approximately $18.1 million after underwriting fees and other expenses.

     On June 19, 1996, more than 60% of the holders of Series A, Series B and Series C mandatorily redeemable convertible preferred stock approved an amendment to the respective Series A, B and C agreements to reduce the price per share upon which the mandatory conversion of the preferred stock shall occur upon the closing of an initial public offering for the sale of the Company's common stock from not less than $12.00 to not less than $8.00 per
share.   Upon consummation of the initial public offering, all shares of such convertible preferred stock outstanding were automatically converted on a one-for-two basis into 5,199,124 shares of common stock.

(3)  COMMITMENT

     In April 1996, the Company entered into a manufacturing agreement for the manufacture of Periostat. Under the terms of this agreement, the Company is obligated to annual minimum purchase commitments with such vendor for three years following the date of initial product launch, as defined.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





     OVERVIEW

     The Company began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no revenues and has funded its operations primarily through the issuance of common and preferred stock. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities and general and administrative expenses.

     The Company has incurred losses each year since inception and had an accumulated deficit of $14.9 million at June 30, 1996. The Company expects to continue to incur losses over the next several years from expenditures on clinical, product development, marketing and administrative activities.

     The Company does not expect to generate any revenues from product sales for several years. No assurance can be given, however, that product sales will be achieved for several years or at all. Successful future operations will depend on the Company's ability to develop, obtain regulatory for and commercialize its products.

     RESULTS OF OPERATIONS

     From inception through June 30, 1996, the Company had no revenues. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for clinical trials and, to a lesser extent, for research grants paid to The State University of New York and other research institutions. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in sales, marketing and finance.

     Research and development expenses increased $618,000, or 90%, and $504,000, or 28%, respectively, during the three and six month periods ended June 30, 1996 over the comparable year earlier periods due to higher contract costs associated with preparing the New Drug Application ("NDA") for Periostat, including data compilation, statistical analysis and validation of production processes. General and administrative expenses increased $219,000, or 69%, and $395,000, or 71%, respectively during these periods due to the hiring of additional staff (which resulted in a non-cash compensation charge of approximately $100,000 during the six months ended June 30, 1996 from the grant of certain employee stock options) and to higher consulting and legal fees.

     LIQUIDITY AND CAPITAL RESOURCES

     On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $10.00 per share, which generated net proceeds to the Company of approximately $18.1 million after underwriting fees and related expenses. At June 30, 1996, the Company had cash and cash equivalents of $21.4 million. In accordance with investment guidelines approved by the Company's board of directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $20.3 million at June 30, 1996 reflected an increase of $15.0 million from December 31, 1995.

     The Company had no debt outstanding (other than accounts payable and accrued expenses) at June 30, 1996. The Company has no lines of credit, and no capital leases were outstanding at June 30, 1996.

     The Company anticipates that its existing cash resources will be sufficient to fund the Company's operations through at least 1997. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the timing of the Company's NDA submission on Periostat to the FDA, regulatory approval for Periostat, if any, the magnitude of the sales and marketing organization to be established, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology.

                          PART II.  OTHER INFORMATION


    ITEM 5.  OTHER INFORMATION

         On June 20, 1996, the Company consummated an initial public offering of 2,000,000 shares of its Common Stock for $10.00 per share, generating net proceeds of approximately $18.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter in which this report on Form 10-Q is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: July 26, 1996             By:/s/BRIAN M. GALLAGHEER, Ph.D
                                      --------------------------------------
                                      Brian M. Gallagher, Ph.D
                                      President and Chief Executive Officer




Date: July 26, 1996             By:/s/NANCY C. BROADBENT
                                      -----------------------------------
                                      Nancy C. Broadbent
                                      Chief Financial Officer (Principal
                                      Financial and Accounting OFFICER)