Form 10-Q
period 1996-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 1996-10-29
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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
Yes    X     No
    ------      ------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

         Common Stock $0.01 par value                       7,516,783

                        COLLAGENEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996





                                                             12/31/95          9/30/96
                                                             --------          -------
                                                                            (unaudited)
                                                              (in thousands except
                                                                 share amounts)
ASSETS

Current Assets:
  Cash and cash equivalents                                   $ 5,807          $ 18,949
  Accounts and interest receivable                                  -               389
  Prepaid expenses                                                  7                37
                                                                -----           -------
        Total current assets                                    5,814            19,375
Equipment, net                                                     15                42
Other assets                                                       11                10
                                                                -----                --
        Total assets                                          $ 5,840          $ 19,427
                                                                =====            ======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                            $    18          $    164
  Accrued expenses                                                495               319
                                                                -----            ------
        Total current liabilities                                 513               483
                                                                -----            ------

Mandatorily redeemable convertible preferred
  stock (at redemption value which includes
  accreted dividends of $1,877 in 1995; $0 in 1996)            18,908                 -

Common stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; none issued and outstanding                          -                 -
  Common stock, $0.01 par value; in 1995, 6,725,000
   shares authorized and 312,659 shares issued and
   outstanding; in 1996, 25,000,000 shares
   authorized and 7,516,783 issued and outstanding                  3                75
  Additional paid-in capital (deficit)                        ( 1,743)           35,530
  Deferred compensation                                       (    20)          (   321)
  Deficit accumulated during the development stage            (11,821)          (16,340)
                                                              --------          --------
        Common stockholders' equity (deficit)                 (13,581)           18,944
                                                              --------          --------
Commitments
        Total liabilities and stockholders' equity            $ 5,840          $ 19,427
                                                              =======          ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
              AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                             TO SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                                THREE MONTHS ENDED                    NINE MONTHS ENDED         FOR THE PERIOD FROM
                                                   SEPTEMBER 30                          SEPTEMBER 30           1/10/92 (INCEPTION)
                                             ------------------------               -----------------------          TO 9/30/96
                                             1995                1996               1995               1996    --------------------
                                             ----                ----               ----               ----
                                                             (in thousands, except share amounts)
Revenues
  Licensing Fees                         $      -           $      400          $      -          $     400        $      400
Operating expenses incurred in the
  development stage:
  Research and development                   1,029               1,287              2,802             3,564            12,171
  General and administrative                   403                 748                961             1,701             4,988
                                            ------              ------             ------            ------            ------
        Total operating expenses             1,432               2,035              3,763             5,265            17,159
Other income (expense)
  Other income                                   2                 277                 21               386               603
  Other expense                                (71)                (40)              (141)              (40)             (144)
                                            -------             -------            -------          --------          --------

Net loss                                 $  (1,501)         $   (1,398)         $  (3,883)         $ (4,519)       $  (16,340)
                                            =======             =======            =======           =======          ========

Accretion of undeclared dividends
attributable to mandatorily re-
deemable convertible preferred stock     $     144          $       -           $     431          $    720        $    2,597
                                           =======             =======            =======           =======           ========

Net loss allocable to common
  stockholders                           $  (1,645)         $  (1,398)          $  (4,314)         $ (5,239)       $  (18,937)
                                            =======            =======            =======           =======           ========


Proforma net loss per share              $   (0.32)         $   (0.19)          $  (0.84)         $   (0.71)
                                             ======             ======             ======            ======
Shares used in computing
  proforma net loss per share             4,651,239          7,515,560          4,636,640          6,376,056
                                          =========         ==========          =========          =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
              AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                             TO SEPTEMBER 30, 1996
                                  (UNAUDITED)



                                                                        NINE MONTHS
                                                                        SEPTEMBER 30             ENDED  FOR THE PERIOD
                                                                ---------------------------           FROM 1/10/92
                                                                1995                 1996        (INCEPTION)TO 9/30/96
                                                                ----                 ----        ----------------------

                                                                                (in thousands)
Cash flows from operating activities:
  Net loss allocable to common stockholders                    $(4,314)            $ (5,239)          $ (18,937)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Accretion of undeclared dividends
    attributable to mandatorily redeemable
    convertible preferred stock                                    431                  720               2,597
    Non-cash research and development expense                       -                    -                  514
    Non-cash compensation expense                                   -                   125                 148
    Non-cash consulting expense                                     -                    -                   15
    Accrued interest converted to preferred stock                   -                    -                  121
    Depreciation and amortization expense                            1                    3                   9
  Change in assets and liabilities:
    Increase in accounts and interest receivable                    -                  (389)               (389)
    Increase in prepaid expenses                                    -                   (30)                (37)
    Increase (decrease) in other assets                             (9)                   1                 (11)
    Increase (decrease) in accounts payable                       (400)                 146                 164
    Increase (decrease) in accrued expenses                        452                 (176)                319
                                                                ------               -------              ------
Net cash used in operating activities                           (3,839)              (4,840)            (15,487)

Cash flows from investing activities:
  Organizational costs                                              -                     -                  (5)
  Capital expenditures                                              (3)                 (29)                (46)
                                                                 ------              -------             -------
Net cash used in investing activities                               (3)                 (29)                (51)
                                                                  ------              -------            -------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                      6,138                  -                13,509
  Proceeds from issuance of common stock                            -                18,011              18,075
  Proceeds from issuance of promissory notes                        -                   -                 3,028
  Repayment of promissory note                                      -                   -                  (125)
                                                                    -                   -               -------
Net cash provided by financing activities                        6,138               18,011              34,487
                                                                 -----               ------             -------

Net increase (decrease) in cash and cash
  equivalents                                                    2,296               13,142              18,949
Cash and cash equivalents at beginning of period                   617                5,807                 -
                                                                 -----               ------              ------
Cash and cash equivalents at end of period                     $ 2,913             $ 18,949            $ 18,949
                                                                 =====               ======              ======

(Continued from preceding page)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30                FOR THE PERIOD
                                                                ----------------               FROM 1/10/92
                                                              1995              1996     (INCEPTION) TO 9/30/96
                                                              ----              ----     ----------------------
                                                                           (in thousands)
Supplemental disclosure of cash flows information:
 Cash paid for interest                                        -                -               $     23
                                                             =====            ======              ======
Supplemental schedule of non-cash financing
  activities:
  Conversion of mandatorily redeemable
   convertible preferred stock to common stock              $               $ 19,628            $ 19,628
                                                             =======          ======              ======
  Conversion of promissory notes plus accrued
   interest to preferred stock                              $  -            $    -              $  2,903
                                                             =====             =====              ======
  Deferred compensation                                     $  -            $    426            $    446
                                                             =====             =====              ======


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the Company's 1995 audited financial statements and notes thereto included in the Company's initial public offering prospectus dated June 20, 1996.

    In September 1996, the Company formed a wholly owned subsidiary in the U.K., CollaGenex International Ltd. ("CIL"), to conduct regulatory and commercialization activities for the Company in Europe. During the third quarter of 1996, CIL had no significant activities.

    In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1995 and 1996 and for the period January 10, 1992 (inception) to September 30, 1996, and its cash flows for the nine months ended September 30, 1995 and 1996 and for the period January 10, 1992 (inception) to September 30, 1996. Interim reports are not necessarily indicative of results anticipated for the full fiscal year.

(2) COMPLETION OF INITIAL PUBLIC OFFERING/CONVERSION OF PREFERRED STOCK

    On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at a price of $10.00 per share. The Company's net proceeds from the offering were approximately $18.0 million after underwriting fees and other expenses.

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

(3) COMMITMENT

    In April 1996, the Company entered into a manufacturing agreement for the manufacture of Periostat. Under the terms of this agreement, the Company is obligated to make annual minimum purchase commitments with such vendor for three years following the date of initial product launch, as defined.

(4) LICENSING FEE

    During the third quarter of 1996, the Company executed a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat in Italy. The agreement provided for BMI to pay the Company a $400,000 nonrefundable license fee upon signing, additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in Italy, San Marino and The Vatican City. Such fee, net of the applicable 10% foreign withholding tax, was recorded as an account receivable at September 30, 1996. Payment was received in early October.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The Company began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no revenues from product sales and has funded its operations primarily through the issuance of common and preferred stock. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities and general and administrative expenses.

    The Company has incurred losses each year since inception and had an accumulated deficit of $16.3 million at September 30, 1996. The Company expects to continue to incur losses over the next several years from expenditures on clinical, product development, marketing and administrative activities.

    The Company does not expect to generate any revenues from product sales in 1996 or 1997. No assurance can be given, however, that product sales will be achieved in the future. Successful future operations will depend on the Company's ability to develop, obtain regulatory approval for and commercialize its products.

    RESULTS OF OPERATIONS

    From inception through September 30, 1996, the Company had no revenues from product sales. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for clinical trials and, to a lesser extent, for research grants paid to The State University of New York and other research institutions. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in sales, marketing and finance.

    The Company earned $400,000 in licensing fee revenue during the three and nine month periods ended September 30, 1996, compared to no revenues during the comparable periods in 1995. This revenue resulted from the signing of a licensing agreement with Boehringer Mannheim Italia. See Note 4 of Notes to Condensed Consolidated Financial Statements.

    Research and development expenses increased $258,000, or 25%, and $762,000, or 27%, respectively, during the three and nine month periods ended September 30, 1996 over the comparable year earlier periods due to higher contract costs associated with preparing and submitting the New Drug Application ("NDA") for Periostat, including data compilation, statistical analysis and validation of production processes. General and administrative expenses increased $345,000, or 86%, and $740,000, or 77%, respectively during these periods due to the hiring of additional staff (which resulted in a non-cash compensation charge of approximately $125,000 during the nine months ended September 30, 1996 from the grant of certain employee stock options) and to higher consulting and legal fees.

    LIQUIDITY AND CAPITAL RESOURCES

    On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $10.00 per share, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses. At September 30, 1996, the Company had cash and cash equivalents of $18.9 million. In accordance with investment guidelines approved by the Company's board of directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $18.9 million at September 30, 1996 reflected an increase of $13.6 million from December 31, 1995.

    The Company had no debt outstanding (other than accounts payable and accrued expenses) at September 30, 1996. The Company has no lines of credit, and no capital leases were outstanding at September 30, 1996.

    The Company anticipates that its existing cash resources will be sufficient to fund the Company's operations through at least 1997. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the timing of FDA approval, if any, of the Company's NDA for Periostat, such NDA having been submitted to the FDA in August 1996, the magnitude of the sales and marketing organization to be established, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology.




                          PART II.  OTHER INFORMATION



    ITEM 5.  OTHER INFORMATION

        During the third quarter, the Company executed a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat in Italy. The agreement provided for BMI to pay the Company a $400,000 nonrefundable license fee upon signing, additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in Italy, San Marino and The Vatican City. Such fee, net of the applicable 10% foreign withholding tax, was recorded as an account receivable at September 30, 1996. Payment was received in early October.

        In August 1996, the Company entered into a research agreement with Istituto Gentili, an Italian pharmaceutical company, to evaluate the application of the Company's technology in the field of osteoarthritis.

        In October 1996, the Company and the National Cancer Institute ("NCI") executed a letter of intent to formalize a collaborative research and development agreement pursuant to which the NCI agreed to perform pharmacology, toxicology and Phase I clinical trials using one of the Company's compounds for the prevention of cancer metastases.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           *10.1 License Agreement dated as of July 18, 1996 by and between the Company and Boehringer Mannheim Italia

     (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter in which this report on Form 10-Q is filed.


           * Confidential treatment has been requested for a portion of this Exhibit.

                                  SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 24, 1996          By:/s/ BRIAN M. GALLAGHER
                                       -----------------------------------
                                       Brian M. Gallagher, Ph.D
                                       President and Chief Executive Officer




Date: October 24, 1996          By:/s/ NANCY C. BROADBENT
                                       -----------------------------------
                                       Nancy C. Broadbent
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)