Form 10-Q/A
period 1996-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 1997-02-26
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                           Commission File No. 0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                                    Delaware
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   52-1758016
                      (I.R.S. Employer Identification No.)

                 301 South State Street, Newtown, Pennsylvania
                    (Address of Principal Executive Offices)

                                      18940
                                   (Zip Code)

                                 (215) 579-7388
              (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes:   X      No:
                                  -----        -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1996:


                 Class                                Number of Shares
                 -----                                ----------------
      Common Stock, $.01 par value                       7,516,783

                                EXPLANATORY NOTE

      The Registrant hereby amends Exhibit 10.1, for which confidential treatment has been sought, of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 which was filed with the Securities and Exchange Commission on October 29, 1996.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1* License Agreement dated as of July 18, 1996 by and between the Company and Boehringer Mannheim Italia.

      (b)   Reports on Form 8-K

            None.

--------
* Confidential treatment has been requested and obtained for a portion of this Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLLAGENEX PHARMACEUTICALS, INC.

DATE:  February 25, 1997           By:     /s/ Brian M. Gallagher
                                        ----------------------------------------
                                           Brian M. Gallagher, Ph.D.
                                           President and Chief Executive Officer