Form 10-K
period 1996-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 1997-03-28
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     52-1758016
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

301 South State Street, Newtown, Pennsylvania                       18940
   (Address of Principal Executive Offices)                       (Zip Code)


                                 (215) 579-7388
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange
Title of Each Class                                   on Which Registered



_____________________                                 ____________________

_____________________                                 ____________________

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

________________________________________________________________________________
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes:   X      No:
                                       ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $49,544,955 at March 27, 1997 based on the last sales price on that date.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1997:


Class                                                      Number of Shares


Common Stock, $.01 par value                                  7,535,533


         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                Item                                                        Page

PART I     1.   Business..................................................   1

           2.   Properties................................................  17

           3.   Legal Proceedings.........................................  18

           4.   Submission of Matters to a Vote of Security Holders.......  18


PART II    5.   Market for the Company's Common Equity
                and Related Stockholder Matters...........................  18

           6.   Selected Financial Data...................................  20

           7.   Management's Discussion and Analysis of Results
                of Operations and Financial Condition.....................  21

           8.   Financial Statements and Supplementary Data...............  23

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................  23


PART III   10.  Directors and Executive Officers of the Company...........  25

           11.  Executive Compensation....................................  25

           12.  Security Ownership of Certain Beneficial Owners
                and Management............................................  25

           13.  Certain Relationships and Related Transactions............  25


PART IV    14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K...................................  26

SIGNATURES................................................................  27

EXHIBIT INDEX.............................................................  29

FINANCIAL DATA AND SCHEDULES..............................................  F-1

                                     PART I



ITEM 1.  BUSINESS.

GENERAL

         CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. The Company believes that its initial drug, Periostat, will be the first orally administered, systemically delivered pharmaceutical to treat periodontitis. Unlike existing treatments, which focus on the bacterial infection associated with periodontitis, Periostat inhibits the chronic progressive tissue degradation characteristic of the disease. The Company completed three pivotal Phase III clinical trials on Periostat. Based on these clinical trials, the Company believes that Periostat is a safe, efficacious, cost-effective therapy for the long-term treatment of periodontitis. The Company submitted a new drug application ("NDA") for Periostat in August 1996. The NDA was accepted for filing by the United States Food and Drug Administration (the "FDA") in October 1996.

         Existing therapies and those treatments known to be under development for periodontitis are designed primarily to treat the bacterial infection associated with periodontitis on a short-term, periodic basis. These treatments include mechanical and surgical techniques, prophylactic approaches, such as mouthwashes, and locally-delivered pharmaceutical therapies. The Company believes, however, that periodic treatments designed solely to fight bacterial infection are inadequate and that such treatments would be considerably more effective if augmented by a long-term pharmaceutical therapy, such as Periostat, which inhibits connective tissue destruction.

         The Company's core technology involves inhibiting the activity of certain enzymes that destroy the connective tissues of the body. Connective tissues are components of the body that form the structural basis for skin, bone, cartilage and ligaments. In addition to periodontal disease, this core technology may be applicable to other diseases and conditions characterized by the progressive destruction of connective tissues of the body, such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy. The Company's core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook ("SUNY").

         The Company was incorporated in Delaware in January 1992 under the name Collagenex, Inc. The Company's name was changed to CollaGenex Pharmaceuticals, Inc. in April 1996. The Company's executive offices are located at 301 South State Street, Newtown, PA 18940, and its telephone number is (215) 579-7388.

         Periostat is a registered trademark of the Company. All other trade names referenced are the service marks, trademarks or registered trade names of their respective companies or organizations.

INDUSTRY BACKGROUND

         Periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone, ultimately resulting in tooth loss. According to industry data, in the United States alone, an estimated one-third of all adults, or 67 million people, suffer from some form of periodontitis. The cost of treating periodontitis can be considerable due to the frequent treatments required. Approximately 13 million people seek professional treatment annually for periodontal disease, resulting in over 17 million periodontal procedures and annual expenditures of approximately $6 billion.

         The primary treatment for periodontal disease is mechanical intervention, known as scaling and root planing ("SRP"), in which bacterial plaque is removed from the supra-and sub-gingival tooth surfaces (above and below the gumline) using a metal scraper or ultrasound scaling device. Alternatively, in more severe periodontal disease, the gums are partially removed by a surgical procedure to reduce pocket depth around the tooth and to improve the effectiveness of home oral hygiene techniques. These treatments are designed to treat bacterial infection associated with periodontitis on a short-term, periodic basis and are performed by both periodontists and general dentists.

         As a result of the chronic nature of periodontitis and the short-term nature of existing therapies, patients require frequent treatments. In addition, patients are commonly referred to a specialist for such treatments. Periodontal disease is, therefore, among the more expensive dental pathologies to treat, and the Company believes that the treatment of periodontitis will be increasingly important to dental health managed care organizations ("DHMOs") and dental practitioners operating under capitated or fixed fee arrangements. The Company also believes that Periostat is well positioned to meet the economic and therapeutic requirements of such DHMOs and dental practitioners by providing a cost-effective therapy for periodontal disease management.

         Increased competition within the dental profession has created rapid adoption of new technologies. The Company believes that a new safe, painless, efficacious and cost-effective treatment will facilitate efforts by periodontists and dentists to attract and retain patients with periodontal disease.

STRATEGY

         The Company's primary objective is to become a leading provider of innovative medical therapies for the treatment of periodontal disease and other dental pathologies. The Company is pursuing the following strategy to achieve this objective:

         Develop Market Acceptance of Periostat. The Company will seek to gain broad market acceptance of Periostat as a safe, painless, efficacious and cost-effective therapy for periodontitis among periodontists, general dentists, third-party payors and patients. The Company plans to implement educational and awareness campaigns through the dissemination of scientific, clinical and patient outcomes data on Periostat. In addition, the Company intends to seek American Dental Association ("ADA") endorsement of Periostat.

         Establish a Sales and Marketing Organization. The Company plans to market Periostat to both periodontists and general dentists in the United States through one or more of a direct sales force, independent sales representatives or a strategic partner. In February 1997, the Company retained Innovative Customer Solutions, Ltd. ("ICS"), a sales and marketing organization focused on the dental industry, to assist in the U.S. launch of Periostat, subject to FDA approval. ICS was formed by a group of executives who previously managed dental pharmaceutical sales and marketing activities for a major consumer products company. In addition, the Company intends to establish a network of sub-licensees or distributors to market and sell Periostat outside of the United States. In July 1996, the Company executed a marketing and manufacturing agreement with Boehringer Mannheim Italia SpA ("BMI"), the Italian subsidiary of Boehringer Mannheim Group, pursuant to which BMI will have the exclusive right to market Periostat in Italy, San Marino and The Vatican City. Furthermore, BMI may manufacture Periostat on behalf of other European licensees and distributors. The Company also intends to establish a dedicated dental sales force to market Periostat to DHMOs in the United States.

         Build Relationships with DHMOs. The Company intends to establish relationships with selected DHMOs by demonstrating the potential long-term savings that could result from more effective disease management through the use of Periostat, including early intervention for mild-to-moderate periodontitis. The Company believes that acceptance by DHMOs of Periostat as a cost-effective therapy for the treatment of periodontal disease will offer a platform for practitioner education and influence general acceptance by dental practitioners.

         Acquire Complementary Technologies and Products. The Company is actively seeking to broaden its dental product line by in-licensing or acquiring high-quality diagnostic and therapeutic dental products complementary to Periostat. This would enable the Company to provide an integrated dental product line and leverage the Company's sales and marketing organization. In March 1996, the Company licensed on an exclusive, worldwide basis a proprietary formulation to treat gingivitis, a disease characterized by inflammation of the gums.

         Leverage Core Technology Through Strategic Partnering Arrangements. The Company intends to develop and commercialize non-dental therapeutic applications of its core technology through the establishment of corporate partnering arrangements. The Company has established research collaborations and evaluation agreements with the National Cancer Institute (the "NCI"), Smith & Nephew Research Limited ("Smith & Nephew"), Istituto Gentili and BMI. See "--Other Potential Applications."

PERIOSTAT

         The Company's primary focus to date has been on the development of Periostat, which the Company believes will be the first orally administered, systemically delivered pharmaceutical to treat adult periodontitis. Periostat, a 20mg dose of doxycycline, is a unique sub-antibiotic dosage strength that inhibits the chronic progressive tissue degradation characteristic of periodontal disease without exerting any anti-microbial effect. Periostat is intended to be taken orally by the patient, on an extended basis, between dental visits. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 30 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. The Company completed three pivotal Phase III clinical trials on Periostat. Based on these clinical trials, the Company believes that Periostat is a safe, efficacious, cost-effective therapy for the long-term treatment of periodontitis. The Company submitted a NDA for Periostat in August 1996. The
NDA was accepted for filing by the FDA in October 1996.

         The Company's Phase III clinical trials consisted of three parallel, separate, multi-centered, placebo-controlled, double-blinded clinical trials in patients with adult periodontal disease. A total of 436 patients were enrolled in the three clinical trials at 11 dental schools across the United States. These clinical trials were managed by an independent contract research organization and were conducted over a 12-month period. In each trial, patients were randomly assigned into groups that were administered Periostat or placebo capsules. At the outset of these trials, baseline measurements were taken of each of the clinical endpoints to be studied and each patient received a dental cleaning. Subsequent measurements were obtained at regular intervals and an additional dental cleaning was carried out after six months. Data were analyzed using conventional statistical techniques to establish whether significant differences existed between the Periostat-dosed groups and those receiving placebo by comparing data obtained at 12 months with baseline measurements. A confidence level of not less than 95% was used to establish whether statistically significant differences existed in clinical endpoints.

         The primary clinical endpoint of the clinical trials was the measurement of changes in clinical attachment level ("ALv"), a parameter defining the integrity of the connective tissue that anchors the tooth to the alveolar bone. This endpoint is the one most often recognized by the FDA to determine the validity of a claim for therapy of periodontal disease. The Company utilized two independent techniques in the clinical trials to measure ALv, manual probing and automated probing. Using the manual probing technique, ALv was measured at six separate probing sites around each tooth, regardless of whether disease was present or active. Therefore, in a typical mouth with 30 teeth, approximately 180 probing sites were measured. In contrast, using the automated probing technique, ALv was measured at only a subset of probing sites that exhibited active moderate-to-severe disease at the outset of the study.

         Each of the Phase III clinical trials demonstrated statistically significant improvements in ALv. The data observed using the manual probing technique revealed that the Periostat group exhibited an average improvement in ALv of 40% and 21% in probing sites with mild-to-moderate disease and severe disease, respectively, when compared with the placebo group. Similarly, the data from the subset of probing sites with active moderate-to-severe disease measured with the automated probe revealed that the Periostat group exhibited a greater than three-fold improvement in ALv when compared with the placebo group.

         Another significant primary clinical endpoint, the percentage of all probing sites that deteriorated by a clinically significant threshold of change, was studied using only the manual probe. Periostat was found to reduce the percentage of probing sites that deteriorated by a clinically significant amount. In addition, in those probing sites with normal ALv, mild-to-moderate periodontal disease and severe periodontal disease, Periostat reduced the progression of the disease by 32%, 46% and 55%, respectively.

         Several other secondary clinical endpoints were measured and analyzed using the manual probing technique during the course of the Company's Phase III clinical trials. These included probing pocket depth (the distance from the gumline to the base of the periodontal pocket), the extent to which the gums bled when the periodontal pocket was probed (a common screen for the severity of periodontal disease) and the loss of alveolar bone (measured using a complex x-ray technique known as digital subtraction radiography). All of these secondary clinical endpoints generally exhibited statistically significant improvements in each of the three clinical trials and in the combined data.

         A further subset of the trials involved the measurement of ALv following SRP. SRP was conducted during the course of the study on certain probing sites exceeding a pre-defined threshold of attachment loss. Analysis of the data derived from this subset demonstrated that the placebo group required SRP on five times as many probing sites as the group receiving Periostat. Furthermore, the combination of SRP with Periostat exhibited a greater than three-fold improvement in ALv when compared to SRP alone. This finding is being further evaluated by the Company in additional clinical studies.

         The Company's three pivotal Phase III clinical trials were completed in December 1994. The Company compiled the data, performed statistical analysis and conducted certain additional testing necessary to complete its NDA for Periostat, which it submitted to the FDA in August 1996. The NDA was accepted for filing by the FDA in October 1996. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, or at all. Failure to obtain FDA approval of a NDA for Periostat would have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGY

         The Company's core technology involves the pharmaceutical modulation of the activity of a broad class of enzymes known as matrix metalloproteinases ("MMPs"). MMPs are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

         Under normal physiological conditions, the natural breakdown of collagen is regulated by the interaction between the degradative properties of MMPs and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases ("TIMPs"), which modulate the level of MMP activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in the excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in periodontal disease. Similar degradative activity is associated with other disorders and conditions such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

         The Company's core technology is licensed on an exclusive basis from SUNY and results from the research of Drs. Lorne M. Golub and Thomas F. McNamara and their colleagues at SUNY. These researchers demonstrated that tetracyclines can significantly reduce the pathologically excessive collagen degradation associated with periodontal disease. They also were able to demonstrate that this result was unrelated to the antibiotic properties of tetracyclines. Furthermore, they demonstrated that the administration of doses of antibiotic tetracyclines well below the dosage levels necessary to destroy microbes (sub-antibiotic doses) was still effective in preventing the loss of connective tissue in models of periodontal disease. Studies published in scientific journals support the hypothesis that the mechanism of action for this activity is the result, in part, of the direct binding of tetracyclines to certain metal binding sites associated with the MMP structure.

         Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. The Company's Phase III clinical trials using Periostat demonstrated that the administration of sub-antibiotic doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies.

         The Company's license from SUNY also covers CMTs, a broad class of tetracyclines that have been chemically modified to retain and enhance their anti-collagenolytic properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. The Company's current research and development programs are focused on the use of CMTs in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment. See "--Other Potential Applications."

OTHER POTENTIAL APPLICATIONS

         The Company's research and discoveries relating to CMTs have yielded other potential therapeutic programs which the Company intends to develop and commercialize through the establishment of corporate partnering arrangements. The Company believes that its core technology may be utilized to develop therapies for other diseases and conditions which, like periodontal disease, are characterized by the progressive destruction of connective tissues of the body, such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

         Cancer Metastasis

         Cancer metastasis is the spread of cancer cells from a diseased organ to the lymphatic or circulatory system, where such cells then migrate throughout the body causing cancer to develop in other organs. Tumor cell invasion is a complex process that involves the destruction of the basement membrane, or structural support tissue, of the lymphatic or circulatory system, and the migration of tumor cells to secondary sites, followed by proliferation of these cells. Data from pre-clinical studies sponsored by the Company at two major universities suggest that several of the Company's CMT drug candidates have potent activity in models of cancer invasion.

         These studies also demonstrated that the inhibition of certain MMP activity by conventional tetracyclines and CMTs results in a decreased ability of tumor cells to invade the lung in models of metastasis. In addition, CMTs have been shown to modulate the specific type of MMP isolated from human lung cancer cells, the activity of which has been correlated with the metastatic potential of tumors. Pre-clinical studies are in progress in animal models of metastasis, and preliminary results suggest that a number of the Company's compounds show efficacy in these models.

         In October 1996, the Company and the NCI executed a letter of intent to formalize a collaborative research and development agreement pursuant to which the NCI agreed to perform pharmacology, toxicology and Phase I clinical trials using one of the Company's compounds for the prevention of cancer metastasis.

         In December 1996, the Company signed an agreement with BMI under which BMI will conduct animal studies to evaluate the potential of certain of the Company's compounds to treat metastatic cancer. The Company and BMI have agreed that, if the results are favorable, they will begin good faith negotiations of a license agreement.

         Wound Repair

         The repair of the connective tissue in response to acute injury involves the remodeling of collagen and related proteins. The Company has generated data in pre-clinical studies conducted at SUNY which suggest the potential utility of certain of its compounds in facilitating this process. To further explore this application, the Company has entered into an evaluation agreement with Smith & Nephew, pursuant to which Smith & Nephew will seek to validate the preliminary efficacy data developed at SUNY in the field of wound repair. The Company has granted to Smith & Nephew a right of first negotiation with respect to certain compounds in the field of wound repair.

         Osteoarthritis

         Osteoarthritis is a progressive, degenerative joint disease involving the breakdown of the synovial cartilage in the joint. Trauma, resulting in joint instability, most often is the cause of this disease, which results in the gradual destruction of bone and especially of collagen. Several pre-clinical studies carried out by the Company in collaboration with a major teaching hospital and other institutions have demonstrated that the use of the Company's compounds inhibit the loss of synovial cartilage in the joint. In June 1996, the Company entered into a research agreement with Istituto Gentili, an Italian pharmaceutical company, to evaluate the application of the Company's technology in the field of osteoarthritis.

         Osteoporosis

         Osteoporosis is characterized by reductions in both the amount and strength of bone tissue due to the loss of calcium from the bone, resulting in susceptibility to fracture. A pre-clinical study carried out by the Company in collaboration with a major university demonstrated that many of the Company's CMTs inhibit bone resorption, or the loss of bone tissue, in various experimental models.

         Rheumatoid Arthritis

         Rheumatoid arthritis is a chronic inflammatory joint disease with many pathophysiological similarities to periodontal disease. Substantial evidence implicates collagenase, an MMP, as a cause of bone, joint and tissue destruction in this disease. Several animal studies carried out by the Company and SUNY in collaboration with a major teaching hospital have demonstrated that the use of the Company's CMTs significantly reduced radiographic evidence of cartilage and bone destruction in the joint that correlated with the normalization of MMP activity.

         Diabetic Nephropathy

         Nephropathy is one of the most serious secondary complications of diabetes. This condition results in the progressive loss of kidney function, requiring dialysis or a kidney transplant to maintain survival, and frequently leads to end-stage renal disease. The destruction observed in diabetic nephropathy is associated with elevated levels of MMPs which degrade the basement membrane of the kidney, causing it to lose its ability to effectively act as a filter. An early indicator of kidney disease is proteinuria, which is the excretion of protein in the urine. Animal model studies conducted by SUNY have shown that the administration of CMTs significantly reduces the severity of proteinuria and the Company believes such administration reduces the collagenolytic activity in the glomerulus, which is the structure within the kidney that prevents proteinuria.

MARKETING

         The Company plans to market Periostat to both periodontists and general dentists in the United States through one or more of a direct sales force, independent sales representatives or a strategic partner. In February 1997, the Company retained ICS, a sales and marketing organization focused on the dental industry, to assist in the U.S. launch of Periostat, subject to FDA approval. ICS was formed by a group of executives who previously managed dental pharmaceutical sales and marketing activities for a major consumer products company. Such arrangement is terminable at will by either party. In addition, the Company intends to establish a network of sub-licensees or distributors to market and sell Periostat outside of the United States. For example, in July 1996, the Company executed a marketing and manufacturing agreement with BMI pursuant to which BMI has the exclusive right to market Periostat in Italy, San Marino and The Vatican City. The agreement provided for BMI to pay the Company a nonrefundable license fee upon signing, which was paid in 1996, additional fees upon the achievement of future milestones and royalties on future sales of Periostat in Italy, San Marino and The Vatican City. The Company also intends to establish a dedicated dental sales force, with expertise in sales and third-party reimbursement, to market Periostat to DHMOs in the United States.

         In order to provide an integrated dental product line and leverage the Company's sales and marketing organization, the Company is actively seeking to in-license or acquire high quality diagnostic and therapeutic dental products complementary to Periostat.

         The Company plans to implement a broad-based marketing program with special emphasis on educational programs through the dissemination of scientific, clinical and patient outcomes data on Periostat and periodontal disease. These marketing programs will focus on establishing broad market acceptance of Periostat among periodontists, general dentists, third-party payors and patients. In addition, the Company intends to seek ADA endorsement of Periostat.

         The commercial success of Periostat will be dependent, in part, upon the availability of government or private third-party reimbursement for the product. Prior to approving coverage for a new drug product, most third-party payors require evidence that the product is safe and effective, not experimental or investigational. The Company believes that third-party reimbursement may be available for Periostat. The Company, however, currently has no history in obtaining reimbursement in the United States or other countries.

         The Company currently does not have any inside sales and marketing personnel. The Company has begun recruiting such personnel. There can be no assurance, however, that the Company will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful.

RESEARCH AND DEVELOPMENT

         The Company conducts a broad-based research and drug discovery program through its collaborations with corporate partners, researchers, universities, medical institutions and leading scientists. Pharmaceutical development activities are carried out primarily by contract research organizations at the direction of the Company. Historically, the Company's research has focused on the inhibition of collagenolytic activity with particular emphasis on periodontal disease. The Company maintains an ongoing research relationship with SUNY relating to tetracyclines, including CMTs, and their effect on connective tissue disorders. The Company receives certain proprietary rights to inventions or discoveries that arise as a result of this research. The Company's current research and development objective is to develop additional products utilizing its CMT technology. See "--Technology" and "-- Other Potential Applications."

         The Company has entered an agreement with a contract research organization pursuant to which such entity performs a majority of the Company's clinical development, data management and regulatory affairs activities. Either party may terminate such agreement on 90 days prior written notice. The Company's research and development expenditures were approximately $1.9 million, $3.6 million and $4.4 million, in 1994, 1995 and 1996, respectively. Of such amounts, $0.6 million, $1.7 million and $1.8 million were incurred under this agreement for such periods.

MANUFACTURING AND SUPPLIERS

         The Company relies on third-party contract manufacturers to produce doxycycline, the active drug ingredient in Periostat, and for the commercial manufacturing of Periostat. The Company has entered into a manufacturing agreement with Applied Analytical Industries, Inc. ("AAI"), in Wilmington, North Carolina for the manufacture of Periostat. AAI supplied a portion of the products used in the Company's Phase III clinical trials. This agreement, which requires the Company to purchase minimum amounts of Periostat, terminates three years from the date of the initial product launch and automatically extends for consecutive one-year periods unless 12-month prior written notice is provided before the expiration of the applicable term. AAI is required to comply with good manufacturing practices ("GMP") requirements.

         The Company has entered into a supply agreement with Hovione International Limited ("Hovione") pursuant to which the active ingredient in Periostat, doxycycline, is supplied by

Hovione from its offshore facilities. Hovione supplies a substantial portion of the doxycycline used in the United States from two independent, FDA-registered and approved facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The supply agreement is in effect until January 25, 2000 and will automatically renew for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the agreement effective immediately at the end of such 90-day period. The Company relies on Hovione as its sole supplier of doxycycline.

         There can be no assurance that the Company will be able to enter into or maintain supply or manufacturing agreements on acceptable terms, if at all. In the event that the Company is unable to obtain sufficient quantities of doxycycline or Periostat on commercially reasonable terms, or in a timely manner, or if the Company's suppliers fail to comply with GMP, the Company's business, financial condition and results of operations would be materially adversely affected. See "--Government Regulation."

PATENTS, TRADE SECRETS AND LICENSES

         The Company's success will depend in part on patent and trade secret protection for its technologies, products and processes, and on its ability to operate without infringement of proprietary rights of other parties both in the United States and in foreign countries. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes.

         The Company depends on the license from the Research Foundation of the State of New York at Stony Brook for all of its core technology (the "SUNY License"). The SUNY License grants the Company an exclusive worldwide license to SUNY's interests in certain patents and patent applications to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Thirteen U.S. patents held by SUNY and seven U.S. patent applications held or jointly held by SUNY are licensed to the Company under the SUNY License. One of the seven patent applications has been co-assigned to the University of Miami, Florida, another patent application has been co-assigned to Washington University, and a third patent application has been assigned to New York University and Long Island Jewish Medical Center. The primary U.S. patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related U.S. patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The eleven other U.S. patents relate to the compositions of certain chemically modified tetracyclines with anti-collagenolytic properties, methods of use of tetracyclines to reduce bone loss and methods of use of tetracyclines to enhance bone growth and inhibit protein glycosylation. SUNY did not apply in foreign countries for patents corresponding to the Primary Patent but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. A patent application corresponding to the Secondary Patent is pending in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan and has pending patent applications in certain other foreign countries which correspond to its U.S. patents relating to methods of use of tetracyclines to reduce bone loss. All of SUNY's

U.S. and foreign patents expire between 2004 and 2014. The Company's rights under the SUNY License are subject to certain statutory rights of the U.S. government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that the Company will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon the Company's failure to make timely payments, reimbursements or reports, if the failure is not cured by the Company within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for the Company's technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

         One of the U.S. patents and a corresponding Japanese patent application licensed to the Company under the SUNY License are owned jointly by SUNY and a Japanese company. These patent rights, which expire in 2012, cover particular CMTs (the "Jointly Owned CMTs") that were involved in research activities between SUNY and the Japanese company. The Japanese company may have exclusive rights to these Jointly Owned CMTs in Asia, Australia and New Zealand and may have a non-exclusive right to exploit these Jointly Owned CMTs in other territories. These Jointly Owned CMTs are not involved in the Company's Periostat product but could, in the future, prove to be important for one or more of the Company's other potential applications of its technology. If the Company does incorporate the Jointly Owned CMTs in any future product, it may be precluded from marketing these products in Asia, Australia and New Zealand and could experience increased competition in other markets from the joint owner.

         In consideration of the license granted to the Company, the Company:
(i) issued to SUNY 78,948 shares of Common Stock; and (ii) has agreed to pay SUNY royalties on the net sales of products employing tetracyclines, with minimum annual royalty payments per year. The term of the license is: (i) until the expiration of the last to expire of the licensed patents in each country; or
(ii) until 20 years from the first commercial sale of any collagenase inhibition-related product by the Company for know-how, at which time the Company has a fully paid, non-exclusive license.

         The Company intends to enforce its patent rights against third-party infringers. Due to the general availability of generic tetracyclines for use as antibiotics, the Company could become involved in infringement actions, which could entail substantial costs to the Company. Regardless of the outcome, defense and prosecution of patent claims is expensive and time consuming, and results in the diversion of substantial financial, management and other resources from the Company's other activities.

         The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, as to the patent applications licensed to it, even though the Company currently is prosecuting such patent applications with U.S. and foreign patent offices, the Company does not know whether any of such applications will result in the issuance of any additional patents or, if any additional patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

         There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how, or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company. The Company's failure to obtain these licenses would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success also is dependent upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of its scientific and technical personnel. The Company requires all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries and inventions. In addition, the Company seeks to obtain such agreements from its consultants, advisors and research collaborators. There can be no assurance that adequate protection will be provided for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. The Company occasionally provides information and chemical compounds to research collaborators in academic institutions, and requests that the collaborators conduct tests in order to investigate certain properties of the compounds. There can be no assurance that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to the Company on acceptable terms. If the assertion of intellectual property rights by an academic institution can be substantiated, failure of the academic institution to grant intellectual property rights to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.


GOVERNMENT REGULATION

         The Company's activities and product candidates are subject to extensive and rigorous regulation by a number of governmental entities in the United States, primarily the FDA, and by comparable regulatory authorities in other countries. These governmental entities regulate, among other things, research and development activities including animal and human testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of prescription drug products. Different types of FDA regulation apply to various drug products, depending upon whether they are marketed only upon the order of a physician (prescription drugs) or over-the-counter, are biological or antibiotic drugs or are controlled drugs, such as narcotics. Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and approval is uncertain. Many products that initially appear promising ultimately do not reach the market because they are not found to be safe and effective, as demonstrated by testing required by government regulation during the development process. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay an application or require additional expenditure by the Company. Moreover, even if approval is obtained, failure to comply with present or future regulatory requirements, or new information adversely reflecting on the safety or effectiveness of the approved drug, can lead to FDA withdrawal of approval to market the product. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant pre-market approval of drugs or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

         The activities required before a new drug product may be marketed in the United States begin primarily with pre-clinical testing. Pre-clinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many pre-clinical (toxicology) studies are regulated by the FDA under Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be repeated. The Company's pre-clinical studies were conducted in accordance with GLP regulations.

         The entire body of pre-clinical development work necessary to administer investigational drugs to human volunteers or patients is provided in an Investigational New Drug application ("IND") filed with the FDA. FDA regulations provide that human clinical trials may begin 30 days following receipt of an IND, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND submission. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design. Such holds can cause substantial delay and, in some cases, may require abandonment of a product. Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to a FDA reviewed protocol. Each clinical study is conducted under the auspices of independent Institutional Review Boards ("IRBs") at the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety and tolerance, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy with an expanded population at geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, must be submitted to the FDA prior to commencement of each clinical trial. All patients involved in the clinical trial must provide informed consent prior to their participation.

         A company seeking FDA approval to market a new drug must file a NDA with the FDA pursuant to the Federal Food, Drug and Cosmetic Act. In addition to reports of the pre-clinical and clinical trials conducted under the FDA-approved IND, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products as well as proposed product packaging and labeling. Submission of a NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for cancer and other rare or life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval to further delineate safety and efficacy (Phase IV clinical trials).

         In late 1995, the FDA requested that the Company conduct additional animal studies regarding certain effects associated with the reproductive effects and long-term dosing of doxycycline and that the data be included in the Company's NDA submission. Such animal studies have been conducted and the results included in the Company's NDA for Periostat. The FDA also requested that a post-approval, post-marketing animal study related to long-term dosing and carcinogenicity be conducted to satisfy the regulatory requirement for a chronically administered drug.

         The FDA may, in some circumstances, impose restrictions on the use of a drug, compliance with which may be difficult and expensive. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is approved for a given indication in a NDA, subsequent new indications or dosages for the same product are reviewed by the FDA by the filing of a NDA supplement. The NDA supplement is much more focused than the NDA and deals primarily with safety and effectiveness data related to the indication or dosage, and labeling information for the new indication. Finally, the FDA requires reporting of certain information that becomes known to a manufacturer of an approved drug.

         The FDA does not permit a manufacturer or distributor to market or promote an approved drug product for an unapproved "off label" use or dosage level. Therefore, any company that markets or promotes doxycycline for use in the treatment of adult periodontitis in an unapproved dosage level (for example, a 50mg scored tablet) without first obtaining FDA approval for such use and dosage would be subject to regulatory action. Generally, the FDA, under its "practice of medicine" policy, does not prohibit a physician, dentist or other licensed practitioner from prescribing an approved drug product for an unapproved use or dosage. Nor does the FDA generally regulate the practice of pharmacy where the pharmacist fills a prescription issued by a licensed practitioner for an individual patient. There can be no assurance that the FDA or a state agency regulating the practice of medicine would initiate regulatory action against a licensed practitioner for prescribing doxycycline in the currently available dosage for use in the treatment of adult periodontitis.

         The Drug Price Competition and Patent Term Restoration Act of 1984 provides for abbreviated approval requirements for generic drugs, exclusivity protection for innovative products that prevents FDA approval of generic versions, and patent extension for a certain period of time that it takes to obtain FDA approval. Periostat is being treated by the FDA as an "antibiotic" and is being reviewed pursuant to Section 507 of the Federal Food, Drug and Cosmetic Act. Therefore, the Company will have to rely solely on its patent protection as Periostat will not be entitled to a three-year period of marketing exclusivity before generic versions can be approved by the FDA for commercial sale, and no patent-term extension will be available. In addition, the Company will be subject to certain user fees that the FDA is authorized to collect under the Prescription User Fees Act of 1992 for reviewing NDAs and other marketing applications.

         Among the requirements for product approval is the requirement that the prospective manufacturer conform to GMP regulations. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record-keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities in the United States in order to assure compliance with applicable GMP requirements. Foreign manufacturers also are inspected by the FDA if their drugs are marketed in the United States. Failure of the Company's foreign supplier of the active ingredient used in the manufacture of the Company's products or failure of the Company's manufacturer of its finished dosage form products to comply with the GMP regulations or other FDA regulatory requirements would have a material adverse effect on the Company's business, financial condition or results of operations.

         The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require post-marketing testing and will require surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Adverse experiences with the product must be reported to the FDA.

         In addition to the applicable FDA requirements, the Company is subject to foreign regulatory authorities governing clinical trials and drug sales. Whether or not FDA approval has been obtained, approval of a pharmaceutical product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

COMPETITION

         The pharmaceutical industry is subject to intense competition as well as rapid and significant technological change. While the Company believes that there are no other products for the treatment of periodontal disease which operate through systemic delivery of therapeutics designed to reduce connective tissue destruction, the Company is aware of companies that have developed or are developing products that may compete in the same market. The Company believes that a significant competitive factor is the relative speed with which the Company can complete the approval process and, if Periostat is approved, supply commercial quantities of the product to the market. In addition, the Company expects that competition in the periodontal area will be based on other factors, including product efficacy, safety, cost-effectiveness, ease of use, patient discomfort, availability, price and patent position.

         Many of the Company's potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

EMPLOYEES

         The Company historically has relied upon consultants to perform many of its operating activities and has outsourced its manufacturing, clinical trials, NDA preparation and other activities. As of December 31, 1996, the Company employed nine persons. Each of its management personnel has had prior experience with pharmaceutical, biotechnology or medical products companies. The Company intends to increase its sales and marketing staff and to continue to outsource many of the activities which it historically has outsourced. None of the Company's employees are covered by collective bargaining agreements. All of the Company's employees are covered by confidentiality agreements. The Company considers relations with its employees to be excellent.


ITEM 2.  PROPERTIES.

         The Company owns no real property. The Company leases 2,700 square feet of office space in Newtown, Pennsylvania. The Company's facility contains all of its executive and administrative offices. This lease expires on December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to June 1996, there was no established market for the Company's Common Stock. Since June 20, 1996, the Common Stock has traded on the Nasdaq National Market ("NNM") under the symbol "CGPI."

         The following table sets forth the high and low bid information for the Common Stock for each of the quarters since the quarter ended June 30, 1996 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        QUARTER ENDED                 HIGH            LOW
        -------------                 ----            ---
June 30, 1996                        $10.25          $8.25
September 30, 1996                   $11.25          $6.125
December 31, 1996                    $11.75          $7.50

         As of January 31, 1997, the approximate number of holders of record of the Common Stock was 56 and the approximate number of beneficial holders of the Common Stock was 1,200.

         The Company has never declared or paid any dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         The following information relates to all securities of the Company sold by the Company during the year ended December 31, 1996 which were not registered under the Securities Act of 1933 (the "Act"):

       1. During 1996, the Company from time to time granted stock options to employees, directors and consultants. The following table sets forth certain information regarding such 1996 grants:

                                                                                        RANGE OF EXERCISE
                                                                    NO. OF SHARES             PRICES
                                                                    -------------             ------
           1996.............................................           221,000             $2.00-$10.00


       2. During 1996, the Company from time to time issued stock to employees, directors and consultants pursuant to the exercise of stock options. The following table sets forth certain information regarding such 1996 issuances:

                                                                                          RANGE OF EXERCISE
                                                                      NO. OF SHARES             PRICES
                                                                      -------------             ------
            1996...........................................              23,750             $0.20-$0.335

         No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company claims that the issuance and sale of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Act as transactions not involving any public offering, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data set forth below with respect to the Company's consolidated statement of operations data for each of the years in the three-year period ended December 31, 1996 and for the period from January 10, 1992 (inception) to December 31, 1996 and with respect to the consolidated balance sheet data at December 31, 1995 and 1996 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K". The consolidated statement of operations data for the period from January 10, 1992 (inception) to December 31, 1992 and for the year ended December 31, 1993 and the consolidated balance sheet data as of December 31, 1992, 1993 and 1994 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" which are included elsewhere in this Annual Report on Form 10-K.

                                     PERIOD FROM                                                                   FOR THE PERIOD
                                   JANUARY 10, 1992                   YEARS ENDED DECEMBER 31,                    JANUARY 10, 1992
                                    (INCEPTION) TO        -----------------------------------------------          (INCEPTION) TO
                                  DECEMBER 31, 1992       1993           1994           1995         1996         DECEMBER 31, 1996
                                  -----------------       ----           ----           ----         ----         -----------------
                                                                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
   Revenues:
     Licensing revenues               $     --         $    --         $    --          $   --        $    400        $    400
   Operating expenses:
     Research and development            1,131           1,913           1,928           3,635           4,436          13,044
     General and administrative            333             613             793           1,548           2,527           5,814
   Loss from operations                 (1,464)         (2,526)         (2,721)         (5,183)         (6,563)        (18,458)
   Net loss                             (1,416)         (2,483)         (2,653)         (5,269)         (5,918)        (17,739)
   Net loss allocable to common
     stockholders                       (1,607)         (2,834)         (3,229)         (6,028)         (6,638)        (20,336)
                                      --------         -------         -------          ------        --------         -------
Pro forma:
   Net loss per share(1)                                                                $(1.10)       $  (0.90)
   Shares used in computing pro forma
   net loss per share(1)                                                                 4,808           6,580

                                                                     AS OF DECEMBER 31,
                                           ---------------------------------------------------------------------
                                             1992             1993           1994          1995           1996
                                             ----             ----           ----          ----           ----
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments                  $ 2,112          $  3,369        $   617      $   5,806      $  18,215
Total assets                                 2,655             3,374            628          5,840         18,437
Mandatorily redeemable convertible
   preferred stock                              31                51          7,510         18,908             --
Deficit accumulated during
   development stage                          (788)           (3,732)        (6,552)       (11,820)       (17,739)
Total stockholders' equity(deficit)          2,333             2,653         (7,581)       (13,581)        17,592


(1) See Note 2 of Notes to Financial Statements for information concerning computation of pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         CollaGenex Pharmaceuticals, Inc. began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no product revenues and has funded its operations primarily from the proceeds of its initial public offering and through private placements of equity securities. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities and general and administrative expenses.

         Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company anticipates that it will significantly increase the number of its employees over the next several years, primarily in the selling, general and administrative areas, in anticipation of regulatory approval and market commercialization of Periostat.

         The Company has incurred losses each year since inception and had an accumulated deficit of $17.7 million at December 31, 1996. The Company expects to continue to incur losses over the next several years from expenditures on drug development, marketing, manufacturing and administrative activities.

         Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by the use of forward looking terminology such as "may," "will, "expect," "anticipate" or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

         From inception through December 31, 1996, the Company had no revenues from product sales. The Company does not expect to generate any revenues from product sales in 1997.

Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, insurance, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales, marketing and finance.

         The Company earned $400,000 in licensing fee revenue during 1996.
This revenue resulted from the signing of a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat in Italy, San Marino and The Vatican City.

         Years Ended December 31, 1996 and December 31, 1995

         Research and development expenses increased from $3.6 million in 1995 to $4.4 million in 1996. This increase resulted from higher contract costs associated with preparing and submitting a NDA for Periostat, including data compilation, statistical analysis and validation of production processes.

         General and administrative expenses increased from $1.5 million in 1995 to $2.5 million in 1996. This increase was due primarily to higher employee compensation expenses due to the hiring of additional staff in finance and commercial development, including a non-cash compensation charge of approximately $0.1 million resulting from the grant of certain employee stock options, and higher insurance and professional fees associated with becoming a public company.

         Years ended December 31, 1995 and December 31, 1994

         Research and development expenses increased from $1.9 million in 1994 to $3.6 million in 1995, primarily due to higher costs associated with completing the Phase III clinical trials on Periostat, including extensive data compilation and statistical analysis of such data.

         General and administrative expenses increased from $0.8 million in 1994 to $1.5 million in 1995, primarily due to an increase in the number of employees, higher facilities expenses resulting from the Company's relocation in the fourth quarter of 1994 and higher legal and accounting fees in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in January 1992, the Company has financed its operations through private placements of preferred stock and common stock and an initial public offering of common stock aggregating $35.2 million. At December 31, 1996, the Company's cash, cash equivalents and short-term investments totaled $18.2 million.

The Company's working capital at December 31, 1996 was $17.5 million, an increase of $12.2 million from December 31, 1995.

         The Company had no debt outstanding (other than accounts payable and accrued expenses) at December 31, 1996 and December 31, 1995. The Company has no lines of credit.

         From inception through December 31, 1996, the Company invested approximately $75,000 in capital expenditures. The Company had no capital leases outstanding at December 31, 1996. Although the Company anticipates higher levels of equipment- and facilities-related expenditures in the foreseeable future, such future expenditures are not anticipated to be material.

         The Company expects that its existing capital resources, together with the proceeds from its proposed offering of Common Stock anticipated to be consummated in April 1996, will be adequate to fund the Company's operations through at least 1998. There can be assurance, however, that such offering will be consummated in this time frame, if at all. If such offering is not consummated, the Company believes that its existing working capital will be adequate to fund the Company's operations through at least 1997. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including FDA approval of Periostat, if any, the size and scope of its sales and marketing effort, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

         As of December 31, 1996, the Company had available $13.2 million and $3.0 million in net operating carryforwards to offset future federal and state taxable income, respectively, if any, through the year 2011 and 1999, respectively. In addition, the Company had research and experimentation tax credits of approximately $0.1 million, which expire at various times through the year 2011. As a result of past financings and the Company's initial public offering in June 1996, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act and may be limited.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 19, 1996, the Company selected KPMG Peat Marwick LLP, to act as independent accountants for the Company and informed the prior auditors, the Company's independent accountants since January 1994, of its decision. The former auditors' report on the Company's financial statements for the period from January 10, 1992 (inception) to December

31, 1993 does not cover the financial statements of the Company included in this Annual Report on Form 10-K. In connection with its audit for the period from January 10, 1992 (inception) to December 31, 1993, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditors' report on the Company's financial statements for the period from January 10, 1992 (inception) to December 31, 1993 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of the Directors of the Company. The prior auditors have furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements. Such letter appears in Exhibit 16 to this Annual Report on Form 10-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11. EXECUTIVE COMPENSATION.

         The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    (1)        Financial Statements.

                  Reference is made to the Index to Financial Statements and Schedules on Page F-1.

(a)    (2)        Financial Statement Schedules.

                  Reference is made to the Index to Financial Statements and Schedules on Page F-1.

(a)     (3)       Exhibits.

                  Reference is made to the Index to Exhibits on Page 29.

(b)               Reports on Form 8-K.

                  No reports on Form 8-K have been filed during the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1997.


                                     COLLAGENEX PHARMACEUTICALS, INC.



                                     By:/s/ Brian M. Gallagher
                                        ----------------------------------------
                                            Brian M. Gallagher, Ph.D., President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                        TITLE                                  DATE
           ---------                                        -----                                  ----

/s/ Brian M. Gallagher, Ph.D.                    President, Chief Executive Officer and       March 28, 1997
---------------------------------                Director (Principal Executive Officer)
    Brian M. Gallagher, Ph.D.


/s/ Nancy C. Broadbent                           Chief Financial Officer, Treasurer and       March 28, 1997
---------------------------------                Secretary (Principal Financial and
    Nancy C. Broadbent                           Accounting Officer)



/s/ Helmer P.K. Agersborg, Ph. D.                Chairman of the Board and Director           March 28, 1997
---------------------------------
    Helmer P.K. Agersborg, Ph.D.


/s/ James E. Daverman                            Director                                     March 28, 1997
---------------------------------
    James E. Daverman


/s/ Robert J. Easton                             Director                                     March 28, 1997
---------------------------------
    Robert J. Easton


/s/ Stephen W. Ritterbush, Ph.D.                 Director                                     March 28, 1997
---------------------------------
    Stephen W. Ritterbush, Ph.D.


/s/ Pieter J. Schiller                           Director                                     March 28, 1997
---------------------------------
    Pieter J. Schiller


/s/ Terence E. Winters, Ph.D.                    Director                                     March 28, 1997
---------------------------------
    Terence E. Winters, Ph.D.


/s/ Peter Barnett                                Director                                     March 28, 1997
---------------------------------
   Peter Barnett

                                  EXHIBIT INDEX



EXHIBIT NO.                      DESCRIPTION OF EXHIBIT

  3.1(a)             Amended and Restated Certificate of Incorporation.

  3.2(a)             Amended and Restated Bylaws.

  4.1(a) Registration Rights Agreement dated September 29, 1995 by and among the Company and certain investors, as supplemented.

  4.2(a)(b)          Letter dated December 16, 1993 re: certain rights of the
                     Company with respect to certain securities of the Company owed by Brian M. Gallagher, Ph.D.

  4.3(a) Fourth Investment Agreement as of September 29, 1995 by and among the Company and certain Investors.

+10.1(a) Assignment of, Amendment to and Restatement of Agreement, with all exhibits, as amended, and schedules, dated January 13, 1992 by and among the Company, Johnson & Johnson Consumer Products, Inc. and Research Foundation of State University of New York.

+10.2(a) Supply Agreement dated January 23, 1995 between the Company and Hovione International Limited.

+10.3(a) Manufacturing Agreement as of April 12, 1996 by and between the Company and Applied Analytical Industries, Inc.

 10.4(a) Form of Non-Disclosure Agreement executed by all Employees as employed from time to time.

 10.5(a)(b)          Form of Non-Competition Agreement executed by each of Brian
                     M. Gallagher, Ph.D., Nancy C. Broadbent and Robert A.
                     Ashley.

 10.6(a) Form of Mutual Non-Disclosure Agreement executed by certain consultants and research collaborators as retained from time to time.

 10.7(a)(b)          Form of Indemnification Agreement executed by each of the
                     Company's directors and officers.

 10.8(a)             Forms of Consulting Agreement executed by each of Lorne M.
                     Golub and Thomas F. McNamara.

 10.9(a)             Form of Material Transfer Agreement between the Company and
                     Researchers.

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT


 10.10 Lease Agreement dated September 5, 1995 between the Company and Stocking Works Associates, (incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996) as amended effective January 1, 1997 (such amendment filed herewith).

 10.11(a) Master Consulting Agreement dated September 19, 1994 between the Company and Quintiles, Inc.

 10.12(a)(b)         1992 Stock Option Plan of the Company, as amended to date.

 10.13(a)(b)         1996 Stock Plan of the Company.

 10.14(a)(b)         1996 Non-Employee Director Stock Option Plan of the
                     Company.

+10.15(c)            License Agreement dated July 18, 1996 by and between the
                     Company and Boehringer Manheim Italia.

 11                  Statement re: Computation of Per Share Earnings.

 16(a)               Letter re: Change in Certifying Accountants.

 21                  List of subsidiaries of the Registrant.

 27                  Financial Data Schedule for the year ended December 31,
                     1996.


-------------

+ Confidential treatment has been requested and granted for a portion of this Exhibit.

(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.

(b) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 which was filed on October 29, 1996.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                           December 31, 1995 and 1996


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiary (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from January 10, 1992 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiary (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from January 10, 1992 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                                   KPMG Peat Marwick LLP




Princeton, New Jersey
February 7, 1997

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets
                           December 31, 1995 and 1996

                                        ASSETS                                          1995                1996
                                                                                    ------------        ------------
Current assets:
     Cash and cash equivalents                                                      $  5,806,435        $  9,848,177
     Short-term investments                                                                   --           8,366,736
     Interest receivable                                                                      --              65,534
     Prepaid expenses                                                                      7,282              88,443
                                                                                    ------------        ------------
               Total current assets                                                    5,813,717          18,368,890
Equipment, net (note 3)                                                                   14,748              56,496
Other assets                                                                              11,520              11,158
                                                                                    ------------        ------------
               Total assets                                                         $  5,839,985        $ 18,436,544
                                                                                    ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                               $     17,672        $     45,434
     Accrued expenses (note 4)                                                           494,855             798,925
                                                                                    ------------        ------------
               Total current liabilities                                                 512,527             844,359
                                                                                    ------------        ------------

Mandatorily redeemable convertible preferred stock (at redemption value which includes accreted dividends of $1,877,146 in 1995; converted into
     5,199,124 common shares upon consummation of initial public offering in
     1996) (note 5):
        Series A convertible preferred stock, $0.01 par
           value; 3,500,000 shares authorized, 3,133,000
           shares issued and outstanding in 1995                                       4,169,813                  --
        Series B convertible preferred stock, $0.01 par
           value; 2,000,000 shares authorized, 1,946,268
           shares issued and outstanding in 1995                                       3,915,902                  --
        Series C convertible preferred stock, $0.01 par value;
           5,350,000 shares authorized, 5,318,980 shares
           issued and outstanding in 1995                                             10,822,391                  --
                                                                                    ------------        ------------
                                                                                      18,908,106                  --
Stockholders' equity (deficit) (notes 6 and 7):
     Preferred stock, $0.01 par value, no shares authorized in
        1995 and 5,000,000 in 1996, no shares outstanding in
        1995 and 1996                                                                         --                  --
     Common stock, $0.01 par value; 6,725,000 shares authorized in 1995 and 25,000,000 in 1996, 312,659 and 7,535,533
        shares issued and outstanding in 1995 and 1996, respectively                       3,127              75,356
     Additional paid-in capital (deficit)                                             (1,743,105)         35,551,459
     Deferred compensation (note 7)                                                      (20,183)           (295,825)
     Deficit accumulated during the development stage                                (11,820,487)        (17,738,805)
                                                                                    ------------        ------------
               Stockholders' equity (deficit)                                        (13,580,648)         17,592,185
Commitments (notes 9, 10 and 12)
               Total liabilities and stockholders' equity (deficit)                 $  5,839,985        $ 18,436,544
                                                                                    ============        ============

See accompanying notes to consolidated financial statements

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
              For the years ended December 31, 1994, 1995 and 1996
                    and for the period from January 10, 1992
                        (inception) to December 31, 1996


                                                                                                         For the
                                                                                                       period from
                                                                                                     January 10, 1992
                                                       Year ended December 31,                        (inception) to
                                          ---------------------------------------------------          December 31,
                                              1994                1995                1996                1996
                                          ------------        ------------        ------------       ----------------
License revenues                          $         --        $         --        $    400,000        $    400,000
Operating expenses incurred in the
     development stage:
        Research and development
           (notes 9 and 12)                  1,927,991           3,635,374           4,436,296          13,043,991
        General and administrative             792,961           1,547,997           2,527,179           5,813,852
                                          ------------        ------------        ------------        ------------
           Total operating expenses          2,720,952           5,183,371           6,963,475          18,857,843
                                                                                  ------------        ------------

           Loss from operations             (2,720,952)         (5,183,371)         (6,563,475)        (18,457,843)
Other income (expense):
     Interest income                            67,487              58,917             645,157             863,146
     Interest expense                               --            (144,108)                 --            (144,108)
                                          ------------        ------------        ------------        ------------
                                                67,487             (85,191)            645,157             719,038
           Net loss                       $ (2,653,465)       $ (5,268,562)       $ (5,918,318)       $(17,738,805)
                                          ============        ============        ============        ============

Accretion of undeclared
     dividends attributable to
     mandatorily redeemable
     convertible preferred stock          $    575,370        $    759,801        $    719,562        $  2,596,708
                                          ============        ============        ============        ============

Net loss allocable to common
     stockholders                         $ (3,228,835)       $ (6,028,363)       $ (6,637,880)       $(20,335,513)
                                          ============        ============        ============        ============


Pro-forma net loss per share (notes 2
     and 6)                                                   $      (1.10)       $     (0.90)
                                                              ============        ===========

Shares used in computing pro-forma
     net loss per share (notes 2 and 6)                          4,807,876          6,580,419
                                                              ============        ===========





See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)
                      For the period from January 10, 1992
                      (inception) through December 31, 1996



                                                                                 Common stock              Additional
                                                                            -----------------------          paid-in
                                                                             Number           Par            capital
                                                                            of shares        value          (deficit)
                                                                            ---------        -----          ---------
  Issuance of common stock in exchange for technology
     license in January 1992 at inception                                      54,552       $   546       $    10,364
  Issuance of common stock in exchange for consulting services                  7,500            75            14,925
  Issuance of common stock in exchange for technology
     license in November 1992                                                  24,396           244             4,635
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                               --            --          (190,903)
  Net loss                                                                         --            --                --
                                                                           ----------       -------       -----------
Balance, December 31, 1992                                                     86,448           865          (160,979)
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                               --            --          (351,072)
  Net loss                                                                         --            --                --
                                                                           ----------       -------       -----------
Balance, December 31, 1993                                                     86,448           865          (512,051)
  Exercise of common stock options ($0.20 per share)
     (note 7)                                                                  75,969           760            14,771
  Issuance of common shares to an executive officer at
     $0.335 per share in November 1994 (note 7)                               125,000         1,250            40,625
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                               --            --          (575,370)
  Net loss                                                                         --            --                --
                                                                           ----------       -------       -----------
Balance, December 31, 1994                                                    287,417         2,875        (1,032,025)
  Exercise of common stock options ($0.20 per share) (note 7)                  25,242           252             5,471
  Deferred compensation resulting from grant of options (note 7)                   --            --            43,250
  Amortization of deferred compensation (note 7)                                   --            --                --
  Accretion of undeclared dividends on mandatorily redeemable
     convertible preferred stock (note 5)                                          --            --          (759,801)
  Net loss                                                                         --            --                --
                                                                           ----------       -------       -----------
Balance, December 31, 1995                                                    312,659         3,127        (1,743,105)
  Exercise of common stock options ($0.20-$0.335 per share) (note 7)           23,750           238             5,544
  Issuance of common stock at $10 per share in conjunction with the
     Initial Public Offering, net of issuance costs                         2,000,000        20,000        18,006,905
  Accretion of undeclared dividends on mandatorily redeemable
     convertible preferred stock (note 5)                                          --            --          (719,562)
  Conversion of mandatorily redeemable convertible preferred stock
     into common stock in conjunction with the Initial Public               5,199,124        51,991        19,575,677
Offering
  Deferred compensation resulting from grant of options (note 7)                   --            --           426,000
  Amortization of deferred compensation                                            --            --                --
  Net loss                                                                         --            --                --
                                                                                            -------       -----------
Balance, December 31, 1996                                                 $7,535,533       $75,356       $35,551,459
                                                                           ==========       =======       ===========

                                                                                                  Deficit
                                                                                                accumulated         Total
                                                                                                during the      stockholders'
                                                                              Deferred         development         equity
                                                                           compensation            stage          (deficit)
                                                                           ------------            -----          ---------
  Issuance of common stock in exchange for technology
     license in January 1992 at inception                                  $      --        $         --        $    10,910
  Issuance of common stock in exchange for consulting services                    --                  --             15,000
  Issuance of common stock in exchange for technology
     license in November 1992                                                     --                  --              4,879
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                              --                  --           (190,903)
  Net loss                                                                        --          (1,415,703)        (1,415,703)
                                                                           ---------        ------------        -----------
Balance, December 31, 1992                                                        --          (1,415,703)        (1,575,817)
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                              --                  --           (351,072)
  Net loss                                                                        --          (2,482,757)        (2,482,757)
                                                                           ---------        ------------        -----------
Balance, December 31, 1993                                                        --          (3,898,460)        (4,409,646)
  Exercise of common stock options ($0.20-$0.335 per share)
     (note 7)                                                                     --                  --             15,531
  Issuance of common shares to an executive officer at
     $0.335 per share in November 1994 (note 7)                                   --                  --             41,875
  Accretion of undeclared dividends on mandatorily
     redeemable convertible preferred stock (note 5)                              --                  --           (575,370)
  Net loss                                                                        --          (2,653,465)        (2,653,465)
                                                                           ---------        ------------        -----------
Balance, December 31, 1994                                                        --          (6,551,925)        (7,581,075)
  Exercise of common stock options ($0.20-$0.335 per share) (note 7)              --                  --              5,723
  Deferred compensation resulting from grant of options (note 7)             (43,250)                 --                 --
  Amortization of deferred compensation (note 7)                              23,067                  --             23,067
  Accretion of undeclared dividends on mandatorily redeemable
     convertible preferred stock (note 5)                                         --                  --           (759,801)
  Net loss                                                                        --          (5,268,562)        (5,268,562)
                                                                           ---------        ------------        -----------
Balance, December 31, 1995                                                   (20,183)        (11,820,487)       (13,580,648)
  Exercise of common stock options ($0.20-$0.335 per share) (note 7)              --                  --              5,782
  Issuance of common stock at $10 per share in conjunction with the
     Initial Public Offering, net of issuance costs                               --                  --         18,026,905
  Accretion of undeclared dividends on mandatorily redeemable
     convertible preferred stock (note 5)                                         --                  --           (719,562)
  Conversion of mandatorily redeemable convertible preferred stock
     into common stock in conjunction with the Initial Public                     --                  --         19,627,668
Offering
  Deferred compensation resulting from grant of options (note 7)            (426,000)                 --                 --
  Amortization of deferred compensation                                      150,358                  --            150,358
  Net loss                                                                        --          (5,918,318)        (5,918,318)
                                                                           ---------        ------------        -----------
Balance, December 31, 1996                                                 $(295,825)       $(17,738,805)        17,592,185
                                                                           =========        ============        ===========

See accompanying notes to consolidated financial statements

                 COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)-

  Consolidated Statements of Cash Flows For the years ended December 31, 1994,
      1995 and 1996 and for the period from January 10, 1992 (inception) to
                                December 31, 1996


                                                                                              Years ended December 31,
                                                                                      1994           1995            1996
                                                                                      ----           ----            ----
Cash flows from operating activities:
     Net loss                                                                    $(2,653,465)    $ (5,268,562)    $ (5,918,318)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Noncash research and development expense                                         --               --               --
         Compensation expense                                                             --           23,067          150,358
         Noncash consulting expense                                                       --               --               --
         Accrued interest converted to preferred stock                                    --          121,187               --
         Depreciation and amortization expense                                         1,225            3,617           17,051
         Change in assets and liabilities:
              Increase in interest receivable                                             --               --          (65,534)
              Increase in prepaid expenses                                                --           (7,282)         (81,161)
              Increase in other assets                                                (2,040)          (7,328)            (770)
              Increase (decrease) in accounts payable                                (64,396)        (514,602)          27,762
              Increase (decrease) in accrued expenses                                (85,171)         328,216          304,070
                                                                                 -----------     ------------     ------------
         Net cash used in operating activities                                    (2,803,847)      (5,321,687)      (5,566,542)
Cash flows from investing activities:
     Organizational costs                                                                 --               --               --
     Capital expenditures                                                             (5,834)         (11,758)         (57,667)
     Proceeds from the sale of short-term investments                                     --               --        3,923,142
     Purchase of short-term investments                                                   --               --      (12,289,878)
                                                                                 -----------     ------------     ------------
         Net cash used in investing activities                                        (5,834)         (11,758)      (8,424,403)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                           57,406            5,723       18,032,687
     Proceeds from issuance of preferred stock                                            --        7,613,273               --
     Proceeds from issuance of promissory notes                                           --        3,028,500               --
     Repayment of promissory note                                                         --         (125,000)              --
                                                                                 -----------     ------------     ------------
         Net cash provided by financing activities                                    57,406       10,522,496       18,032,687
Net increase (decrease) in cash and cash equivalents                              (2,752,275)       5,189,051        4,041,742
Cash and cash equivalents at beginning of period                                   3,369,659          617,384        5,806,435
                                                                                 -----------     ------------     ------------
Cash and cash equivalents at end of period                                       $   617,384     $  5,806,435     $  9,848,177
                                                                                 ===========     ============     ============
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                      $        --     $     22,921     $         --
                                                                                 ===========     ============     ============
Supplemental schedule of noncash financing activities:
     Conversion of promissory notes to preferred stock                           $        --     $  2,903,500     $         --
     Deferred compensation                                                                --           43,250          426,000
     Accretion of undeclared dividends attributable to mandatorily redeemable
         convertible preferred stock                                                 575,370          759,801          719,562
     Conversion of mandatorily redeemable convertible preferred stock to
         common stock                                                                     --               --       19,627,668
     Preferred stock issued in connection with technology license agreements              --               --               --
                                                                                 ===========     ============     ============



                                                                                 For the period from
                                                                                   January 10, 1992
                                                                                   (inception) to
                                                                                  December 31, 1996
                                                                                  -----------------
Cash flows from operating activities:
     Net loss                                                                       $(17,738,805)
     Adjustments to reconcile net loss allocable to
         common shareholders to net cash used in
         operating activities:
         Noncash research and development expense                                        513,789
         Compensation expense                                                            173,425
         Noncash consulting expense                                                       15,000
         Accrued interest converted to preferred stock                                   121,187
         Depreciation and amortization expense                                            23,764
         Change in assets and liabilities:
              Increase in interest receivable                                            (65,534)
              Increase in prepaid expenses                                               (88,443)
              Increase in other assets                                                   (11,159)
              Increase (decrease) in accounts payable                                     45,434
              Increase (decrease) in accrued expenses                                    798,925
                                                                                    ------------
         Net cash used in operating activities                                       (16,212,417)
Cash flows from investing activities:
     Organizational costs                                                                 (5,000)
     Capital expenditures                                                                (75,259)
     Proceeds from the sale of short-term investments                                  3,923,142
     Purchase of short-term investments                                              (12,289,878)
                                                                                    ------------
         Net cash used in investing activities                                        (8,446,995)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                           18,095,816
     Proceeds from issuance of preferred stock                                        13,508,273
     Proceeds from issuance of promissory notes                                        3,028,500
     Repayment of promissory note                                                       (125,000)
                                                                                    ------------
         Net cash provided by financing activities                                    34,507,589
Net increase (decrease) in cash and cash equivalents                                   9,848,177
Cash and cash equivalents at beginning of period                                              --
                                                                                    ------------
Cash and cash equivalents at end of period                                          $  9,848,177
                                                                                    ============
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                         $     22,921
                                                                                    ============
Supplemental schedule of noncash financing activities:
     Conversion of promissory notes to preferred stock                              $  2,903,500
     Deferred compensation                                                               469,250
     Accretion of undeclared dividends attributable to mandatorily redeemable
         convertible preferred stock                                                   2,596,708
     Conversion of mandatorily redeemable convertible preferred stock to
         common stock                                                                 19,627,668
     Preferred stock issued in connection with technology license agreements             498,000
                                                                                    ============

See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1996

(1)      BUSINESS

         CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a development stage pharmaceutical enterprise engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities.

         The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.) for the period from January 10, 1992 (inception) to December 31, 1996. All intercompany accounts and transactions have been eliminated in consolidation.

         The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction. The Company has not generated any product revenues and has not experienced positive cash flow from operations. The Company's further development will require significant additional financing. The Company's deficit accumulated during the development stage aggregated $17,738,805 through December 31, 1996.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are invested in obligations of the U.S. Government and in commercial paper which bears minimal risk. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature. To date, the Company has not experienced any significant losses on its cash equivalents.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

         SHORT-TERM INVESTMENTS

         Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the company classifies its short-term investments as available for sale. Available for sale securities are recorded at the approximate fair value of the investments based on quoted market prices at December 31, 1996. The Company considers all of its current investments to be available for sale.

         EQUIPMENT

         Equipment, consisting of computer and office equipment, is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

         REVENUE RECOGNITION - LICENSES

         Revenue from license agreements is recognized when the related milestones are met by the Company and when all of the Company's significant performance obligations under the terms of the license have been satisfactorily completed.

         PATENT COSTS

         Patent application and maintenance costs are expensed as incurred.

         LICENSED TECHNOLOGY

         Costs incurred in obtaining the license rights to technology in the research and development stage are expensed as incurred.

         RESEARCH AND DEVELOPMENT

         Research and product development costs are expensed as incurred.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

         ACCOUNTING FOR INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes.
         Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant.

         EQUITY SECURITY TRANSACTIONS

         Prior to the Company's initial public offering consummated in June 1996 (the "IPO"), the Board of Directors had established the fair value of common shares, Series A, B and C mandatorily redeemable convertible preferred stock, and common stock options and warrants based upon facts and circumstances existing at the dates such equity transactions occurred, including the price at which equity instruments were sold to independent third parties. Subsequent to the IPO, fair market value is determined based on the quoted market price of the Company's stock.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

         CONCENTRATION OF CREDIT RISKS

         The Company invests its excess cash in deposits with major U.S. financial institutions and money market funds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash equivalents and money market funds.

         PRO-FORMA NET LOSS PER SHARE

         For periods subsequent to the Company's IPO, pro-forma net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect, if any, of common stock equivalents which consist of stock options using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from pro-forma net loss per share calculations subsequent to the IPO.

         For periods prior to the Company's IPO, all common and common equivalent shares issued during the twelve-month period prior to the IPO at prices below the anticipated IPO price are presumed to have been issued in contemplation of the IPO and have been included in the calculation of pro-forma net loss per share as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $10.00 per share). The calculation of shares used in computing pro-forma net loss per share also included all series of mandatorily redeemable convertible preferred stock, assuming conversion into shares of common stock (using the if-converted method) from their respective original dates of issuance.

(3)      EQUIPMENT

         Equipment consists of the following at December 31, 1995 and 1996:

                                            1995        1996
                                           ------      -----
          Computer and office equipment    $17,592    $75,259
          Less accumulated depreciation      2,844     18,763
                                           -------    -------
                                           $14,748    $56,496
                                           =======    =======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(4)      ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 1995 and 1996:

                                                  1995         1996
                                                  ----         ----
          Contracted development costs           $222,445    $376,151
          Professional and consulting fees        191,540     228,452
          Payroll and related costs                54,963      83,750
          Disposal costs for expired research
               and development supplies            20,000      19,087
          Miscellaneous taxes                          --      46,000
          Royalties                                    --      12,500
          Other                                     5,907      32,985
                                                 --------    --------
                                                 $494,855    $798,925
                                                 ========    ========

(5)      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Company completed the sale of its Series A, Series B and Series C mandatorily redeemable convertible preferred stock ("Series A, Series B and Series C", respectively) in 1992, 1993 and 1995 at per share prices of $1.00, $1.675 and $2.00, respectively (see note 9 regarding certain Series A shares issued in connection with the acquisition of certain technology). Aggregate net cash proceeds from such equity transactions totaled $13,508,273 ($16,532,960 after conversion of promissory notes and accrued interest to preferred stock).

         During 1995, the Company issued convertible promissory notes in the principal amount of $3,028,500 to various Series A and Series B preferred stockholders. The convertible promissory notes bore interest at 10% per annum with maturity dates of February and July 1996. Principal plus accrued interest on the convertible promissory notes totaling $3,024,687 were converted into 1,512,344 shares of Series C mandatorily redeemable convertible preferred stock in September 1995 in accordance with the terms of the financing agreement upon the closing of the Series C mandatorily redeemable convertible preferred stock sale. One convertible promissory note aggregating $131,952 (principal plus accrued interest) was repaid to the note holder in September 1995.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(5)      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONT.

         The holders of Series A, Series B and Series C were originally entitled to cumulative dividends at a rate of 9% of the original purchase price per share on the date of issuance, if and when declared. Such amounts have been accreted in the accompanying consolidated financial statements for the respective historical periods in which they accumulated. In June 1996, upon the closing of the IPO, all issues of the mandatorily redeemable convertible preferred stock were converted into 5,199,124 common shares, and all undeclared dividends previously accreted were forfeited. All rights with respect to the above noted securities ceased.

(6)      STOCKHOLDERS' EQUITY

         On April 10, 1996, the Company effected a one-for-two reverse stock split of all outstanding shares of common stock including shares issuable under any stock option plan. All common share, per share and pro forma amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this reverse stock split.

         On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at $10 per share. Net proceeds to the Company after underwriting fees and all related expenses were $18,026,905.

(7)      STOCK OPTION PLANS

         The 1992 Stock Option Plan, as amended, (the "1992 Plan") provided for the granting of incentive and nonstatutory options to directors, employees and consultants to purchase up to 121,228 shares, which was increased to 300,000 and 425,000 in 1993 and 1995, respectively, and reduced to 291,000 in 1996, of the Company's common stock at a price, for the incentive options, not less than the fair market value on the date of grant. Such options are exercisable for a period of 10 years and generally vest over a four year period. All such 291,000 options available under the 1992 Plan were granted by April 1996. As of December 31, 1995, 47,103 options granted under the 1992 Plan were exercisable at a weighted average exercise price of $0.29 per share. As of December 31, 1996, 93,104 options granted under the 1992 Plan were exercisable at a weighted average exercise price of $0.79 per share. The weighted average contractual life of options outstanding is 8.6 years.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(7)      STOCK OPTION PLANS, CONT.

         The 1992 Plan activity is summarized below:

                                                         1992 Plan
                                                              Exercise price
                                                   Shares       per share
                                                   ------       ---------
          January 10, 1992 (inception)                  --     $        --
               Granted                              63,125            0.20
               Cancelled                                --              --
                                                   -------
          Balance, December 31, 1992                63,125            0.20
               Granted                              36,836            0.20
               Exercised                                --              --
                                                   -------
          Balance, December 31, 1993                99,961            0.20
               Granted                              56,750     0.20-0.335
               Exercised                           (75,969)           0.20
                                                   -------
          Balance, December 31, 1994                80,742     0.20-0.335
               Granted                             178,000     0.335-1.20
               Exercised                           (25,242)           0.20
                                                   -------
          Balance, December 31, 1995               233,500     0.20-1.20
               Granted                              60,000        2.00
               Exercised                           (23,750)    0.20-0.335
                                                   -------
          Balance, December 31, 1996               269,750     $ 0.20-2.00
                                                   =======

         The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 750,000 options of the Company's common stock at a price, for the incentive options, not less than the fair market value on the date of grant. Incentive and nonstatutory options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Incentive options to purchase 4,500 shares of the Company's common stock at an exercise price of $9.75 per share were granted under the 1996 Plan as of December 31, 1996, and no options were exercisable. The weighted average contractual life of options outstanding is 10 years. Such options are exercisable for a period of 10 years and generally vest over a four year period.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued



(7)      STOCK OPTION PLANS, CONT.

         In March 1996, the Board of Directors approved a nonqualified plan for the issuance of stock options to non-employee directors under the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). Under this plan, 109,000 shares of common stock are reserved for issuance at an exercise price equal to the fair market value on the date of grant. As of December 31, 1996, options to purchase 125,000 shares of the Company's common stock were issued to non-employee directors at exercise prices ranging from $9.75 - $10.00 per share, and no options were exercisable. Certain of these grants exceeded limits for shares available for grant and are subject to shareholder approval. The weighted average contractual life of options outstanding is 9.8 years. Such options vest 20% per annum commencing one year from the grant date.

         In May and June of 1996 11,000 options were granted to employees at an exercise price of $2.00 per share. These grants were not issued under the terms of any of the above Plans. All options granted to employees subsequent to the IPO were granted under the 1996 Plan. As of December 31, 1996 none of these options were exercisable. The weighted average contractual life of options outstanding is 9.5 years.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options issued at exercise prices equal to the fair market value on the date of grant. Deferred compensation of $43,250 and $426,000 has been recorded in 1995 and 1996, respectively, for options granted prior to the Company's initial public offering where the estimated fair market value of the Company's stock on the date of the grant exceeded the exercise price of such options. Such deferred compensation is being amortized to compensation expense ($23,067 in 1995 and $150,358 in 1996) in the accompanying consolidated statement of operations over the respective vesting periods of such grants.

         The weighted average fair values of stock options granted during 1995 and 1996 were $0.79 and $6.78 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following assumptions: in 1995, an expected dividend yield of 0%, a risk-free interest rate of 6.5%, a volatility rate of 60% and an expected option life of seven years; in 1996, an expected dividend yield of 0%, a risk-free interest rate of 7.5%, a volatility rate of 60% and an expected average option life of seven years.

         At December 31, 1996, there were 745,500 shares available for grant under the 1996 Plan and none under the Non-Employee Director Plan or the 1992 Plan.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(7)      STOCK OPTION PLANS, CONT.

         Had the Company determined compensation cost for options granted during 1995 and 1996 under SFAS 123 based on the fair value at the grant date, the Company's net loss would have been increased to the pro forma amounts shown below:

                                     1995             1996
                                     ----             ----
          Net loss:
               As reported       $5,268,562    $   5,918,318
               Pro forma          5,279,737        6,009,817
          Net loss per share:
               As reported       $  1.10       $     0.90
               Pro forma            1.10             0.91


         Pro forma net loss reflects only options granted in 1995 and 1996. Consequently, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

(8)      INCOME TAXES

         At December 31, 1996, the Company had available net operating loss ("NOL") carryforwards of approximately $13,200,000 and $3,000,000 for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, through 2011 and 1999, respectively. The Company also has research and development tax credit carryforwards of approximately $131,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2011.

         The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and the IPO. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(8)      INCOME TAXES, CONT.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1995 and 1996 are presented below:


                                                     1995             1996
                                                     ----             ----
          Deferred tax assets:
          Capitalized start-up costs              $   933,010     $ 1,557,864
          Net operating loss carryforwards          3,390,313       5,669,500
          Tax credit carryforward                      98,271         130,771
          Recognition of accrued expense for
            financial statement reporting
            purposes but not for income tax
            reporting purposes                        121,800         151,743
                                                  -----------     -----------
            Total gross deferred tax assets         4,543,394       7,509,878
          Less valuation allowance                 (4,542,453)     (7,505,124)
                                                  -----------     -----------
            Total deferred tax assets                     941           4,754
          Deferred tax liability:
          Equipment, due to difference in
            depreciation                                 (941)         (4,754)
            Total gross deferred tax liability           (941)         (4,754)
                                                  -----------     -----------
            Net deferred taxes                    $        --     $        --
                                                  ===========     ===========


         The net change in the total valuation allowance for the years ended December 31, 1995 and 1996 were increases of approximately $1,851,000 and $2,963,000 respectively, related primarily to additional net operating losses incurred by the Company.

(9)      TECHNOLOGY LICENSE

         At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. In return for this option, the Company issued to another party (which had previously licensed the technology from SUNY) 498,000 shares of Series A mandatorily redeemable convertible preferred stock at an issuance price of $1.00 per

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(9)      TECHNOLOGY LICENSE, CONT.

         share and issued SUNY 54,552 shares of common stock. In November 1992, the Company issued an additional 24,396 shares of common stock to SUNY in accordance with the terms of the technology license in order to maintain SUNY's ownership at 5% (which requirement ceased upon the Company having raised $3,000,000 of financing). The Company recorded a $513,789 charge to research and development expense in the 1992 consolidated statement of operations in connection with these common and preferred stock issuances.

         The Company's option to acquire the license was exercised in 1994 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company paid royalties of $15,750 in 1994 and $50,000 in both 1995 and 1996.

         In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts in 1997.

(10)     COMMITMENTS

         In January 1995, the Company entered into an exclusive supply agreement with a vendor to purchase a principal raw material component required for its product that is currently under development. This supply agreement expires in January 2000 with automatic two-year renewal periods. There are no minimum purchase commitments applicable to such agreement.

         In April 1995, the Company entered into a manufacturing agreement for the manufacture of Periostat. Under the terms of this agreement, the Company is obligated to annual minimum purchase commitments with such vendor for three years following the date of initial product launch, as defined.

(11)     401(K) SALARY REDUCTION PLAN

         In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1995 or 1996 in accordance with the terms of the 401(k) Plan.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(12)     CONTRACT RESEARCH AGREEMENT

         In September 1994, the Company entered into a contract research agreement with another research company to provide certain clinical monitoring, data management, statistical analysis and regulatory services on behalf of the Company. The Company is billed by the research company as research services are performed. Costs incurred under this agreement aggregated approximately $629,000, $1,679,000, $1,766,000 and $4,074,000 for the years ended December 31, 1994, 1995,
         1996 and the period from January 10, 1992 (inception) to December 31, 1996, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ____ day of March, 1997.


                                       COLLAGENEX PHARMACEUTICALS, INC.



                                       By:_____________________________________
                                           Brian M. Gallagher, Ph.D., President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                TITLE                                     DATE
---------                                                -----                                     ----
----------------------------------          President, Chief Executive Officer                March ____, 1997
Brian M. Gallagher, Ph.D.                   and Director (Principal Executive
                                            Officer)


----------------------------------          Chief Financial Officer, Treasurer                March ____, 1997
Nancy C. Broadbent                          and Secretary (Principal Financial
                                            and Accounting Officer)


----------------------------------          Chairman of the Board and                         March ____, 1997
Helmer P.K. Agersborg, Ph.D.                Director


----------------------------------          Director                                          March ____, 1997
James E. Daverman


----------------------------------          Director                                          March ____, 1997
Robert J. Easton


----------------------------------          Director                                          March ____, 1997
Stephen W. Ritterbush, Ph.D.


----------------------------------          Director                                          March ____, 1997
Pieter J. Schiller


----------------------------------          Director                                          March ____, 1997
Terence E. Winters, Ph.D.


----------------------------------          Director                                          March ____, 1997
Peter Barnett