Form 10-Q
period 1997-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 1997-05-15
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

Registrant's telephone number, including area code: (215) 579-7388



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---       ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

         Common Stock $0.01 par value                 7,543,579

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31,1996 AND MARCH 31,1997




                                                           12/31/96        3/31/97
                                                           --------        -------
                                                                         (unaudited)

                                                             (in thousands except
                                                                 share amounts)
ASSETS

Current Assets:
  Cash and cash equivalents                                $  9,848        $  8,690
  Short-term investments                                      8,367           8,273
  Interest receivable                                            66             129
  Prepaid expenses                                               88             224
                                                           --------        --------
      Total current assets                                   18,369          17,316
Equipment, net                                                   57              69
Other assets                                                     11              11
                                                           --------        --------
         Total assets                                      $ 18,437        $ 17,396
                                                           ========        ========


LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                         $     46        $    314
  Accrued expenses                                              799             887
                                                           --------        --------
         Total current liabilities                              845           1,201
                                                           --------        --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; none issued and outstanding                       --              --
  Common stock, $0.01 par value; 25,000,000
   shares authorized; 7,535,533 and 7,543,579
   shares issued and outstanding in 1996 and 1997,
   respectively                                                  75              75
  Additional paid-in capital                                 35,552          35,556
  Deferred compensation                                        (296)           (272)
  Deficit accumulated during the development stage          (17,739)        (19,164)
                                                           --------        --------
         Stockholders' equity                                17,592          16,195
                                                           --------        --------
Commitments
         Total liabilities and stockholders' equity        $ 18,437        $ 17,396
                                                           ========        ========




See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1997
              AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                                TO MARCH 31,1997
                                   (UNAUDITED)



                                                THREE MONTHS ENDED          FOR THE PERIOD FROM
                                                     MARCH 31,               1/10/92 (INCEPTION)
                                             1996               1997             to 3/31/97
                                             ----               ----        --------------------

                                                  (in thousands, except share amounts)

Revenues
  Licensing Fees                          $        --        $        --        $       400
Operating expenses incurred in the
  development stage:
  Research and development                        976                693             13,737
  General and administrative                      418                968              6,782
                                          -----------        -----------        -----------
         Total operating expenses               1,394              1,661             20,519
Other income (expense)
  Interest income                                  61                236              1,099
  Other expense                                    --                 --               (144)
                                          -----------        -----------        -----------

Net loss                                  $    (1,333)       $    (1,425)       $   (19,164)
                                          ===========        ===========        ===========

Accretion of undeclared dividends
attributable to mandatorily redeem-
able convertible preferred stock          $       383        $        --        $     2,597
                                          ===========        ===========        ===========

Net loss allocable to common
  stockholders                            $    (1,716)       $    (1,425)       $   (21,761)
                                          ===========        ===========        ===========

Proforma net loss per share               $     (0.24)       $     (0.19)
                                          ===========        ===========
Shares used in computing
  proforma net loss per share               5,545,896          7,538,572
                                          ===========        ===========




See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1997
              AND FOR THE PERIOD FROM JANUARY 10, 1992 (INCEPTION)
                                TO MARCH 31,1997
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED          FOR THE PERIOD
                                                                  MARCH 31,               FROM 1/10/92
                                                            1996            1997     (INCEPTION) TO 3/31/97
                                                            ----            ----     ---------------------

                                                                        (IN THOUSANDS)

Cash flows from operating activities:
  Net loss                                                $ (1,333)       $ (1,425)       $(19,164)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Non-cash research and development expense                   --              --             514
    Non-cash compensation expense                               80              24             197
    Non-cash consulting expense                                 --              --              15
    Depreciation and amortization expense                        1               6              30
  Change in assets and liabilities:
    Increase in accounts and interest receivable                --             (63)           (129)
    Increase in prepaid expenses                               (49)           (136)           (224)
    Increase in other assets                                    (6)             --             (11)
    Increase in accounts payable                               365             268             314
    Increase in accrued expenses                               125              88             887
                                                          --------        --------        --------
Net cash used in operating activities                         (817)         (1,238)        (17,571)

Cash flows from investing activities:
  Organizational costs                                          --              --              (5)
  Capital expenditures                                         (22)            (18)            (94)
  Purchase of short-term investments (available for
     sale)                                                      --          (4,450)        (16,740)
  Proceeds from the sale of short-term investments
    (available for sale)                                        --           4,544           8,467
                                                          --------        --------        --------
Net cash provided by (used in) investing activities            (22)             76          (8,372)
                                                          --------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                      1              --          13,508
  Proceeds from issuance of common stock                        --               4          18,100
  Proceeds from issuance of promissory notes                    --              --           3,150
  Repayment of promissory note                                  --              --            (125)
                                                          --------        --------        --------
Net cash provided by financing activities                        1               4          34,633
                                                          --------        --------        --------

Net increase (decrease) in cash and cash
  equivalents                                                 (838)         (1,158)          8,690
Cash and cash equivalents at beginning of period             5,806           9,848              --
                                                          --------        --------        --------
Cash and cash equivalents at end of period                $  4,968        $  8,690        $  8,690
                                                          ========        ========        ========

(Continued from preceding page)


                                                             THREE MONTHS ENDED          FOR THE PERIOD
                                                                  MARCH 31,               FROM 1/10/92
                                                            1996            1997     (INCEPTION) TO 3/31/97
                                                            ----            ----     ---------------------

                                                                        (in thousands)


Supplemental disclosure of cash flows information:
  Cash paid for interest                                   $   --         $      --         $    23
                                                           ======         =========         =======
Supplemental schedule of non-cash financing
  activities:
  Conversion of mandatorily redeemable
   convertible preferred stock to common stock             $   --         $      --         $19,628
                                                           ======         =========         =======
  Accretion of undeclared dividends attributable
   to mandatorily redeemable convertible preferred
   stock                                                   $  383         $      --         $ 2,597
                                                           ======         =========         =======
  Conversion of promissory notes plus accrued
   interest to preferred stock                             $   --         $      --         $ 2,903
                                                           ======         =========         =======
  Deferred compensation                                    $  360         $      --         $   469
                                                           ======         =========         =======
  Preferred stock issued in connection with
   technology license agreements                           $   --         $      --         $   498
                                                           ======         =========         =======





See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the Company's 1996 audited financial statements and footnotes.

         The accompanying unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.). All intercompany accounts and transactions have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1997, its results of operations for the three months ended March 31, 1996 and 1997 and for the period January 10, 1992 (inception) to March 31, 1997, and its cash flows for the three months ended March 31, 1996 and 1997 and for the period January 10, 1992 (inception) to March 31, 1997. Interim reports are not necessarily indicative of results anticipated for the full fiscal year.

(2) SUBSEQUENT EVENT - COMPLETION OF FOLLOW-ON OFFERING OF COMMON STOCK

         On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds from the offering after underwriting fees and other expenses were $11.6 million.

                         COLLAGENEX PHARMACEUTICALS, INC
                                 AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no revenues from product sales and has funded its operations primarily from the proceeds of public and private offerings of equity securities. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities and general and administrative expenses.

         Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company anticipates that it will significantly increase the number of its employees over the next several years, primarily in selling, general and administrative areas, in anticipation of regulatory approval and market commercialization of Periostat.

         The Company has incurred losses each year since inception and had an accumulated deficit of $19.2 million at March 31, 1997. The Company expects to continue to incur losses in the foreseeable future from expenditures on marketing, drug development, manufacturing and administrative activities.

         The Company does not expect to generate any revenues from product sales in 1997. No assurance can be given that product sales will be achieved in the future. Successful future operations will depend on the Company's ability to develop, obtain regulatory approval for and commercialize its products.

         Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.



RESULTS OF OPERATIONS

         From inception through March 31, 1997, the Company had no revenues from product sales. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development & clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales, marketing and finance.

            The Company earned $400,000 in licensing fee revenue in 1996 when it signed a licensing agreement with Boehringer Mannheim Italia.

            Research and development expenses decreased $283,000, or 29%, during the three months ended March 31, 1997 over the comparable year earlier period due to lower contract costs associated with the New Drug Application ("NDA") for Periostat(R), which was submitted to the FDA in August 1996. General and administrative expenses increased $550,000, or 132%, during this period due to the hiring of additional staff in finance and commercial development, the initiation of certain prelaunch sales and marketing activities, and higher insurance and professional fees associated with becoming a public company.

LIQUIDITY AND CAPITAL RESOURCES

            On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at a price of $10.00 per share, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses. An additional $11.6 million, net of underwriting fees and expenses, was raised as a result of the Company's follow-on offering of 1,000,000 shares of Common Stock completed on April 8, 1997 at a price of $12.50 per share (See Note 2). At March 31, 1997, the
Company had cash, cash equivalents and short-term investments of approximately $17.0 million excluding the proceeds of the follow-on offering completed during April 1997. This was a decrease of $1.2 million from the $18.2 million balance at December 31, 1996. In accordance with investment guidelines approved by the Company's board of directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $16.1 million at March 31, 1997 reflected a decrease of $1.4 million from December 31, 1996 due primarily to expenses incurred in operating activities during the quarter.

         The Company had no debt outstanding (other than accounts payable and accrued expenses) at March 31, 1997. The Company has no lines of credit, and no capital leases were outstanding at March 31, 1997.

         The Company anticipates that its existing working capital, including the funds received as a result of the follow-on offering of 1,000,000 shares of Common Stock completed April 8, 1997, will be sufficient to fund the Company's operations through at least 1998. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the timing of FDA approval, if any, of the Company's NDA for Periostat(R), such NDA having been submitted to the FDA in August 1996, the size and scope of the Company's sales and marketing effort, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.


                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws:

         1. The Company has, during the quarter, granted stock options pursuant to its 1996 Stock Plan and its 1996 Non-Employee Director Stock Option Plan which have not yet been registered under the securities laws. The following table sets forth certain information regarding such grants during the quarter:

                         NUMBER
                         OF SHARES              EXERCISE PRICE
                         ---------              --------------

                          145,500                   $9.00

         2. The Company has issued shares of its Common Stock to employees pursuant to the exercise of stock options that were granted under its 1992 Stock Option Plan which have not yet been registered under the securities laws. The following table sets forth certain information regarding such exercises during the quarter:

                         NUMBER                   RANGE OF
                         OF SHARES              EXERCISE PRICES
                         ---------              --------------

                            8,046                 $0.20-$1.20


No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company believes that the issuance and sale of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the
"Act") as transactions not involving any public offering, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 5. OTHER INFORMATION

         On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its Common Stock at a price of $12.50 per share. The net proceeds from the offering after underwriting fees and other expenses were $11.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27 - Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter in which this report on Form 10-Q is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CollaGenex Pharmaceuticals, Inc.





Date: May 14, 1997           By: /s/  Brian M. Gallagher, Ph.D.
                                 ---------------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date: May 14, 1997           By: /s/  Nancy C. Broadbent
                                 ---------------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)