Form 10-Q
period 1997-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 1997-08-01
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

Yes   X        No
    ----           ---



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

     Common Stock $0.01 par value     8,543,579

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        December 31,1996 and June 30,1997





                                                          12/31/96     6/30/97
                                                          --------     -------
                                                                     (unaudited)
                                                          (in thousands except
                                                             share amounts)
ASSETS

Current Assets:
  Cash and cash equivalents ..........................    $  9,848     $ 14,673
  Short-term investments .............................       8,367       12,603
  Interest receivable ................................          66          163
  Prepaid expenses ...................................          88          112
                                                          --------     --------
         Total current assets ........................      18,369       27,551
Equipment, net .......................................          57           84
Other assets .........................................          11           11
                                                          --------     --------
         Total assets ................................    $ 18,437     $ 27,646
                                                          ========     ========


LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ....................................   $     46     $    467
  Accrued expenses ....................................        799        1,435
                                                          --------     --------
         Total current liabilities ....................        845        1,902
                                                          --------     --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; none issued and outstanding ...........          --           --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 7,535,533 and 8,543,579 shares issued
   and outstanding in 1996 and 1997, respectively ...           75           85
  Additional paid-in capital .........................      35,552       47,152
  Deferred compensation ..............................        (296)        (247)
  Deficit accumulated during the development stage....     (17,739)     (21,246)
                                                          --------      -------
         Stockholders' equity ........................      17,592       25,744
                                                          --------     --------
Commitments
         Total liabilities and stockholders' equity ....  $ 18,437     $ 27,646
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


                                                  COLLAGENEX PHARMACEUTICALS, INC.
                                                           AND SUBSIDIARY
                                                  (A Development Stage Enterprise)

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Three Months and Six Months Ended June 30,1996 and 1997
                                and for the period from January 10, 1992 (inception) to June 30,1997
                                                             (Unaudited)


                                           Three Months Ended            Six Months Ended
                                                 June 30,                      June 30,              For the Period from
                                        --------------------------    --------------------------     1/10/92 (inception)
                                             1996           1997         1996            1997            to 6/30/97
                                             ----           ----         ----            ----       -------------------

                                                               (in thousands, except share amounts)
Revenues:
  Licensing Fees ...................... $        --    $       300    $        --    $       300         $     700
Operating expenses incurred in the
  development stage:
  Research and development ............       1,301          1,379          2,277          2,072            15,116
  Selling, general and administrative..         535          1,385            953          2,353             8,167
                                        -----------    -----------    -----------    -----------         ---------
         Total operating expenses .....       1,836          2,764          3,230          4,425            23,283
Other income (expense)
  Interest income .....................          48            382            109            618             1,481
  Other expense .......................          --             --             --             --              (144)
                                        -----------    -----------    -----------    -----------         ---------

Net loss .............................. $    (1,788)   $    (2,082)   $    (3,121)   $    (3,507)        $ (21,246)
                                        ===========    ===========    ===========    ===========         =========

Accretion of undeclared dividends
attributable to mandatorily redeem-
able convertible preferred stock ...... $       336    $        --    $       720    $        --         $   2,597
                                        ===========    ===========    ===========    ===========         =========

Net loss allocable to common
  stockholders ........................ $    (2,124)   $    (2,082)   $    (3,841)   $    (3,507)        $ (23,843)
                                        ===========    ===========    ===========    ===========         =========

Proforma net loss per share ........... $     (0.31)   $     (0.24)   $     (0.56)   $     (0.44)
                                        ===========    ===========    ===========    ===========
Shares used in computing
  proforma net loss per share .........   5,734,061      8,521,601      5,623,333      8,030,087
                                        ===========    ===========    ===========    ===========


                          See accompanying notes to unaudited condensed consolidated financial statements.


                             COLLAGENEX PHARMACEUTICALS, INC.
                                      AND SUBSIDIARY
                             (A Development Stage Enterprise)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months Ended June 30, 1996 and 1997
            and for the period from January 10, 1992 (inception) to June 30,1997
                                        (Unaudited)



                                                      Six Months Ended
                                                          June 30,              For the Period
                                                      -----------------          from 1/10/92
                                                      1996         1997      (inception) to 6/30/97
                                                      ----         ----      ---------------------
                                                                  (in thousands)

Cash flows from operating activities:
  Net loss ....................................... $ (3,121)    $ (3,507)         $(21,246)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Non-cash research and development expense ....       --           --               514
    Non-cash compensation expense ................      101           49               221
    Non-cash consulting expense ..................       --           --                15
    Depreciation and amortization expense ........        2           16                39
  Change in assets and liabilities:
    Increase in accounts and interest receivable..       --          (97)             (163)
    Increase in prepaid expenses .................      (13)         (24)             (112)
    Increase in other assets .....................       (1)          --               (11)
    Increase in accounts payable .................      290          421               467
    Increase in accrued expenses .................      275          636             1,435
                                                   --------     --------          --------
Net cash used in operating activities ............   (2,467)      (2,506)          (18,841)
                                                   --------     --------          --------

Cash flows from investing activities:
  Organizational costs ...........................       --           --                (5)
  Capital expenditures ...........................      (28)         (43)             (118)
  Purchase of short-term investments (available
     for sale) ...................................       --      (15,587)          (27,877)
  Proceeds from the sale of short-term
    investments (available for sale) .............       --       11,351            15,274
                                                   --------     --------          --------
Net cash used in investing activities ............      (28)      (4,279)          (12,726)
                                                   --------     --------          --------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock ......       --           --            13,508
  Proceeds from issuance of common stock .........   18,053       11,610            29,707
  Proceeds from issuance of promissory notes .....       --           --             3,150
Repayment of promissory note .....................       --           --              (125)
                                                   --------     --------          --------
Net cash provided by financing activities ........   18,053       11,610            46,240
                                                   --------     --------          --------

Net increase in cash and cash equivalents ........   15,558        4,825            14,673
Cash and cash equivalents at beginning of period .    5,807        9,848                 0
                                                   --------     --------          --------
Cash and cash equivalents at end of period ....... $ 21,365     $ 14,673          $ 14,673
                                                   ========     ========          ========




(Continued from preceding page)


                                                      Six Months Ended
                                                          June 30,              For the Period
                                                      -----------------          from 1/10/92
                                                      1996         1997      (inception) to 6/30/97
                                                      ----         ----      ---------------------
                                                                  (in thousands)

Supplemental disclosure of cash flows information:
  Cash paid for interest ......................... $    --      $     --          $     23
                                                   =======      ========          ========
Supplemental schedule of non-cash financing
  activities:
  Conversion of mandatorily redeemable
   convertible preferred stock to common stock ... $19,628      $     --          $ 19,628
                                                   =======      ========          ========
  Accretion of undeclared dividends attributable
   to mandatorily redeemable convertible
   preferred stock ............................... $    --      $     --          $  2,597
                                                   =======      ========          ========
  Conversion of promissory notes plus accrued
   interest to preferred stock ................... $    --      $     --          $  2,903
                                                   =======      ========          ========
  Deferred compensation .......................... $   381      $     --          $    469
                                                   =======      ========          ========
  Preferred stock issued in connection with
   technology license agreements ................. $    --      $     --          $    498
                                                   =======      ========          ========


     See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1997
                                   (Unaudited)

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

     In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1996 and 1997 and for the period January 10, 1992 (inception) to June 30, 1997, and its cash flows for the six months ended June 30, 1996 and 1997 and for the period January 10, 1992 (inception) to June 30, 1997. Interim reports are not necessarily indicative of results anticipated for the full fiscal year.

(2) Completion of Follow-on Offering of Common Stock

     On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds from the offering after underwriting fees and other expenses were $11.6 million.

(3) Line of Credit

     On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000,000. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time.

     No balance was outstanding under the LOC at June 30, 1997.

(4) Licensing Fee

     During 1996, the Company executed a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat(R) in Italy. The agreement provided for BMI to pay the Company a license fee upon signing, additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in Italy, San Marino and The Vatican City. During the second quarter of 1997, the Company received a nonrefundable $300,000 licensing fee related to the achievement of the first milestone under the agreement.

(5) Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 Earnings Per Share ("Statement 128"). Statement 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and once implemented will require restatement of all prior EPS data to conform with Statement 128. The Company believes that this restatement will not be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no revenues from product sales and has funded its operations primarily from the proceeds of public and private offerings of equity securities. Substantially all of the Company's expenditures to date have been for pharmaceutical development, prelaunch sales and marketing activities and general and administrative expenses.

     Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company anticipates that it will significantly increase the number of its employees over the next several years, primarily to build a commercial infrastructure in anticipation of regulatory approval and market commercialization of Periostat(R).

     The Company has incurred losses each year since inception and had an accumulated deficit of $21.2 million at June 30, 1997. The Company expects to continue to incur losses in the foreseeable future from expenditures on marketing, drug development, manufacturing and administrative activities.

     The Company does not expect to generate any material revenues from sales of its own products in 1997. No assurance can be given that such product sales will be achieved in the future. Successful future operations will depend on the Company's ability to develop, obtain regulatory approval for and commercialize its products.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of
forward-looking  terminology  such  as  "may", "will",  "expect",   "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company s product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations

     From inception through June 30, 1997, the Company had no revenues from product sales. Operating expenses consist of research and development expenses, prelaunch sales and marketing and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, contract selling expenses, professional and consulting fees, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales, marketing and finance.

     During 1996, the Company executed a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat(R) in Italy. The Company earned $300,000 in licensing fee revenue during the three month period ending June 30, 1997. This revenue represented a milestone payment pursuant to the agreement. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

     Research and development expenses decreased $205,000, or 9%, but increased $78,000, or 6%, respectively, for the six months and three months ended June 30, 1997, over the comparable year earlier periods. The decrease in the six month period was due to lower contract costs associated with the New Drug Application ("NDA") for Periostat(R), which was submitted to the FDA in August 1996. The increase in the three month period resulted from costs associated with validating manufacturing processes for Periostat(R). Selling, general and administrative expenses increased $1,400,000, or 147%, and $850,000, or 159%, respectively, during these six and three month periods due to the hiring of additional staff in finance, commercial development and sales and marketing, the initiation of certain prelaunch sales and marketing activities, and higher insurance and professional fees associated with becoming a public company.

     Interest income for the six month period ended June 30, 1997 increased $509,000 from the comparable period in 1996 due to higher interest income from the invested net proceeds of the Company's initial public offering in June 1996 and its follow-on common stock offering in April 1997.


Liquidity and Capital Resources

     On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $10.00 per share, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses. An additional $11.6 million, net of underwriting fees and expenses, was raised as a result of the Company's follow-on offering of 1,000,000 shares of common stock completed on April 8, 1997 at a price of $12.50 per share (See Note 2 of Notes to Condensed Consolidated Financial Statements). At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $27.3 million. This was an increase of $9.1 million from the $18.2 million balance at December 31, 1996. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $25.6 million at June 30, 1997 reflected an increase of $8.1 million from December 31, 1996 due primarily to the proceeds received from the follow-on offering, less normal operating expenses incurred during the six months ended June 30,1997.

     The Company had no debt outstanding (other than accounts payable and accrued expenses) at June 30, 1997. The Company had no capital leases outstanding at June 30, 1997. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000,000. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at June 30, 1997.

     The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least 1998. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the timing of FDA approval, if any, of the Company's NDA for Periostat(R), such NDA having been submitted to the FDA in August 1996, the size and scope of the Company's sales and marketing effort, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.


                           PART II. OTHER INFORMATION


Item 2. Changes in Securities.

     The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     1. The Company has, during the quarter, granted stock options pursuant to its 1996 Stock Plan which, at the time of grant, had not yet been registered under the securities laws. The following table sets forth certain information regarding such grants during the quarter:


                   Number
                 of shares                      Exercise price
                 ---------                      --------------

                   25,000                           $12.25

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of all of the foregoing securities were exempt from registration under either (i)
Section 4(2) of the Securities Act of 1933, as amended (the "Act") as transactions not involving any public offering, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

     On July 14, 1997, the Company filed a Registration Statement on Form S-8 with respect to the Company's 1992 Stock Option Plan, as amended, 1996 Stock Plan and 1996 Non-Employee Director Stock Option Plan, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual meeting of Shareholders of the Company (the "Meeting") was held on May 8, 1997.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 6,432,790 shares of Common Stock. The results of the vote taken at such Meeting with respect to each nominee for director were as follows:

Common Stock Nominees                      For                Withheld
---------------------                      ---                --------
Helmer P.K. Agersborg, Ph.D.        6,429,740 Shares        3,050 Shares
Brian M. Gallagher, Ph.D.           6,429,740 Shares        3,050 Shares
Peter R. Barnett, D.M.D.            6,429,740 Shares        3,050 Shares
Robert J. Easton                    6,429,740 Shares        3,050 Shares
James E. Daverman                   6,429,740 Shares        3,050 Shares
Stephen W. Ritterbush, Ph.D.        6,429,740 Shares        3,050 Shares
Pieter J. Schiller                  6,429,740 Shares        3,050 Shares
Terence E. Winters, Ph.D.           6,429,740 Shares        3,050 Shares

     In addition, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. Of the shares present at the meeting in person or by proxy, 6,428,790 shares of Common Stock were voted in favor of such proposal, 2,500 shares of Common Stock were voted against such proposal and 1,500 shares of Common Stock abstained from voting.

     In addition, a vote of the shareholders was taken at the Meeting on the proposal to approve certain amendments to the Company's 1996 Non-Employee Director Stock Option Plan. Of the shares present at the meeting in person or by proxy, 5,573,269 shares of Common Stock were voted in favor of such proposal, 563,075 shares of Common Stock were voted against such proposal and 85,898 shares of Common Stock abstained from voting.

Item 5. Other Information.

Follow-on Offering of Common Stock
----------------------------------

     On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds from the offering after underwriting fees and other expenses were $11.6 million.

Line of Credit
--------------

     On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000,000. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at June 30, 1997.

Product Launches
----------------

     On May 12, 1997, the Company announced that it signed an exclusive marketing agreement with the Parke-Davis Division of the Warner Lambert Company to promote Ponstel(R)(Mefenamic Acid) to the professional dental community. Ponstel(R) is a nonsteriodal anti-inflammatory drug indicated for the relief of moderate pain. As of June 30, 1997, the Company had not recognized any revenue from its marketing of Ponstel(R).

     On June 17, 1997, the Company announced that it signed a marketing agreement with Advanced Clincal Technologies, Inc. pursuant to which the Company will promote Periocheck(R) to the professional dental community. Periocheck(R) is an FDA-approved test for monitoring the periodontal disease process in the dentist's office. As of June 30, 1997, the Company had not recognized any revenue from its marketing of Periocheck(R).

Executive Officers
------------------

     On June 9, 1997, the Company hired David F. Pfeiffer as Vice President, Marketing, and on June 16, 1997, the Company hired Douglas C. Gehrig as Vice President, Sales.

Extension of Collaboration Agreement with National Cancer Institute
-------------------------------------------------------------------

     On June 30, 1997, the Company and the National Cancer Institute ("NCI") formally extended its collaboration with the Company. As a result, NCI and the Company will collaborate in the clinical development of one of the Company's compounds, Metastat(TM), for the prevention of cancer metastases. The Company expects that Metastat(TM) will be the first of a new class of matrix metalloproteinase (MMP) inhibitors to reach clinical development. Metastat(TM) is a chemically modified tetracycline that has shown promise in pre-clinical studies in a variety of human tumor types as an inhibitor of tumor growth and metastases.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 - Letter Agreement dated June 24, 1997 relating to CoreStates Bank N.A. line of credit, together with Master Commercial Promissory Note.

    10.2 - Consulting and Contract Service Agreement dated February 1, 1997 by and between the Company and Innovative Customer Solutions, Ltd.

    27   - Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CollaGenex Pharmaceuticals, Inc.




Date: July 31, 1997                By: /s/ Brian M. Gallagher, Ph.D
                                       ----------------------------
                                           Brian M. Gallagher, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: July 31, 1997                By: /s/ Nancy C. Broadbent
                                       ----------------------
                                           Nancy C. Broadbent
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)