Form 10-Q
period 1997-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 1997-11-13
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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
Yes: X     No:
    ---       ---


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

Common Stock $.01 par value                                   8,543,579



                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31,1996 and September 30,1997



                                                            12/31/96    9/30/97
                                                            --------    -------
                                                                       (unaudited)
                                                            (in thousands except
                                                               share amounts)

ASSETS
Current assets:
   Cash and cash equivalents ............................   $  9,848    $ 14,101
   Short-term investments ...............................      8,367      10,646
   Interest receivable ..................................         66         166
   Prepaid expenses .....................................         88         132
                                                            --------    --------
        Total current assets ............................     18,369      25,045
Equipment, net ..........................................         57          94
Other assets ............................................         11          13
                                                            --------    --------
        Total assets ....................................   $ 18,437    $ 25,152
                                                            ========    ========

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................   $     46    $    538
   Accrued expenses .....................................        799       1,868
                                                            --------    --------
        Total current liabilities .......................        845       2,406
                                                            --------    --------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding ............       --          --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized; 7,535,533 and 8,543,579 shares issued
      and outstanding in 1996 and 1997, respectively ....         75          85
   Additional paid-in capital ...........................     35,552      47,250
   Deferred compensation ................................       (296)       (344)
   Deficit accumulated during the development stage .....    (17,739)    (24,245)
                                                            --------    --------
        Stockholders' equity ............................     17,592      22,746
                                                            --------    --------
Commitments
        Total liabilities and stockholders' equity ......   $ 18,437    $ 25,152
                                                            ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.



                                          COLLAGENEX PHARMACEUTICALS, INC.
                                                   AND SUBSIDIARY
                                          (A Development Stage Enterprise)

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three Months and Nine Months Ended September 30,1996 and 1997
                      and for the period from January 10, 1992 (inception) to September 30,1997
                                                     (Unaudited)



                                                                                                          For the
                                                                                                        Period from
                                                  Three Months Ended          Nine Months Ended           1/10/92
                                                     September 30,              September 30,            (inception)
                                            --------------------------    --------------------------
                                                1996          1997            1996            1997       to 9/30/97
                                            -----------    -----------    -----------    -----------     ----------
                                        (in thousands, except share amounts)

Revenues:
   Licensing Fees ........................  $       400    $      --      $       400    $       300    $       700
Operating expenses incurred in
     the development stage:
   Research and development ..............        1,287          1,554          3,564          3,626         16,670
   Selling, general and administrative ...          788          1,802          1,741          4,156          9,970
                                            -----------    -----------    -----------    -----------    -----------
      Total operating expenses ...........        2,075          3,356          5,305          7,782         26,640
Other income (expense)
   Interest income .......................          277            358            386            976          1,839
   Other expense .........................         --             --             --             --             (144)
                                            -----------    -----------    -----------    -----------    -----------

Net loss .................................  $    (1,398)   $    (2,998)   $    (4,519)   $    (6,506)   $   (24,245)
                                            ===========    ===========    ===========    ===========    ===========

Accretion of undeclared dividends
attributable to mandatorily
redeemable convertible preferred stock ...  $      --      $      --      $       720    $      --      $     2,597
                                            ===========    ===========    ===========    ===========    ===========

Net loss allocable to common
  stockholders ...........................  $    (1,398)   $    (2,998)   $    (5,239)   $    (6,506)   $   (26,842)
                                            ===========    ===========    ===========    ===========    ===========

Proforma net loss per share ..............  $     (0.19)   $     (0.35)   $     (0.71)   $     (0.79)
                                            ===========    ===========    ===========    ===========
Shares used in computing
  proforma net loss per share ............    7,515,560      8,543,579      6,376,056      8,201,251
                                            ===========    ===========    ===========    ===========


                  See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1997
    and for the period from January 10, 1992 (inception) to September 30,1997
                                   (Unaudited)


                                                       Nine Months Ended     For the Period
                                                         September 30,        From 1/10/92
                                                     ---------------------   (inception) to
                                                        1996        1997        9/30/97
                                                     ---------   ---------    -------------
                                                                (in thousands)

Cash flows from operating activities:
  Net loss .......................................   $ (4,519)   $ (6,506)   $(24,245)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Non-cash research and development expense .....       --          --           514
   Non-cash compensation expense .................        125          93         266
   Non-cash consulting expense ...................       --          --            15
   Depreciation and amortization expense .........          3          26          48
  Change in assets and liabilities:
   Increase in accounts and interest receivable ..       (389)       (100)       (166)
   Increase in prepaid expenses ..................        (30)        (44)       (132)
   (Increase) decrease in other assets ...........          1          (2)        (13)
   Increase in accounts payable ..................        146         492         538
                                                     --------    --------    --------
   Increase (decrease) in accrued expenses .......       (176)      1,069       1,868
Net cash used in operating activities ............     (4,839)     (4,972)    (21,307)
                                                     --------    --------    --------

Cash flows from investing activities:
  Organizational costs ...........................       --          --            (5)
  Capital expenditures ...........................        (30)        (63)       (138)
  Purchase of short-term investments
   (available for sale) ..........................       --       (18,997)    (31,287)
  Proceeds from the sale of short-term
   investments (available for sale) ..............       --        16,718      20,641
                                                     --------    --------    --------
Net cash used in investing activities ............        (30)     (2,342)    (10,789)
                                                     --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock ......       --          --        13,508
  Proceeds from issuance of common stock .........     18,011      11,567      29,664
  Proceeds from issuance of promissory notes .....       --          --         3,150
  Repayment of promissory note ...................       --          --          (125)
                                                     --------    --------    --------
Net cash provided by financing activities ........     18,011      11,567      46,197
                                                     --------    --------    --------
Net increase in cash and cash equivalents ........     13,142       4,253      14,101
Cash  and cash  equivalents  at  beginning  of
  period .........................................      5,807       9,848           0
Cash and cash equivalents at end of period .......   $ 18,949    $ 14,101    $ 14,101
                                                     ========    ========    ========




(Continued from preceding page)


                                                       Nine Months Ended     For the Period
                                                         September 30,        From 1/10/92
                                                     ---------------------   (inception) to
                                                        1996        1997        9/30/97
                                                     ---------   ---------    -------------
                                                                (in thousands)

Supplemental disclosure of cash flows information:
  Cash paid for interest ..........................  $   --      $   --      $     23
                                                     ========    ========    ========
Supplemental schedule of non-cash financing
  activities:
  Conversion of mandatorily redeemable
   convertible preferred stock to common stock ....  $ 19,628    $   --      $ 19,628
                                                     ========    ========    ========
  Accretion of undeclared dividends attributable
   to mandatorily redeemable convertible
   preferred stock ................................  $    760    $   --      $  2,597
                                                     ========    ========    ========
Conversion of promissory notes plus accrued
  interest to preferred stock .....................  $   --      $   --      $  2,903
                                                     ========    ========    ========
Deferred compensation .............................  $    426    $    142    $    611
                                                     ========    ========    ========
Preferred stock issued in connection with
  technology license agreements ...................  $   --      $   --      $    498
                                                     ========    ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1997
                                   (Unaudited)



(1) Basis of Presentation
-------------------------

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

      In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1996 and 1997 and for the period January 10, 1992 (inception) to September 30, 1997, and its cash flows for the nine months ended September 30, 1996 and 1997 and for the period January 10, 1992 (inception) to September 30, 1997. Interim reports are not necessarily indicative of results anticipated for the full fiscal year.



(2) Completion of Follow-on Offering of Common Stock
----------------------------------------------------

      On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds from the offering after underwriting fees and other expenses were $11.6 million.



(3) Line of Credit
------------------

      On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10,000,000. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time.

      No balance was outstanding under the LOC at September 30, 1997.

(4) Licensing Fee
-----------------

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



(5) Earnings Per Share
----------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

      The Company began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other dental pathologies. Since inception, the Company has had no revenues from sales of its own products and has funded its operations primarily from the proceeds of public and private offerings of equity securities. Substantially all of the Company's expenditures to date have been for pharmaceutical development, prelaunch sales and marketing activities and general and administrative expenses.

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

      The Company has incurred losses each year since inception and had an accumulated deficit of $24.2 million at September 30, 1997. The Company expects to continue to incur losses in the foreseeable future from expenditures on marketing, drug development, manufacturing and administrative activities.

      The Company does not expect to generate any material revenues from sales of its own products in 1997. No assurance can be given that such product sales will be achieved in the future. Successful future operations will depend on the Company's ability to develop, obtain regulatory approval for and commercialize its products.

      Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approvals to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations
---------------------

      From inception through September 30, 1997, the Company had no revenues from sales of its own products. Operating expenses consist of research and development expenses, prelaunch sales and marketing and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, contract selling expenses, professional and consulting fees, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales, marketing and finance.

      During 1996, the Company executed a licensing agreement with Boehringer Mannheim Italia ("BMI") pursuant to which BMI will distribute and manufacture Periostat(R) in Italy. The Company earned $300,000 in licensing fee revenue during the nine month period ended September 30, 1997. This revenue represented a milestone payment pursuant to the agreement. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

      Research and development expenses increased $62,000, or 2%, and $267,000, or 21%, respectively, for the nine months and three months ended September 30, 1997, over the comparable year earlier periods. These increases resulted primarily from costs associated with validating manufacturing processes for Periostat(R). Selling, general and administrative expenses increased $2,415,000, or 139%, and $1,014,000, or 129%, respectively, during these nine and three month periods due to the hiring of additional staff in finance, sales and marketing, the initiation of certain prelaunch sales and marketing activities, and higher insurance and professional fees associated with becoming a public company.

      Interest income for the nine month and three month periods ended September 30, 1997 increased $590,000 and $81,000, respectively, from the corresponding periods in 1996 due to higher balances in cash and short-term investments as a result of the net proceeds from the Company's initial public offering in June 1996 and its follow-on common stock offering in April 1997.



Liquidity and Capital Resources
-------------------------------

      On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at a price of $10.00 per share, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses. An additional $11.6 million, net of underwriting fees and expenses, was raised as a result of the Company's follow-on offering of 1,000,000 shares of common stock completed on April 8, 1997 at a price of $12.50 per share (See Note 2 of Notes to Condensed Consolidated Financial Statements). At September 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $24.7 million. This was an increase of $6.5 million from the $18.2 million balance at December 31, 1996. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $22.6 million at September 30, 1997 reflected an increase of $5.1 million from December 31, 1996 due primarily to the proceeds received from the follow-on offering, less normal operating expenses incurred during the nine months ended September 30, 1997.

      The Company had no debt outstanding (other than accounts payable and accrued expenses) at September 30, 1997. The Company had no capital leases outstanding at September 30, 1997. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000,000. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at September 30, 1997. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

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



                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

      In September 1997, the Company's Board of Directors (the "Board") declared a distribution of one preferred stock purchase right (a "Right") for each outstanding common share, par value $0.01 per share (the "Common Stock"), of the Company. The distribution was payable at the close of business on September 26, 1997 to shareholders of record on September 26, 1997 (the "Record Date"). A Right will automatically attach to shares of the Company's Common Stock issued after the Record Date. The description and terms of the Rights are set forth in a Shareholder Protection Rights Agreement dated as of September 15, 1997 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as rights agent.

      The Rights Agreement provides, among other things, for the issuance of one Right to buy one one-hundredth (1/100) of a share of the Company's Series A Participating Preferred Stock, no par value, to stockholders of the Common Stock as of the Record Date and to stockholders of Common Stock issued thereafter. The Series A Participating Preferred Stock is a series of the Company's authorized preferred stock (each share, a "Preferred Share").

      The Rights will remain attached to and trade with the Common Stock until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of shares of the Company's Common Stock representing twenty percent (20%) or more of the voting power of all outstanding shares of Common Stock of the Company, or such later date as the Board may determine by resolution adopted prior to the Separation Date (as defined below), or (ii) ten
(10) business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning outstanding shares of the Company's Common Stock representing twenty percent (20%) or more of the voting power of all outstanding shares of Common Stock of the Company, or such later date as the Board may determine by resolution adopted prior to the Separation Date. The earlier of (i) and (ii) is referred to as the "Separation Date." Following the Separation Date, the Rights will detach from the Common Stock and will be tradable separately from the Common Stock and Rights holders will be entitled to purchase one one-hundredth (1/100) of a Preferred Share for $65.

      In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, on the Separation Date, each Right, other than Rights held by the Acquiring Person, shall become exercisable for that number of shares of Common Stock as shall have a market value equal to two times the then applicable exercise price of the Right (or, at the option of the Company, Preferred Shares at a ratio of one one-hundredth (1/100) of a Preferred Share for each share of Common Stock required to be issued). If the Company shall not have sufficient treasury shares or authorized but unissued shares of Common Stock or Preferred Shares to permit the full exercise of the Rights, the Company may issue a combination of stock, cash and debt in respect thereof. Following the time at which a person shall become an Acquiring Person but prior to the acquisition by such Acquiring Person of more than 50% of the Common Stock, the Board may also, at its option, exchange all of the then outstanding Rights (other than Rights held by the Acquiring Person) for shares of Common Stock (or, at the option of the Board, Preferred Shares) at an exchange ratio of one share of Common Stock (or one one-hundredth (1/100) of a Preferred Share) for each Right.

      In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of any Right, that number of shares of common stock of the acquiring company which at the time of such transaction have a market value equal to two times the exercise price of the Right.

      The Rights are not exercisable until the Separation Date. The Rights will expire on September 26, 2007 (the "Expiration Date"), unless the Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

      The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement, which was filed with the Securities and Exchange Commission on September 17, 1997 as Exhibit 4.1 to the Company's Current Report on Form 8-K, and which is incorporated herein by reference.

Item 5.  Other Information

      On September 2, 1997, the Company announced that it had received its first action letter from the U.S. Food and Drug Administration (the "FDA") regarding its new drug application (the "NDA") for Periostat(R), the Company's drug for the treatment of periodontal disease. In its letter and in a subsequent discussion with the Company, the FDA indicated that additional information is needed to obtain marketing clearance, primarily clarification relating to the statistical methodology used in the NDA. The FDA has agreed to meet with the Company in the near future to discuss the outstanding issues.

      In October 1997, the Company entered into an agreement with Heska Corporation ("Heska") pursuant to which Heska will develop certain of the Company's chemically modified tetracyclines for use in companion animal health applications, including osteoarthritis, periodontal disease and cancer.



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      4.1 - Shareholder Protection Rights Agreement, dated as of September 15, 1997, between the Company and American Stock Transfer & Trust Company which includes (i) the Form of Rights Certificate and
               (ii) the Certificate of Designation of Series A Participating Preferred Stock of the Company (incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1997, filed with the Securities and Exchange Commission on September 17, 1997).

      27  -   Financial Data Schedule

(b) Reports on Form 8-K.

      During the quarter ended September 30, 1997, the Company filed, on September 17, 1997, a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Company's adoption of a Shareholder Rights Plan. See Item 2, Changes in Securities and Use of Proceeds.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.


Date: November 13, 1997             By: /s/Brian M. Gallagher, Ph.D.
                                        --------------------------------------
                                          Brian M. Gallagher, Ph.D.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 13, 1997             By: /s/Nancy C. Broadbent
                                        --------------------------------------
                                          Nancy C. Broadbent
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)