Form 10-K
period 1997-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 1998-03-30
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------      ----------

                         Commission File Number 0-28308


                        COLLAGENEX PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


               Delaware                              52-1758016
--------------------------------------   ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)


301 South State Street, Newtown, Pennsylvania                         18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's telephone number, including area code  (215) 579-7388
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of Each Exchange on Which Registered
   -------------------                -----------------------------------------

None
---------------------------           ------------------------------------------

---------------------------           ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes:   X                     No:
                            --------                    --------


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


      State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $53,547,369 at February 15, 1998 based on the last sales price on that date.


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 1998:


                 Class                             Number of Shares
                 -----                             ----------------
     Common Stock, $.01 par value                      8,567,579


      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS


             Item                                                      Page
             ----                                                      ----

PART I     1. Business..............................................      1

           2. Properties............................................     18

           3. Legal Proceedings.....................................     18

           4. Submission of Matters to a Vote of Security Holders...     18

PART II    5. Market for the Company's Common Equity
              and Related Stockholder Matters.......................     19

           6. Selected Consolidated Financial Data..................     20

           7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........     22

           8. Financial Statements and Supplementary Data...........     25

           9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................     25

PART III  10. Directors and Executive Officers of the Company.......     26

          11. Executive Compensation................................     26

          12. Security Ownership of Certain Beneficial
              Owners and Management.................................     26

          13. Certain Relationships and Related Transactions........     26

PART IV   14. Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.............................     27

SIGNATURES..........................................................     28

EXHIBIT INDEX.......................................................     30

FINANCIAL DATA AND SCHEDULES........................................     F-1

                                     PART I


ITEM 1.   BUSINESS.


General
-------

      CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other pathologies. The Company believes that its initial drug, Periostat(R), will be the first orally administered, systemically delivered pharmaceutical to treat periodontitis. Unlike existing treatments, which focus on the bacterial infection associated with periodontitis, Periostat inhibits the chronic progressive tissue degradation characteristic of the disease. The Company has completed four Phase III clinical trials on Periostat. Based on these clinical trials, the Company believes that Periostat is a safe, efficacious, cost-effective therapy for the long-term treatment of periodontitis. The Company submitted a new drug application ("NDA") for Periostat in August 1996. The NDA was accepted for filing by the United States Food and Drug Administration (the "FDA") in October 1996 and is presently under review by the FDA. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, or at all. Failure to obtain FDA approval of a NDA for Periostat would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Periostat."

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

      The Company's core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook ("SUNY"). This technology involves inhibiting the activity of certain enzymes that destroy the connective tissues of the body. Connective tissues are components of the body that form the structural basis for skin, bone, cartilage and ligaments. In addition to periodontal disease, this core technology may be applicable to other diseases and conditions characterized by the progressive destruction of connective tissues of the body, such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

      In late 1997, the National Cancer Institute ("NCI") filed an investigational new drug application ("IND") with the FDA regarding Metastat(TM), the Company's lead compound for the inhibition of cancer invasion and metastasis. In animal studies involving a variety of human cancer cell types, including prostate, breast, lung, colon and melanoma, Metastat and related compounds developed by the Company exhibited an ability to inhibit metastasis. Following

FDA acceptance of the IND, several Phase I clinical trials on Metastat were initiated in January 1998.

      During 1997, the Company conducted preclinical studies on its lead diabetes compound, Nephrostat(TM). These studies demonstrated that Nephrostat was effective in treating certain complications of diabetes, including diabetic nephropathy, tooth loss and delayed wound healing. Administration of Nephrostat also increased the longevity of the severely hyperglycemic diabetic animals used in the study. Based on these promising early results, the Company intends to continue this preclinical work in 1998 with the goal of initiating human clinical trials in 1999.

      The Company was incorporated in Delaware in January 1992 under the name Collagenex, Inc. The Company's name was changed to CollaGenex Pharmaceuticals, Inc. in April 1996. The Company's executive offices are located at 301 South State Street, Newtown, Pennsylvania 18940, and its telephone number is (215) 579-7388.

      "Periostat(R)," "CollaGenex(TM)," "Metastat(TM)" and "Nephrostat(TM)" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of the Company.


Technology
----------

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

      Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. The Company's Phase III clinical trials using Periostat demonstrated that the administration of antimicrobial doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies.

      The Company's license from SUNY also covers a broad class of chemically modified tetracyclines ("CMTs") that have been chemically modified to retain and enhance their anti-collagenolytic properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. The Company's current research and development programs are focused on the use of CMTs in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment. See "--Other Potential Applications."


Overview of Periodontal Disease
-------------------------------

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


Periostat
---------

      The Company's primary focus to date has been on the development of Periostat, which the Company believes will be the first orally administered, systemically delivered pharmaceutical to treat adult periodontitis. Periostat, a 20mg dose of doxycycline, is a unique sub-antibiotic dosage strength that inhibits the chronic progressive tissue degradation characteristic of periodontal disease without exerting any anti-microbial effect. Periostat is intended to be taken orally by the patient, on an extended basis, between dental visits. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 30 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. The Company has completed three pivotal Phase III clinical trials on Periostat. In addition, following the submission of its NDA, the Company completed a fourth Phase III clinical trial which evaluated the efficacy of Periostat administered in conjunction with SRP.

      The Company's Phase III clinical trials supporting its NDA submission consisted of three parallel, separate, multi-centered, placebo-controlled, double-blinded clinical trials in patients with adult periodontal disease. A total of 436 patients were enrolled in the three clinical trials at eleven dental schools across the United States. These clinical trials were managed by an independent contract research organization and were conducted over a 12-month period. In each trial, patients were randomly assigned into groups that were administered Periostat or placebo capsules. At the outset of these trials, baseline measurements were taken of each of the clinical endpoints to be studied and each patient received a supragingival sealing and dental prophylaxis. Subsequent measurements were obtained at regular intervals and an additional dental cleaning was carried out after six months. Data were analyzed using conventional statistical techniques to establish whether significant differences existed between the Periostat-dosed groups and those receiving placebo by comparing data obtained at 12 months with baseline measurements. A confidence level of not less than 95% was used to establish whether statistically significant differences existed in clinical endpoints.

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

      The Company's three pivotal Phase III clinical trials were completed in December 1994. Based on these clinical trials, the Company believes that Periostat is a safe, efficacious, cost-effective therapy for the long-term treatment of periodontitis. The Company compiled the data, performed statistical analysis and conducted certain additional testing necessary to complete its NDA for Periostat, which it completed and submitted to the FDA in August 1996. The NDA was accepted for filing by the FDA in October 1996.

      During 1996, the Company initiated a fourth Phase III clinical trial to evaluate the efficacy of Periostat as an adjunct to scaling and root planing, the most prevalent therapy for moderate to severe periodontal disease. This trial was completed and the data analyzed in late 1997. While the earlier pivotal Phase III clinical trials were intended to evaluate the efficacy of Periostat in conjunction with a routine dental scaling and prophylaxis, this trial was the first to demonstrate that Periostat can significantly enhance the efficacy of SRP.

      In this study, 190 adult patients with periodontal disease were administered SRP at the outset of a nine-month, double-blind, placebo-controlled clinical trial at five university centers in the United States. Patients were then randomly assigned to take either Periostat or placebo. Measurements of probing pocket depth and clinical attachment level were made every three months using a periodontal probe. Results were compared with measurements taken immediately prior to the course of SRP.

      In the group receiving Periostat, statistically significant improvements in probing pocket depth and clinical attachment level (compared with placebo) were seen in all diseased sites as early as three months following SRP and at all time points thereafter. As in the previous pivotal studies, the more severely diseased sites improved the most, with improvements in probing pocket depth and clinical attachment level of approximately 50% over SRP with placebo.

      On September 2, 1997, the Company announced that it had received its first action letter from the FDA regarding the NDA. In such letter and in a subsequent discussion with the Company, the FDA indicated that additional information would be needed to obtain marketing clearance, primarily clarification relating to the statistical methodology used in the NDA. The Company subsequently met with the FDA to discuss the issues raised in the action letter and to provide the requested information. On January 28, 1998, the Company announced that it had received its second action letter from the FDA regarding the NDA. In such letter, and in subsequent discussions with the Company, the FDA raised new issues about the NDA. At a meeting with the FDA in March 1998, the Company addressed these issues and provided a review of summary clinical results from its recently completed SRP trial. The FDA and the Company then agreed that the Company would seek a claim based on the submission of an NDA amendment containing the results from this trial. The Company expects to submit this amendment by April 1998, and the FDA has committed to review the amendment within six months of the Company's submission. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, or at all. Failure to obtain FDA approval of a NDA for Periostat would have a material adverse effect on the Company's business, financial condition and results of operations.


Cancer Metastasis
-----------------

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

      These studies also demonstrated that the inhibition of certain MMP activity by conventional tetracyclines and CMTs results in a decreased ability of tumor cells to invade the lung in models of metastasis. In addition, CMTs have been shown to modulate the specific type of MMP isolated from human lung cancer cells, the activity of which has been correlated with the metastatic potential of tumors. In animal models involving a variety of human cancer cell types, including prostate, breast, lung, colon and melanoma, CMTs developed by the Company exhibited an ability to inhibit metastasis.

      In October 1996, the Company and the NCI executed a letter of intent to formalize a collaborative research and development agreement pursuant to which the NCI agreed to perform pharmacology, toxicology and Phase I clinical trials using the Company's lead compound for the prevention of cancer metastasis, Metastat.

      In June 1997, the Company announced that it had formally extended its collaboration agreement with the NCI with respect to the development of Metastat. On December 5, 1997, the Company announced that the NCI had filed an IND for Metastat. Clinical studies in patients with metastatic cancer were initiated in January 1998.

      In December 1996, the Company signed an agreement with Boehringer Mannheim Italia ("BMI") under which BMI will conduct animal studies to evaluate the potential of certain of the Company's compounds to treat metastatic cancer. The results of these studies supported the earlier findings of the Company's academic collaborators. However, BMI's recent merger with Hoffman LaRoche has resulted in a cessation of all licensing discussions, and the Company is evaluating various options for the development of Metastat.


Diabetic Nephropathy
--------------------

      Diabetes is the fourth leading cause of death from disease in the United States. Despite currently available therapies for the treatment of diabetes, including diet restrictions, oral medications and insulin injections, the long term complications of this disease continue to reduce the quality and longevity of life for diabetic patients.

      Nephropathy is one of the most serious complications of diabetes. This condition results in the progressive loss of kidney function, requiring dialysis or a kidney transplant to maintain survival, and frequently leads to end-stage renal disease. The destruction observed in diabetic nephropathy is associated with elevated levels of MMPs which degrade the basement membrane of the kidney, causing it to lose its ability to effectively act as a filter. An early indicator of kidney disease is proteinuria, which is the excretion of protein in the urine. Animal model studies conducted on behalf of the Company by SUNY have shown that the administration of CMTs significantly reduces the severity of proteinuria as well as ocular manifestations of the disease. In addition, these animal studies showed improvements in other complications of diabetes, including tooth loss and delayed wound healing. Administration of Nephrostat also increased the longevity of the severely hyperglycemic diabetic animals used in the study. Based on these promising early results, the Company intends to continue this preclinical work in 1998 with the goal of initiating human clinical trials in 1999.


Other Potential Applications
----------------------------

      The Company's research and discoveries relating to CMTs have yielded other potential therapeutic programs which the Company intends to develop and commercialize, possibly through the establishment of corporate partnering arrangements. The Company believes that its core technology may be utilized to develop therapies for other diseases and conditions which, like periodontal disease, are characterized by the progressive destruction of connective tissues of the body, such as cancer metastasis (see above), wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy (see above). In November 1997, the Company announced that it had signed an agreement with Heska Corporation ("Heska") pursuant to which Heska will develop certain of the Company's CMTs for use in companion animal health applications, including osteoarthritis, periodontal disease and cancer.


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


      Osteoarthritis

      Osteoarthritis is a progressive, degenerative joint disease involving the breakdown of the synovial cartilage in the joint. Trauma, resulting in joint instability, most often is the cause of this disease, which results in the gradual destruction of bone and especially of collagen. Several pre-clinical studies carried out by the Company in collaboration with a major teaching hospital and other institutions have demonstrated that the use of the Company's compounds inhibit the loss of synovial cartilage in the joint. In May 1996, the Company entered into a research agreement with Istituto Gentili, an Italian pharmaceutical company (now called Abiogen), to evaluate the application of the Company's technology in the field of osteoarthritis.


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


Marketing
---------

      The Company plans to market Periostat following FDA approval to both periodontists and general dentists in the United States through a direct sales force of approximately 130 sales representatives. In February 1997, the Company retained ICS, a sales and marketing organization focused on the dental industry, to conduct certain prelaunch sales and marketing activities on behalf of the Company. The Company subsequently terminated its relationship with ICS in December 1997. In January 1998 the Company began contracting directly with experienced dental salespersons to provide the nucleus for future expansion of its sales force. In addition, the Company intends to establish a network of sub-licensees or distributors to market and sell Periostat outside of the United States. For example, in July 1996, the Company executed a marketing and manufacturing agreement with BMI pursuant to which BMI has the exclusive right to market Periostat in Italy, San Marino and The Vatican City. The agreement provided for BMI to pay the Company a nonrefundable license fee upon signing and additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in Italy, San Marino and The Vatican City. In July 1997, the Company announced that a Marketing Authorization for Approval had been filed for Periostat by BMI with the Italian Ministry of Health.

      In order to provide an integrated dental product line and leverage the Company's sales and marketing organization, the Company is actively seeking to in-license or acquire high-quality diagnostic and therapeutic dental products complementary to Periostat. In May 1997, the Company announced that it had signed an exclusive marketing agreement with the Parke-Davis Division ("Parke-Davis") of the Warner Lambert Company to promote the Parke-Davis product, Ponstel(R) (Mefenamic Acid), to the professional dental community. Ponstel is a nonsteriodal anti-inflammatory drug indicated for the relief of moderate pain.

      Further, in June 1997, the Company announced that it had signed a marketing agreement with Advanced Clinical Technologies, Inc. pursuant to which the Company promotes Periocheck(R) to the professional dental community. Periocheck is an FDA-approved test for monitoring the periodontal disease process in the dentist's office. Because Periocheck measures the level of tissue-destructive enzymes in a patient's gingival fluid, it is a natural complement to Periostat, which inhibits those enzymes.

      In June 1997, the Company announced that it had hired a Vice President of Marketing and a Vice President of Sales. The Company currently has approximately 20 sales representatives employed under contract and will recruit additional sales representatives prior to FDA approval of Periostat. Initially, the Company expects a significant portion of such additional representatives will be retained through the services of an independent established contract sales organization. There can be no assurance, however, that the Company will be able to recruit and retain qualified sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful.

Research and Development
------------------------

      The Company conducts a broad-based research and drug discovery program through its collaborations with corporate partners, researchers, universities, medical institutions and leading scientists. Pharmaceutical development activities are carried out primarily by contract research organizations at the direction of the Company. Historically, the Company's research has focused on the inhibition of collagenolytic activity with particular emphasis on periodontal disease. The Company maintains an ongoing research relationship with SUNY and is currently funding a basic research effort relating to tetracyclines, including CMTs, and their effect on connective tissue disorders. The Company receives certain proprietary rights to inventions or discoveries that arise as a result of this research. The Company's current research and development objective is to develop additional products utilizing its CMT technology. See "--Technology" and "-- Other Potential Applications."

      The Company has entered an agreement with a contract research organization pursuant to which such entity performs a majority of the Company's clinical development, data management and regulatory affairs activities. Either party may terminate such agreement on 90 days prior written notice. The Company's research and development expenditures were approximately $3.6 million, $4.4 million and $4.3 million, in 1995, 1996 and 1997, respectively. Of such amounts, $1,679,000, $1,766,000 and $1,030,000 were incurred under this agreement for such periods.


Manufacturing and Suppliers
---------------------------

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


Patents, Trade Secrets and Licenses
-----------------------------------

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

      The Company depends on the license from the Research Foundation of the State of New York at Stony Brook for all of its core technology (the "SUNY License"). The SUNY License grants the Company an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Thirteen U.S. patents and ten U.S. patent applications held by SUNY are licensed to the Company under the SUNY License. One of the ten patent applications has been co-assigned to the University of Miami, Florida, and another patent application has been co-assigned to Washington University. The primary U.S. patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related U.S. patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The eleven other U.S. patents relate to the compositions of certain CMTs with anti-collagenolytic properties, methods of use of tetracyclines to reduce bone loss and methods of use of tetracyclines to enhance bone growth and inhibit protein glycosylation. SUNY did not apply in foreign countries for patents corresponding to the Primary Patent but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. A patent application corresponding to the Secondary Patent is pending in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan and has pending patent applications in certain other foreign countries which correspond to its U.S. patents relating to methods of use of tetracyclines to reduce bone loss. All of SUNY's U.S. and foreign patents expire between 2004 and 2016. The Company's rights under the SUNY License are subject to certain statutory rights of the U.S. government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that the Company will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon the Company's failure to make timely payments, reimbursements or reports, if the failure is not cured by the Company within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for the Company's technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      In addition to the patents which represent the core technology of the Company, the Company also owns additional technology for which applications for U.S. patents have been filed and have been allowed (but have not yet issued). In this regard, the Company reports the existence of three U.S. applications. These pending applications will soon be issued as U.S. patents. The allowed U.S. patents generally cover technology as follows: (i) composition for treating periodontis; (ii) composition and method for treating H. Pylori; and (iii) toothpaste/mouthwash formulation for the amelioration of dentin hypersensitivity.

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


Government Regulation
---------------------

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

      The entire body of pre-clinical development work necessary to administer investigational drugs to human volunteers or patients is provided in an IND filed with the FDA. FDA regulations provide that human clinical trials may begin 30 days following receipt of an IND, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND submission. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design. Such holds can cause substantial delay and, in some cases, may require abandonment of a product. Clinical testing involves the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to a FDA reviewed protocol. Each clinical study is conducted under the auspices of independent Institutional Review Boards ("IRBs") at the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety and tolerance, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy with an expanded population at geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, must be submitted to the FDA prior to commencement of each clinical trial. All patients involved in the clinical trial must provide informed consent prior to their participation.

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

      In late 1995, the FDA requested that the Company conduct additional animal studies regarding certain effects associated with the reproductive effects and long-term dosing of doxycycline and that the data be included in the Company's NDA submission. Such animal studies have been conducted and the results included in the Company's NDA for Periostat. The FDA also requested that a post-approval, post-marketing animal study related to long-term dosing and carcinogenicity be conducted to satisfy the regulatory requirement for a chronically administered drug. Such studies are currently underway.

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

      The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. On September 2, 1997, the Company announced that it had received its first action letter from the FDA regarding the NDA. In such letter and in a subsequent discussion with the Company, the FDA indicated that additional information would be needed to obtain marketing clearance, primarily clarification relating to the statistical methodology used in the NDA. The Company subsequently met with the FDA to discuss the issues raised in the action letter and to provide the requested information. On January 28, 1998, the Company announced that it had received its second action letter from the FDA regarding the NDA. In such letter, and in subsequent discussions with the Company, the FDA raised new issues about the NDA. At a meeting with the FDA in March 1998, the Company addressed these issues and provided a review of summary clinical results from its recently completed SRP trial. The FDA and the Company then agreed that the Company would seek a claim based on the submission of an NDA amendment containing the results from this trial. The Company expects to submit this amendment by April 1998, and the FDA has committed to review the amendment within six months of the Company's submission. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, or at all. Failure to obtain FDA approval of a NDA for Periostat would have a material adverse effect on the Company's business, financial condition and results of operations. The FDA also may require post-marketing testing and will require surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Adverse experiences with the product must be reported to the FDA.

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


Competition
-----------

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


Employees
---------

      The Company historically has relied upon consultants to perform many of its operating activities and has outsourced its manufacturing, clinical trials, NDA preparation and other activities. As of December 31, 1997, the Company employed fourteen persons. Each of its management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. The Company intends to increase its sales and marketing staff as appropriate and to continue to outsource many of the activities which it historically has outsourced. The Company currently has approximately twenty part-time sales representatives employed under contract and plans to recruit additional sales representatives prior to FDA approval of Periostat. There can be no assurance, however, that the Company will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful. None of the Company's employees are covered by collective bargaining agreements. In general, the Company's employees are covered by confidentiality agreements. The Company considers relations with its employees to be excellent.


ITEM 2.   PROPERTIES.

      The Company owns no real property. The Company leases 3,500 square feet of office space in Newtown, Pennsylvania under two leases. The Company's facility contains all of its executive and administrative offices. The leases expire in September of 1998 and December of 2000.


ITEM 3.   LEGAL PROCEEDINGS.

      The Company is not a party to any material legal proceedings.


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

      Quarter Ended                   High           Low
-----------------------------------------------------------

June 30, 1996................       $ 10.25        $  8.25
September 30, 1996...........       $ 11.25        $  6.125
December 31, 1996............       $ 11.75        $  7.50
March 31, 1997...............       $ 17.50        $  8.00
June 30, 1997................       $ 14.50        $ 10.50
September 30, 1997...........       $ 12.875       $  9.75
December 31, 1997............       $ 16.625       $  9.875

      As of February 15, 1998, the approximate number of holders of record of the Common Stock was 86 and the approximate number of beneficial holders of the Common Stock was 1,700.

      The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below with respect to the Company's statement of operations data for each of the years in the three-year period ended December 31, 1997 and for the period January 10, 1992 (inception) to December 31, 1997, and with respect to the consolidated balance sheet data at December 31, 1996 and 1997 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K". The consolidated statement of operations data for the years ended December 31, 1993 and December 31, 1994 and with respect to the consolidated balance sheet data as of December 31, 1993, 1994 and 1995 are derived from consolidated audited financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.



                                                                                                   For the
                                                                                                    Period
                                                                                                   January 10,
                                                                                                     1992
                                                         Years Ended December 31,                 (inception) to
                                        --------------------------------------------------------  December 31,
                                          1993        1994        1995        1996        1997        1997
                                        --------    --------    --------    --------    --------    --------
Consolidated Statement of                          (in thousands except for per share data)
  Operations Data:                      --------------------------------------------------------
   Revenues:
      Licensing revenues ............   $   --      $   --      $   --      $    400    $    325    $    725
      Contract revenue ..............       --          --          --          --             9           9
                                        --------    --------    --------    --------    --------    --------
      Total revenues ................       --          --          --           400         334         734
   Operating expenses:
      Research and development ......      1,913       1,928       3,635       4,436       4,319      17,362
      General and administrative ....        613         793       1,548       2,527       5,977      11,791
                                        --------    --------    --------    --------    --------    --------
   Operating loss ...................     (2,526)     (2,721)     (5,183)     (6,563)     (9,962)    (28,419)
   Net loss .........................     (2,483)     (2,653)     (5,269)     (5,918)     (8,624)    (26,362)
   Net loss allocable to common
     stockholders ...................     (2,834)     (3,229)     (6,028)     (6,638)     (8,624)    (28,959)
Pro-forma(1):
   Net loss per share:
      Basic .........................                           $  (1.57)   $  (0.90)   $  (1.04)
      Diluted .......................                              (1.52)      (0.89)      (1.04)
   Shares used in computing pro
     forma net loss per share:
      Basic .........................                              3,354       6,572       8,291
      Diluted .......................                              3,464       6,627       8,291


                                                               As of December 31,
                                           --------------------------------------------------------
                                              1993       1994        1995        1996        1997
                                           --------    --------    --------    --------    --------
Balance Sheet Data:                                               (in thousands)
Cash, cash equivalents and
   short-term investments ..............   $  3,369    $    617    $  5,806    $ 18,215    $ 22,771
Total assets ...........................      3,374         628       5,840      18,437      23,165
Mandatorily redeemable convertible
  preferred stock ......................         51       7,510      18,908        --          --
Deficit accumulated during the
  development stage ....................     (3,732)     (6,552)    (11,820)    (17,739)    (26,362)
Total stockholder's equity(deficit) ....      2,653      (7,581)    (13,581)     17,592      20,708



(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of pro-forma net loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

      CollaGenex Pharmaceuticals, Inc. began operations in January 1992 and is engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other pathologies. Since its origin, the Company has had no revenues from sales of its own products and has funded its operations primarily from the proceeds of public and private issuances of equity securities. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities and general and administrative expenses.

      Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company anticipates that it will significantly increase the number of its employees over the next several years, primarily in the selling, general and administrative areas, following regulatory approval of Periostat.

      The Company has incurred losses each year since inception and had an accumulated deficit of $26.4 million at December 31, 1997. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

      Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended.   Forward-looking   statements   may  be   identified  by  the  use  of
forward-looking terminology such as "may," "will," "expect," "anticipate" or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results in the forward-looking statements contained herein.


Results of Operations
---------------------

      From its founding through December 31, 1997, the Company had no revenues from sales of its own products. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, insurance, facilities and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales and marketing.

      The Company earned $325,000 in licensing fee revenue during 1997 compared to $400,000 during 1996. During 1996, the Company executed a licensing agreement with BMI pursuant to which BMI will, following regulatory approval, distribute and manufacture Periostat in Italy. The agreement provided for BMI to pay a $400,000 license fee upon signing and additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in Italy, San Marino and the Vatican City. During the second quarter of 1997, the Company received a nonrefundable $300,000 licensing fee from BMI related to the achievement of the first milestone under the agreement.


      Years Ended December 31, 1997 and December 31, 1996

      Research and development expenses decreased from $4.4 million in 1996 to $4.3 million in 1997. This decrease resulted primarily from lower costs associated with the NDA for Periostat, which was submitted in 1996. Research and development expenses in 1997 related primarily to costs associated with completing a Phase III scaling and root planing trial, validating Periostat manufacturing processes and continuing certain toxicology studies.

      General and administrative expenses increased from $2.5 million in 1996 to $6.0 million in 1997. This increase was due primarily to higher marketing, general and administrative expenses associated with the expansion of the Company's commercial infrastructure.

      Interest income increased from $0.6 million to $1.3 million in 1997. This increase was due to higher balances in cash and short-term investments as a result of the Company's follow-on public offering of Common Stock in 1997.


      Years Ended December 31, 1996 and December 31, 1995

      Research and development expenses increased from $3.6 million in 1995 to $4.4 million in 1996. This increase resulted from higher contract costs associated with preparing and submitting a new drug application for Periostat, including data compilation, statistical analysis and validation of production processes.

      General and administrative expenses increased from $1.5 million in 1995 to $2.5 million in 1996. This increase was due primarily to higher employee compensation expense due to the hiring of additional staff in finance and commercial development, including a non-cash compensation charge of approximately $0.1 million resulting from the grant of certain employee stock options, and higher insurance and professional fees associated with becoming a public company.

      Interest income increased from $0.1 million in 1995 to $0.6 million in 1996. This increase was due to higher balances in cash and short-term investments as a result of the Company's initial public offering of Common Stock in 1996.


Liquidity and Capital Resources
-------------------------------

      Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. At December 31, 1997 the Company's cash, cash equivalents and short term investments totaled $22.8 million. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at December 31, 1997 was $20.6 million, an increase of $3.1 million from December 31, 1996. This increase was primarily attributable to the proceeds received from the Company's follow-on public offering of common stock in 1997, which was reduced by normal operating expenses incurred during 1997.

      The Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at December 31, 1997. On June 26, 1997, the
Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at December 31, 1997.

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

      As of December 31, 1997, the Company had available $23.2 million and $3.0 million in net operating carryforwards to offset future Federal and state taxable income, if any, through the year 2012 and 2000, respectively. In addition, the Company had research and experimentation tax credits of approximately $200,000, which expire at various times through the year 2012. As a result of past financings, including the Company's initial public offering in June 1996 and the

Company's follow-on public offering in April 1997, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Reform Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Reform Act and may be limited.


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

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.   EXECUTIVE COMPENSATION.

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements.

          Reference is made to the Index to Financial Statements and Schedules on Page F-1.

     (2)  Financial Statement Schedules.

          Reference is made to the Index to Financial Statements and Schedules on Page F-1.

     (3)  Exhibits.

          Reference is made to the Index to Exhibits on Page 30.

(b)       Reports on Form 8-K.

          No Reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1998.

                                    COLLAGENEX PHARMACEUTICALS, INC.

                                    By:/s/Brian M. Gallagher
                                       ---------------------
                                       Brian M. Gallagher, Ph.D., President
                                       and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                    Date
-------------------------------   --------------------------    --------------

/s/Brian M. Gallagher, Ph.D.      President, Chief Executive    March 30, 1998
-------------------------------   Officer and Director
   Brian M. Gallagher, Ph.D.      (Principal Executive
                                  Officer)

/s/Nancy C. Broadbent             Chief Financial Officer,      March 30, 1998
-------------------------------   Treasurer and Secretary
   Nancy C. Broadbent             (Principal Financial and
                                  Accounting Officer)

/s/Helmer P.K. Agersborg, Ph.D.   Chairman of the Board and     March 30, 1998
-------------------------------   Director
   Helmer P.K. Agersborg, Ph.D.

/s/James E. Daverman              Director                      March 30, 1998
-------------------------------
   James E. Daverman

/s/Robert J. Easton               Director                      March 30, 1998
-------------------------------
   Robert J. Easton

/s/Stephen W. Ritterbush, Ph.D.   Director                      March 30, 1998
-------------------------------
   Stephen W. Ritterbush, Ph.D.

/s/Pieter J. Schiller             Director                      March 30, 1998
-------------------------------
   Pieter J. Schiller

/s/Terence E. Winters, Ph.D.      Director                      March 30, 1998
-------------------------------
   Terence E. Winters, Ph.D.

/s/Peter R. Barnett               Director                      March 30, 1998
-------------------------------
   Peter R. Barnett

                                  EXHIBIT INDEX


Exhibit No.                        Description of Exhibit
-----------                        ----------------------

  3.1(a)     Amended and Restated Certificate of Incorporation.
  3.2(a)     Amended and Restated Bylaws.
  4.1(a)     Registration Rights Agreement dated September 29, 1995 by and among the Company and certain investors, as supplemented.
  4.2(a)(b)  Letter dated December 16, 1993 re: certain rights of the Company with respect to certain securities of the Company owned by Brian
             M. Gallagher, Ph.D.
  4.3(a)     Fourth  Investment  Agreement as of September 29, 1995 by and among the Company and certain Investors.
  4.4(d)     Shareholder Protection Rights Agreement,  dated as of September 15,
             1997,  between  the  Company and  American  Stock  Transfer & Trust
             Company which includes (i) the Form of Rights  Certificate and (ii)
             the Certificate of Designation of Series A Participating  Preferred
             Stock of the Company.
+10.1(a)     Assignment of, Amendment to and Restatement of Agreement,  with all exhibits, as amended, and schedules,  dated January 13, 1992 by and among the Company,  Johnson & Johnson Consumer  Products,  Inc. and
             Research Foundation of State University of New York.
+10.2(a)     Supply  Agreement  dated  January 23, 1995  between the Company and
             Hovione International Limited.
+10.3(a)     Manufacturing  Agreement  as of April 12,  1996 by and  between the
             Company and Applied Analytical Industries, Inc.
 10.4(a)     Form of  Non-Disclosure  Agreement  executed  by all  Employees  as employed from time to time.
 10.5(a)(b)  Form of Non-Competition Agreement executed by each of Brian M.
             Gallagher, Ph.D., Nancy C. Broadbent and Robert A. Ashley.
 10.6(a)     Form  of  Mutual  Non-Disclosure   Agreement  executed  by  certain
             consultants and research collaborators as retained from time to time.
 10.7(a)(b)  Form of Indemnification Agreement executed by each of the
             Company's directors and officers.
 10.8(a)     Forms of  Consulting  Agreement  executed by each of Lorne M. Golub and Thomas F. McNamara.
 10.9(a)     Form of Material Transfer Agreement between the Company and
             Researchers.

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

 10.10       Lease Agreement dated September 5, 1995 between the Company and
             Stocking Works Associates (incorporated by reference to the
             Company's Registration Statement on Form S-1 (File Number
             333-3582) which became effective on June 20, 1996), as amended effective January 1, 1997 (such amendment is incorporated by reference to the Company's Registration Statement on Form S-1
             (File Number 333-24151) which became effective on April 2, 1997), as amended effective January 1, 1998 (such Amendment is filed herewith).
 10.11(a)    Master  Consulting  Agreement  dated September 19, 1994 between the
             Company and Quintiles, Inc.
 10.12(a)(b) 1992 Stock Option Plan of the Company, as amended to date. 10.13(a)(b) 1996 Stock Plan of the Company.
 10.14(a)(b) 1996 Non-Employee Director Stock Option Plan of the Company.
+10.15(c)    License  Agreement  dated July 18,  1996 by and between the Company and Boehringer Mannheim Italia.
 10.16(e)    Letter  Agreement  dated June 24, 1997 relating to CoreStates  Bank
             N.A.  line of credit,  together with Master  Commercial  Promissory
             Note.
 10.17(e)    Consulting and Contract Service Agreement dated February 1, 1997 by and between the Company and Innovative Customer Solutions, Ltd.
 10.18       Lease Agreement dated August 22, 1997 between the Company and
             Stocking Works Associates which became effective on September 1,
             1997.
 16(a)       Letter re:  Change in Certifying Accountants.
 21(f)       List of subsidiaries of the Registrant.
 23          Consent of KPMG Peat Marwick LLP.
 27          Financial Data Schedules for the years ended December 31, 1997,
             1996 and 1995.

----------

+ Confidential treatment has been requested and granted for a portion of this Exhibit.
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.
(b) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 which was filed with the Securities and Exchange Commission on October 29, 1996.
(d) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1997, which was filed with the Securities and Exchange Commission on September 17, 1997.
(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which was filed with the Securities and Exchange Commission on August 1, 1997.
(f) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 28, 1997.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Accountants.......................................  F-2

Consolidated balance sheets as of December 31, 1996 and 1997............  F-3

Consolidated  statements of operations  for the years ended December
  31, 1995,  1996, and 1997 and for the period from January 10, 1992
  (inception) to December 31, 1997......................................  F-4

Consolidated  statements of  stockholders'  equity (deficit)for the period from January 10, 1992 (inception) to December 31, 1997.....  F-5

Consolidated  statements of cash flows for the years ended  December
  31, 1995,  1996, and 1997 and for the period from January 10, 1992
  (inception) to December 31, 1997......................................  F-8

Notes to consolidated financial statements..............................  F-10

                          Independent Auditors' Report



The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:



We have audited the accompanying consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiary (A Development Stage Enterprise) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from January 10, 1992 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex
Pharmaceuticals, Inc. and subsidiary (A Development Stage Enterprise) as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from January 10, 1992 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.





                                                KPMG Peat Marwick LLP




Princeton, New Jersey
January 30, 1998


                                  COLLAGENEX PHARMACEUTICALS, INC.
                                           AND SUBSIDIARY
                                  (A Development Stage Enterprise)

                                    Consolidated Balance Sheets

                                     December 31, 1996 and 1997


                                                                          1996            1997
                       ASSETS                                         ------------    ------------
Current assets:
      Cash and cash equivalents ....................................  $  9,848,177    $ 16,379,324
      Short-term investments .......................................     8,366,736       6,391,680
      Interest receivable ..........................................        65,534          87,573
      Prepaid expenses .............................................        88,443         189,905
                                                                      ------------    ------------
                    Total current assets ...........................    18,368,890      23,048,482
Equipment, net (note 3) ............................................        56,496         103,307
Other assets .......................................................        11,158          12,733
                                                                      ------------    ------------
                     Total assets ..................................  $ 18,436,544    $ 23,164,522
                                                                      ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .............................................  $     45,434    $    550,752
      Accrued expenses (note 4) ....................................       798,925       1,905,980
                                                                      ------------    ------------
                     Total current liabilities .....................       844,359       2,456,732
                                                                      ------------    ------------

Stockholders' equity (notes 7, 8 and 10):
      Preferred stock, $0.01 par value, 5,000,000 shares
         authorized, no shares outstanding in 1996 and 1997 ........          --              --
      Common stock, $0.01 par value; 25,000,000 shares
         authorized, 7,535,533 and 8,567,579 shares issued
           and outstanding in 1996 and 1997, respectively ..........        75,356          85,676
      Additional paid-in capital ...................................    35,551,459      47,297,662
      Deferred compensation (note 8) ...............................      (295,825)       (313,065)
      Deficit accumulated during the development stage .............   (17,738,805)    (26,362,483)
                                                                      ------------    ------------

                    Stockholders' equity ...........................    17,592,185      20,707,790
                                                                      ------------    ------------

Commitments and contingencies (notes 6, 10, 11 and 13)
                    Total liabilities and stockholders' equity .....  $ 18,436,544    $ 23,164,522
                                                                      ============    ============


                   See accompanying notes to consolidated financial statements.


                                       COLLAGENEX PHARMACEUTICALS, INC.
                                                AND SUBSIDIARY
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Operations

                             For the years ended December 31, 1995, 1996 and 1997
                                   and for the period from January 10, 1992
                                       (inception) to December 31, 1997


                                                                                               For the period
                                                                                                from January
                                                         Year ended December 31,                  10, 1992
                                               --------------------------------------------    (inception) to
Revenues:                                           1995           1996            1997        December 31, 1997
                                               ------------    ------------    ------------    -----------------
    License revenues .......................   $       --      $    400,000    $    325,000      $    725,000
    Contract revenue .......................           --              --             8,913             8,913
                                               ------------    ------------    ------------      ------------
               Total revenues ..............           --           400,000         333,913           733,913
                                               ------------    ------------    ------------      ------------

    Operating expenses incurred in
      the development stage:
           Research and development
             (notes 10 and 13) .............      3,635,374       4,436,296       4,318,551        17,362,542
           General and administrative ......      1,547,997       2,527,179       5,976,862        11,790,714
                                               ------------    ------------    ------------      ------------
               Total operating expenses ....      5,183,371       6,963,475      10,295,413        29,153,256
                                               ------------    ------------    ------------      ------------
               Loss from operations ........     (5,183,371)     (6,563,475)     (9,961,500)      (28,419,343)
Other income (expense):
Interest income ............................         58,917         645,157       1,337,822         2,200,968
Interest expense ...........................       (144,108)           --              --            (144,108)
                                               ------------    ------------    ------------      ------------
                                                    (85,191)        645,157       1,337,822         2,056,860
                                               ------------    ------------    ------------      ------------
               Net loss ....................   $ (5,268,562)   $ (5,918,318)   $ (8,623,678)     $(26,362,483)
                                               ============    ============    ============      ============
Accretion of undeclared dividends
  attributable to mandatorily
  redeemable convertible
  preferred stock ..........................        759,801         719,562            --           2,596,708
                                               ============    ============    ============      ============
Net loss allocable to common
  stockholders .............................     (6,028,363)     (6,637,880)     (8,623,678)      (28,959,191)
                                               ============    ============    ============      ============
Pro-forma net loss per share
  (notes 2 and 7):
           Basic ...........................          (1.57)          (0.90)          (1.04)
           Diluted .........................          (1.52)          (0.89)          (1.04)
                                               ============    ============    ============
Shares used in computing pro-forma
  net loss per share (notes 2 and 7):
           Basic ...........................      3,354,371       6,572,104       8,291,167
           Diluted .........................      3,464,371       6,627,104       8,291,167
                                               ============    ============    ============


                         See accompanying notes to consolidated financial statements.


                                                  COLLAGENEX PHARMACEUTICALS, INC.
                                                           AND SUBSIDIARY
                                                  (A Development Stage Enterprise)

                                     Consolidated Statements of Stockholders' Equity (Deficit)

                                                For the period from January 10, 1992
                                                  (inception) to December 31, 1997

                                                                                                        Deficit
                                                                                                       accumulated
                                                           Common stock      Additional                  during          Total
                                                        ------------------    paid-in      Deferred        the         stockholders
                                                         Number of   Par      capital      compensa-    development      equity
                                                          shares    value    (deficit)       tion         stage         (deficit)
                                                        ---------  -------  ------------   ---------   ------------   ------------
Issuance of common stock in exchange for technology
  license in January 1992 at inception ...............     54,552  $   546  $     10,364   $    --     $       --     $     10,910
Issuance of common stock in exchange for consulting
  services ...........................................      7,500       75        14,925        --             --           15,000
Issuance of common stock in exchange for technology
  license in November 1992 ...........................     24,396      244         4,635        --             --            4,879
Accretion of undeclared dividends on mandatorily
  redeemable convertible preferred stock (note 5) ....       --       --        (190,903)       --             --         (190,903)
Net loss .............................................       --       --            --          --       (1,415,703)    (1,415,703)
                                                        ---------  -------  ------------   ---------   ------------   ------------
Balance, December 31, 1992 ...........................     86,448      865      (160,979)       --       (1,415,703)    (1,575,817)

Accretion of undeclared dividends on mandatorily
  redeemable convertible preferred stock (note 5) ....       --       --        (351,072)       --             --         (351,072)
Net loss .............................................       --       --            --          --       (2,482,757)    (2,482,757)
                                                        ---------  -------  ------------   ---------   ------------   ------------


                                   See accompanying notes to consolidated financial statements.


                                                               F-5

                                                  COLLAGENEX PHARMACEUTICALS, INC.
                                                           AND SUBSIDIARY
                                                  (A Development Stage Enterprise)

                                     Consolidated Statements of Stockholders' Equity (Deficit)

                                                For the period from January 10, 1992
                                                  (inception) to December 31, 1997

                                                                                                        Deficit
                                                                                                       accumulated
                                                           Common stock      Additional                  during          Total
                                                        ------------------    paid-in      Deferred        the         stockholders
                                                         Number of   Par      capital      compensa-    development      equity
                                                          shares    value    (deficit)       tion         stage         (deficit)
                                                        ---------  -------  ------------   ---------   ------------   ------------

Continued from previous page

Balance, December 31, 1993 ...........................     86,448      865      (512,051)       --       (3,898,460)    (4,409,646)

Exercise of common stock options ($0.20 per share)
  (note 8) ...........................................     75,969      760        14,771        --             --           15,531
Issuance of common shares to an executive officer
  at $0.335 per share in November 1994 ...............    125,000    1,250        40,625        --             --           41,875
Accretion of undeclared dividends on mandatorily
  redeemable convertible preferred stock (note 5) ....       --       --        (575,370)       --             --         (575,370)
Net loss .............................................       --       --            --          --       (2,653,465)    (2,653,465)
                                                        ---------  -------  ------------   ---------   ------------   ------------

Balance, December 31, 1994 ...........................    287,417    2,875    (1,032,025)       --       (6,551,925)    (7,581,075)

Exercise of common stock options ($0.20 per share)
  (note 8) ...........................................     25,242      252         5,471        --             --            5,723
Deferred compensation resulting from grant of
  options (note 8) ...................................       --       --          43,250     (43,250)          --             --
Amortization of deferred compensation (note 8) .......       --       --            --        23,067           --           23,067
Accretion of undeclared dividends on mandatorily
  redeemable convertible preferred stock (note 5) ....       --       --        (759,801)       --             --         (759,801)
Net loss .............................................       --       --            --          --       (5,268,562)    (5,268,562)
                                                        ---------  -------  ------------   ---------   ------------   ------------

Balance, December 31, 1995 ...........................    312,659    3,127    (1,743,105)    (20,183)   (11,820,487)   (13,580,648)

Exercise of common stock options ($0.20-
  $0.335 per share) (note 8) .........................     23,750      238         5,544        --             --            5,782
Issuance of common stock at $10 per share in
  conjunction with the Initial Public Offering, net
  of issuance costs ..................................  2,000,000   20,000    18,006,905        --             --       18,026,905
Accretion of undeclared dividends on mandatorily
  redeemable convertible preferred stock (note 5) ....       --       --        (719,562)       --             --         (719,562)
Conversion of mandatorily redeemable convertible
  preferred stock into common stock in conjunction
  with the Initial Public Offering ...................  5,199,124   51,991    19,575,677        --             --       19,627,668


                                   See accompanying notes to consolidated financial statements.

                                                               F-6

                                                  COLLAGENEX PHARMACEUTICALS, INC.
                                                           AND SUBSIDIARY
                                                  (A Development Stage Enterprise)

                                     Consolidated Statements of Stockholders' Equity (Deficit)

                                                For the period from January 10, 1992
                                                  (inception) to December 31, 1997

                                                                                                        Deficit
                                                                                                       accumulated
                                                           Common stock      Additional                  during          Total
                                                        ------------------    paid-in      Deferred        the         stockholders
                                                         Number of   Par      capital      compensa-    development      equity
                                                          shares    value    (deficit)       tion         stage         (deficit)
                                                        ---------  -------  ------------   ---------   ------------   ------------

Continued from previous page

Deferred compensation resulting from grant of
   options (note 8) ..................................       --       --         426,000    (426,000)          --             --
Amortization of deferred compensation (note 8) .......       --       --            --       150,358           --          150,358
Net loss .............................................       --       --            --          --       (5,918,318)    (5,918,318)
                                                        ---------  -------  ------------   ---------   ------------   ------------

Balance, December 31, 1996 ...........................  7,535,533   75,356    35,551,459    (295,825)   (17,738,805)    17,592,185

Exercise of common stock options ($0.20-$2.00 per
  share) (note 8) ....................................     32,046      320        52,042        --             --           52,362
Issuance of common stock at $12.50 per share in
  conjunction with follow-on Offering, net of
  issuance costs (note 7) ............................  1,000,000   10,000    11,552,411        --             --       11,562,411
Deferred compensation resulting from grant of
  options (note 8) ...................................       --       --         141,750    (141,750)          --             --
Amortization of deferred compensation (note 8) .......       --       --            --       124,510           --          124,510
Net loss .............................................       --       --            --          --       (8,623,678)    (8,623,678)
                                                        ---------  -------  ------------   ---------   ------------   ------------
Balance, December 31, 1997 ...........................  8,567,579  $85,676  $ 47,297,662   $(313,065)  $(26,362,483)  $ 20,707,790
                                                        =========  =======  ============   =========   ============   ============


                                   See accompanying notes to consolidated financial statements.

                                                               F-7

                                                 COLLAGENEX PHARMACEUTICALS, INC.

                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                              Consolidated Statements of Cash Flows
                                       For the years ended December 31, 1995, 1996 and 1997
                                             and for the period from January 10, 1992
                                                 (inception) to December 31, 1997


                                                                                                                      For the
                                                                                                                     period from
                                                                                                                   January 10, 1992
                                                                                Years ended December 31,            (inception) to
                                                                   ---------------------------------------------     December 31,
                                                                       1995            1996            1997            1997
                                                                   ------------    ------------    ------------    ----------------
Cash flows from operating activities:
      Net loss .................................................   $ (5,268,562)   $ (5,918,318)   $ (8,623,678)   $(26,362,483)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
               Noncash research and development expense ........           --              --              --           513,789
               Noncash compensation expense ....................         23,067         150,358         124,510         297,935
               Noncash consulting expense ......................           --              --              --            15,000
               Depreciation and amortization expense ...........          3,617          17,051          31,376          55,140
               Change in assets and liabilities:
                    Increase in interest receivable ............           --           (65,534)        (22,039)        (87,573)
                    Increase in prepaid expenses ...............         (7,282)        (81,161)       (101,462)       (189,905)
                    Increase in other assets ...................         (7,328)           (770)         (1,575)        (12,734)
                    Increase (decrease) in accounts payable.....       (514,602)         27,762         505,318         550,752
                    Increase in accrued expenses ...............        328,216         304,070       1,107,055       1,905,980
                                                                   ------------    ------------    ------------    ------------
               Net cash used in operating activities ...........     (5,442,874)     (5,566,542)     (6,980,495)    (23,314,099)
Cash flows from investing activities:
      Organizational costs .....................................           --              --              --            (5,000)
      Capital expenditures .....................................        (11,758)        (57,667)        (78,187)       (153,446)
      Proceeds from the sale of short-term investments .........           --         3,923,142      25,402,301      29,325,443
      Purchase of short-term investments .......................           --       (12,289,878)    (23,427,245)    (35,717,123)
                                                                   ------------    ------------    ------------    ------------
               Net cash used in investing activities ...........        (11,758)     (8,424,403)      1,896,869      (6,550,126)
Cash flows from financing activities:
      Proceeds from issuance of common stock ...................          5,723      18,032,687      11,614,773      29,710,589
      Proceeds from issuance of preferred stock ................      7,613,273            --              --        13,508,273
      Proceeds from issuance of promissory notes ...............      3,149,687            --              --         3,149,687
      Repayment of promissory note .............................       (125,000)           --              --          (125,000)
                                                                   ------------    ------------    ------------    ------------
               Net cash provided by financing activities .......     10,643,683      18,032,687      11,614,773      46,241,549
                                                                   ------------    ------------    ------------    ------------
Net increase in cash and cash equivalents ......................      5,189,051       4,041,742       6,531,147      16,379,324


                         See accompanying notes to consolidated financial statements.




                                                COLLAGENEX PHARMACEUTICALS, INC.

                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                              Consolidated Statements of Cash Flows
                                       For the years ended December 31, 1995, 1996 and 1997
                                             and for the period from January 10, 1992
                                                 (inception) to December 31, 1997


                                                                                                                      For the
                                                                                                                     period from
                                                                                                                   January 10, 1992
                                                                                Years ended December 31,            (inception) to
                                                                   ---------------------------------------------     December 31,
                                                                       1995            1996            1997            1997
                                                                   ------------    ------------    ------------    ----------------
Continued from previous page

Cash and cash equivalents at beginning of period ...............        617,384       5,806,435       9,848,177            --
                                                                   ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period .....................   $  5,806,435    $  9,848,177    $ 16,379,324    $ 16,379,324
                                                                   ============    ============    ============    ============
Supplemental disclosure of cash flows information -
      Cash paid for interest ...................................   $     22,921    $       --      $       --      $     22,921
                                                                   ============    ============    ============    ============
Supplemental schedule of noncash financing activities:
      Conversion of promissory notes to preferred stock.........   $  2,903,500    $       --      $       --      $  2,903,500
      Deferred compensation ....................................         43,250         426,000         141,750         611,000
      Accretion of undeclared dividends
           attributable to mandatorily redeemable
           convertible preferred stock .........................        759,801         719,562            --         2,596,708
      Conversion of mandatorily redeemable
           convertible preferred stock to common
           stock ...............................................           --        19,627,668            --        19,627,668
      Preferred stock issued in connection
           with technology license agreements ..................           --              --              --           498,000
                                                                   ============    ============    ============    ============


                         See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1997


(1)   BUSINESS

      CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a development stage pharmaceutical enterprise engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other pathologies. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities.

      The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.) for the period from January 10, 1992 (inception) to December 31, 1997. All intercompany accounts and transactions have been eliminated in consolidation.

      The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction. The Company has not generated any product revenues and has not experienced positive cash flow from operations. The Company's further development will require significant additional financing. The Company's deficit accumulated during the development stage aggregated $26,362,483 through December 31, 1997.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents
      -------------------------

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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

      Short-Term Investments
      ----------------------

      Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the company classifies its short-term investments as available for sale. Available for sale securities are recorded at the approximate fair value of the investments based on quoted market prices at December 31, 1997. The Company considers all of its current investments to be available for sale.

      Equipment
      ---------

      Equipment, consisting of computer and office equipment, is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

      Revenue Recognition
      -------------------

      Revenue from license agreements is recognized when the related milestones are met by the Company and when all of the Company's significant performance obligations under the terms of the license have been satisfactorily completed. Contract revenues are recorded in accordance with the contract provisions as the earnings process is completed.

      Patent Costs
      ------------

      Patent application and maintenance costs are expensed as incurred.

      Licensed Technology
      -------------------

      Costs incurred in obtaining the license rights to technology in the research and development stage are expensed as incurred.

      Research and Development
      ------------------------

      Research and product development costs are expensed as incurred.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

      Accounting for Income Taxes
      ---------------------------

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

      Use of Estimates
      ----------------

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Stock-Based Compensation
      ------------------------

      As described in note 8, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the amount an individual must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant.

      Equity Security Transactions
      ----------------------------

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

      Concentration of Credit Risks
      -----------------------------

      The company invests its excess cash in deposits with major U.S. financial institutions, money market funds, U.S. Government obligations and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses.

      Pro-Forma Net Loss Per Share
      ----------------------------

      For periods subsequent to the Company's IPO, pro-forma net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the respective periods.

      Pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998, for periods prior to the Company's IPO, all common stock issued during the periods prior to the IPO for nominal consideration are to be included in the calculation of pro-forma basic net loss per share as if they were outstanding for all periods presented. Similarly, common stock and potential common stock issued during the periods prior to the IPO for nominal consideration have been included in the calculation of pro-forma diluted net loss per share, even though anti-dilutive, as if outstanding for all periods presented. In accordance with the SAB, all prior year per share data has been restated to reflect this new guidance. The calculation of shares used in computing pro-forma basic and diluted net loss per share also included all series of mandatorily redeemable convertible preferred stock, assuming conversion into shares of common stock (using the if-converted method) from their respective original dates of issuance.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was adopted by the Company on December 31, 1997. In accordance with the pronouncement, all prior year earnings per share data has been restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes potentially dilutive securities, including stock options, and is calculated by dividing income
      (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if convertible securities, stock options and potentially dilutive securities were converted into common stock resulting in the issuance of common stock.

      The following table sets forth the calculation of the total number of shares used in the computation of pro-forma net loss per share, basic and diluted for the years ended December 31, 1995, 1996 and 1997:

                                                 1995         1996       1997
                                              ----------  ----------   ---------
      Pro-forma weighted average common
        shares outstanding - shares used in
        computing pro-forma basic net loss
        per share ...........................  3,354,371   6,572,104   8,291,167
       Shares assumed to be outstanding
        related to stock options granted
        for nominal consideration ...........    110,000      55,000        --
                                              ----------  ----------   ---------
      Shares used in computing pro-forma
        diluted net loss per share ..........  3,464,371   6,627,104   8,291,167
                                              ----------  ----------   ---------
      Pro-forma net loss per share:
           Basic ............................ $    (1.57) $    (0.90)  $  (1.04)
                                              ==========  ==========   =========
           Diluted .......................... $    (1.52) $    (0.89)  $  (1.04)
                                              ==========  ==========   =========

      Options to purchase 725,954 shares of common stock at prices ranging from $0.20 to $13.50 per share were outstanding at December 31, 1997 but were not included in the

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

      computation of pro-forma net loss per share because the effect would have been antidilutive for the periods presented. These options expire through 2007.

      New Accounting Pronouncement
      ----------------------------

      Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 becomes effective for the Company's fiscal year 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement. SFAS 130 does not require a specific format for the financial statements in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company believes the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

(3)   EQUIPMENT

      Equipment consists of the following at December 31, 1996 and 1997:

                                               1996      1997
                                            --------   ---------
      Computer and office equipment .....   $ 75,259   $ 153,446
      Less accumulated depreciation .....     18,763      50,139
                                            --------   ---------
                                            $ 56,496   $ 103,307
                                            ========   =========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(4)   ACCRUED EXPENSES

      Accrued expenses consist of the following at December 31, 1996 and 1997:

                                                 1996          1997
                                              ----------   -----------
      Contracted development costs ........   $  376,151   $ 1,085,640
      Professional and consulting fees ....      228,452       510,800
      Payroll and related costs ...........       83,750       244,167
      Miscellaneous taxes .................       46,000        17,102
      Royalties ...........................       12,500        12,500
      Other ...............................       52,072        35,771
                                              ----------   -----------
                                              $  798,925   $ 1,905,980
                                              ==========   ===========

(5)   MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company completed the sale of its Series A, Series B and Series C mandatorily redeemable convertible preferred stock ("Series A, Series B and Series C", respectively) in 1992, 1993 and 1995 at per share prices of $1.00, $1.675 and $2.00, respectively (see note 10 regarding certain
      Series A shares issued in connection with the acquisition of certain technology). Aggregate net cash proceeds from such equity transactions totaled $13,508,273 ($16,532,960 after conversion of promissory notes and accrued interest to preferred stock).

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

(6)   LINE OF CREDIT

      On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000,000, which was met at December 31, 1997. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at December 31, 1997.

(7)   STOCKHOLDERS' EQUITY

      On April 10, 1996, the Company effected a one-for-two reverse stock split of all outstanding shares of common stock including shares issuable under any stock option plan. All common share, per share and pro-forma amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this reverse stock split.

      On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at $10 per share. Net proceeds to the Company after underwriting fees and all related expenses were $18,026,905.

      On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds for the offering after underwriting fees and all related expenses was $11,562,411.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(8)   STOCK OPTION PLANS

      The Company has three stock-based compensation plans (the "Plans") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Company continues to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options issued at exercise prices equal to the fair market value on the measurement date.

      Deferred compensation of $43,250 and $426,000 was recorded in 1995 and 1996, respectively, for options granted prior to the Company's initial public offering where the estimated fair market value of the Company's stock on the measurement date exceeded the exercise price of such options. Such deferred compensation ($23,067 in 1995 and $150,358 in 1996) is being amortized to compensation expense in the accompanying consolidated statements of operations over the respective vesting periods of such grants.

      The 1992 Stock Option Plan, as amended, (the "1992 Plan") provided for the granting of incentive and nonstatutory options to directors, employees and consultants to purchase up to 121,228 shares, which was increased to 300,000 and 425,000 in 1993 and 1995, respectively, and reduced to 291,000 in 1996, of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Such options are exercisable for a period of 10 years and generally vest over a four year period. All such 291,000 options available under the 1992 Plan were granted by March 31, 1996.

      The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 750,000 options of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonstatutory options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of 10 years and generally vest over a four year period, which may be accelerated for certain grants in certain circumstances.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(8)   STOCK OPTION PLANS, CONT.

      In March 1996, the Board of Directors approved a nonqualified plan for the issuance of stock options to non-employee directors under the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). Under this plan, 109,000 shares, which was increased to 300,000 on May 8, 1997, of common stock are reserved for issuance at an exercise price equal to the fair market value on the date of grant. Such options vest 20% per annum commencing one year from the grant date. During 1996, total options granted exceeded the shares available for grant. The fair market value of the Company's stock on the date of shareholder approval exceeded the exercise price of such options on the date of grant and, accordingly, deferred compensation of $141,750 was recorded in 1997. Such deferred compensation is being amortized to compensation expense in the accompanying consolidated statements of operations over the respective vesting period of the grants.

      In May and June of 1996, 11,000 options were granted to employees at an exercise price of $2.00 per share. These grants were not issued under the terms of any of the above Plans. All options granted to employees subsequent to the IPO were granted under the 1996 Plan.

      At December 31, 1997, there were 421,750 shares available for grant under the 1996 Plan and 150,000 under the Non-Employee Director Plan.

      Had the Company determined compensation cost for options granted during 1995, 1996 and 1997 under SFAS 123 based on the fair value at the measurement date, the Company's net loss would have been increased to the pro-forma amounts shown below:

                                          1995          1996           1997
                                      -----------   -----------   -----------
      Net loss:
           As reported ............   $ 5,268,562   $ 5,918,318   $ 8,623,678
           Pro-forma ..............     5,279,737     6,009,817     9,267,320
      Net loss per basic share:
           As reported ............   $      1.57   $      0.90   $      1.04
           Pro-forma ..............          1.57          0.91          1.12
      Net loss per diluted share:
           As reported ............   $      1.52   $      0.89   $      1.04
           Pro-forma ..............          1.52          0.91          1.12

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(8)   STOCK OPTION PLANS, CONT.

      Pro-forma net loss reflects only options granted in 1995, 1996 and 1997. Consequently, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net loss amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro-forma net loss figures above.

      The following is a summary of the activity in the Company's stock option plans:

                                                             Exercise price
                                                Shares         per share
                                               --------      --------------
      January 10, 1992 (inception) .......         --        $    --
         Granted .........................       63,125          0.20
                                               --------
      Balance, December 31, 1992 .........       63,125          0.20
         Granted .........................       36,836          0.20
                                               --------
      Balance, December 31, 1993 .........       99,961          0.20
         Granted .........................       56,750        0.20-0.335
         Exercised .......................      (75,969)         0.20
                                               --------
      Balance, December 31, 1994 .........       80,742        0.20-0.335
         Granted .........................      178,000        0.335-1.20
         Exercised .......................      (25,242)         0.20
                                               --------
      Balance, December 31, 1995 .........      233,500        0.20-1.20
         Granted .........................      200,500        2.00-10.00
         Exercised .......................      (23,750)       0.20-0.335
                                               --------
      Balance, December 31, 1996 .........      410,250        0.20-10.00
         Granted .........................      348,750        9.00-13.50
         Exercised .......................      (32,046)       0.20-2.00
         Cancelled .......................       (1,000)       0.335-1.20
                                               --------
      Balance, December 31, 1997 .........      725,954      $ 0.20-13.50
                                               ========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(8)   STOCK OPTION PLANS, CONT.

      As of December 31, 1997, the Plans had the following options outstanding and exercisable by price range as follows:

                                Outstanding                  Exercisable
                     --------------------------------    ---------------------
                                 Weighted     Weighted               Weighted
                                  average     average                 average
         Range of                remaining    exercise               exercise
         exercise    Number of  contractual   price per  Number of   price per
          prices       shares     life        share       shares      share
       ------------  --------  -----------  ----------   ---------  ----------
       $0.20 - 2.00   247,704   7.66 years    $  1.01    128,299      $ 0.68
        9.00 -13.50   478,250   9.19 years      10.17     62,875       10.06

      The weighted average fair values of stock options granted during 1995, 1996 and 1997 were $0.79, $7.00 and $5.93 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following assumptions:

                                      1995      1996      1997
                                      ----      ----      ----
      Expected life in years .......    7         7         5
      Risk-free interest rate ......   6.5%      7.5%      6.25%
      Volatility ...................   60%       60%       60%
      Dividend yield ...............    0%        0%        0%

(9)   INCOME TAXES

      At December 31, 1997, the Company had available net operating loss ("NOL") carryforwards of approximately $23,200,000 and $3,000,000 for Federal and state income tax reporting purposes, respectively, which are available to offset future Federal and state taxable income, if any, through 2012 and 2000, respectively. The Company also has research and development tax credit carryforwards of approximately $206,000 for Federal income tax reporting purposes which are available to reduce Federal income taxes, if any, through 2012.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(9)   INCOME TAXES, CONT.

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

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1996 and 1997 are presented below:

                                                          1996           1997
                                                      -----------    -----------
      Deferred tax assets:
          Capitalized start-up costs ..............  $ 1,557,864    $   931,440
          Net operating loss carryforwards ........    5,669,500      8,077,526
          Tax credit carryforward .................      130,771        206,309
          Accrued expenses ........................      151,743        170,149
                                                     -----------    -----------
               Total gross deferred tax assets ....    7,509,878    $ 9,385,424
          Less valuation allowance ................   (7,505,124)    (9,383,480)
                                                     -----------    -----------
                   Total deferred tax assets ......  $     4,754          1,944
      Deferred tax liability:
          Depreciation ............................       (4,754)        (1,944)
                                                     -----------    -----------
               Total gross deferred tax liability..       (4,754)        (1,944)
                                                     -----------    -----------
               Net deferred taxes .................  $      --      $      --
                                                     ===========    ===========

      The net change in the total valuation allowance for the years ended December 31, 1996 and 1997 were increases of approximately $2,963,000 and $1,878,000 respectively, related primarily to additional net operating losses incurred by the Company.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(10)  TECHNOLOGY LICENSE

      At the time of its formation in 1992, the Company entered into an agreement with the Research Foundation of the State University of New York
      - Stony Brook ("SUNY") whereby the Company received an option to acquire a certain technology license. In return for this option, the Company issued to another party (which had previously licensed the technology from SUNY) 498,000 shares of Series A mandatorily redeemable convertible preferred stock at an issuance price of $1.00 per share and issued SUNY 54,552 shares of common stock. In November 1992, the Company issued an additional 24,396 shares of common stock to SUNY in accordance with the terms of the technology license in order to maintain SUNY's ownership at 5% (which requirement ceased upon the Company having raised $3,000,000 of financing). The Company recorded a $513,789 charge to research and development expense in the 1992 consolidated statement of operations in connection with these common and preferred stock issuances.

      The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company paid annual royalties of $50,000 in 1995, 1996 and 1997.

      In addition, the Company is required to reimburse SUNY for certain patent related costs and to support certain additional research efforts.

(11)  COMMITMENTS AND CONTINGENCIES

      In January 1995, the Company entered into an exclusive supply agreement with a vendor to purchase a principal raw material component required for its product that is currently under development. This supply agreement expires in January 2000 with automatic two-year renewal periods. There are no minimum purchase commitments applicable to such agreement.

      In April 1995, the Company entered into a manufacturing agreement for the manufacture of Periostat(R). Under the terms of this agreement, the Company is obligated to annual minimum purchase commitments with such vendor for three years following the date of initial product launch, as defined.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements, Continued


(11)  COMMITMENTS AND CONTINGENCIES, CONT.

      The Company maintains various operating leases, primarily for office space. As of December 31, 1997, future minimum rent payments under noncancellable leases are as follows:

                            1998......   $  57,672
                            1999......      48,672
                            2000......      48,672
                                         ---------
                            Total.....   $ 155,016
                                         =========

      Rent expense for the years ended December 31, 1995, 1996 and 1997 totaled $58,259, $63,368 and $69,828, respectively.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)  401(K) SALARY REDUCTION PLAN

      In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1995, 1996 or 1997 in accordance with the terms of the 401(k) Plan.

(13)  CONTRACT RESEARCH AGREEMENT

      In September 1994, the Company entered into a contract research agreement with another research company to provide certain clinical monitoring, data management, statistical analysis and regulatory services on behalf of the Company. The Company is billed by the research company as research services are performed. Costs incurred under this agreement aggregated approximately $1,679,000, $1,766,000, $1,030,000 and $5,104,000 for the
      years ended December 31, 1995, 1996, 1997 and the period from January 10, 1992 (inception) to December 31, 1997, respectively.