Form 10-Q
period 1998-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 1998-05-04
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                    --------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                             Commission File Number
                                     0-28308


                        CollaGenex Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


         Delaware                                          52-1758016
---------------------------------                -------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


301 South State Street, Newtown, PA                                     18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (215) 579-7388
                                                     --------------


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X       No:
    -----        -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

                 Class                             Number of Shares
     ---------------------------                   ----------------
     Common Stock $.01 par value                      8,569,454



                           COLLAGENEX PHARMACEUTICALS, INC.
                                    AND SUBSIDIARY
                           (A Development Stage Enterprise)

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         December 31, 1997 and March 31, 1998



                                                             December 31,   March 31,
                                                                 1997          1998
                                                             ------------   ---------
                                                                           (unaudited)
                                                               (in thousands except
                                                                   share amounts)
ASSETS
Current assets:
   Cash and cash equivalents ..............................    $ 16,379      $ 16,214
   Short-term investments .................................       6,392         4,193
   Interest receivable ....................................          88            73
   Prepaid expenses .......................................         190           252
                                                               --------      --------
        Total current assets ..............................      23,049        20,732
Equipment, net ............................................         103           103
Other assets ..............................................          13            13
                                                               --------      --------
        Total assets ......................................    $ 23,165      $ 20,848
                                                               ========      ========

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................    $    551      $    394
   Accrued expenses .......................................       1,906         1,818
                                                               --------      --------
        Total current liabilities .........................       2,457         2,212
                                                               --------      --------

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding ..............        --            --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized; 8,567,579 and 8,569,454 shares issued
     and outstanding in 1997 and 1998, respectively .......          86            86
   Additional paid-in capital .............................      47,298        47,302
   Deferred compensation ..................................        (313)         (282)
   Deficit accumulated during the development stage .......     (26,363)      (28,470)
                                                               --------      --------
        Stockholders' equity ..............................      20,708        18,636
                                                               --------      --------
Commitments and contingencies
        Total liabilities and stockholders' equity ........    $ 23,165      $ 20,848
                                                               ========      ========

  See accompanying notes to unaudited condensed consolidated financial statements.



                           COLLAGENEX PHARMACEUTICALS, INC.
                                    AND SUBSIDIARY
                           (A Development Stage Enterprise)

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1998 and for
            the period from January 10, 1992 (inception) to March 31, 1998
                                      (Unaudited)

                                                                        For the Period
                                         Three Months Ended March 31,    from 1/10/92
                                        ------------------------------  (inception) to
                                            1997               1998         3/31/98
                                        -----------        -----------   -------------
                                             (in thousands, except share amounts)
Revenues:
   License revenues .................   $      --          $      --      $       725
   Contract revenues ................          --                    3             12
                                        -----------        -----------    -----------
     Total revenues .................          --                    3            737
                                        -----------        -----------    -----------
Operating expenses incurred in the
     development stage:
   Research and development .........           693                999         18,362
   General and administrative .......           968              1,415         13,205
                                        -----------        -----------    -----------
      Total operating expenses ......         1,661              2,414         31,567
                                        -----------        -----------    -----------
         Loss from operations .......         1,661              2,411         30,830
Other income (expense):
   Interest income ..................           236                304          2,505
Other expense .......................          --                 --             (144)
                                        -----------        -----------    -----------
       Net loss .....................   $    (1,425)       $    (2,107)   $   (28,469)
                                        ===========        ===========    ===========
Accretion of undeclared dividends
  attributable to mandatorily
  redeemable convertible preferred
  stock .............................          --                 --            2,597
                                        ===========        ===========    ===========

Net loss allocable to common
  stockholders ......................        (1,425)            (2,107)       (31,066)
                                        ===========        ===========    ===========
Net loss per share allocable to
  common stockholders:
   Basic ............................   $     (0.19)       $     (0.25)
   Diluted ..........................         (0.19)             (0.25)
                                        ===========        ===========
Shares used in computing net loss per
  share allocable to common
  stockholders:
   Basic ............................     7,538,572          8,568,162
   Diluted ..........................     7,538,572          8,568,162
                                        ===========        ===========

   See accompanying notes to unaudited condensed consolidated financial statements.



                                    COLLAGENEX PHARMACEUTICALS, INC.
                                             AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31, 1997 and 1998 and for
                     the period from January 10, 1992 (inception) to March 31, 1998
                                              (Unaudited)


                                                                  Three Months Ended     For the Period
                                                                        March 31,         from 1/10/92
                                                                 ---------------------   (inception) to
                                                                    1997       1998         3/31/98
                                                                 ---------   ---------   --------------
                                                                           (in thousands)
Cash flows from operating activities:
   Net loss ................................................     $ (1,425)   $ (2,107)     $(28,469)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Non-cash research and development expense ..........         --          --             514
        Non-cash compensation expense ......................           24          31           329
        Non-cash consulting expense ........................         --          --              15
        Depreciation and amortization expense ..............            6           9            64
        Change in assets and liabilities:
          (Increase) decrease in interest receivable .......          (63)         15           (73)
          Increase in prepaid expenses .....................         (136)        (62)         (252)
          Increase in other assets .........................         --          --             (13)
          Increase (decrease) in accounts payable ..........          268        (157)          394
          Increase (decrease) in accrued expenses ..........           88         (88)        1,818
                                                                 --------    --------      --------
Net cash used in operating activities ......................       (1,238)     (2,359)      (25,673)
                                                                 --------    --------      --------
Cash flows from investing activities:
   Organizational costs ....................................         --          --              (5)
   Capital expenditures ....................................          (18)         (9)         (162)
   Purchase of short-term investments (available for
     sale) .................................................       (4,450)     (1,000)      (36,717)
   Proceeds from the sale of short-term investments
     (available for sale) ..................................        4,544       3,199        32,524
                                                                 --------    --------      --------
Net cash provided by (used in) investing activities ........           76       2,190        (4,360)
                                                                 --------    --------      --------

(Continued)



                                    COLLAGENEX PHARMACEUTICALS, INC.
                                             AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31, 1997 and 1998 and for
                     the period from January 10, 1992 (inception) to March 31, 1998
                                              (Unaudited)


(Continued from preceding page)


                                                                  Three Months Ended     For the Period
                                                                        March 31,         from 1/10/92
                                                                 ---------------------   (inception) to
                                                                    1997       1998         3/31/98
                                                                 ---------   ---------   --------------
                                                                           (in thousands)
Cash flows from financing activities:
   Proceeds from issuance of preferred stock ...............         --          --          13,508
   Proceeds from issuance of common stock ..................            4           4        29,714
   Proceeds from issuance of promissory notes ..............         --          --           3,150
   Repayment of promissory note ............................         --          --            (125)
                                                                 --------    --------      --------
Net cash provided by financing activities ..................            4           4        46,247
                                                                 --------    --------      --------
Net increase (decrease) in cash and cash equivalents .......       (1,158)       (165)       16,214
Cash and cash equivalents at beginning of period ...........        9,848      16,379          --
                                                                 --------    --------      --------
Cash and cash equivalents at end of period .................     $  8,690    $ 16,214      $ 16,214
                                                                 ========    ========      ========

Supplemental disclosure of cash flows information:
   Cash paid for interest ..................................     $   --      $   --        $     23
                                                                 ========    ========      ========
Supplemental schedule of non-cash financing activities:
   Conversion of mandatorily redeemable convertible
     preferred stock to common stock .......................     $   --      $   --        $ 19,628
                                                                 ========    ========      ========
   Accretion of undeclared dividends attributable
     to mandatorily redeemable convertible preferred
     stock .................................................     $   --      $   --        $  2,597
                                                                 ========    ========      ========
Conversion of promissory notes to preferred stock ..........     $   --      $   --        $  2,904
                                                                 ========    ========      ========
Deferred compensation ......................................     $   --      $   --        $    611
                                                                 ========    ========      ========
Preferred stock issued in connection with technology
   license agreements ......................................     $   --      $   --        $    498
                                                                 ========    ========      ========

   See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1998
                                   (Unaudited)

(1)   Basis of Presentation
---------------------------

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and footnotes.

      The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.). All intercompany accounts and transactions have been eliminated.

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1998, its results of operations for the three months ended March 31, 1997 and 1998 and for the period January 10, 1992 (inception) to March 31, 1998, and its cash flows for the three months ended March 31, 1997 and 1998 and for the period January 10, 1992 (inception) to March 31, 1998. Interim results are not necessarily indicative of results anticipated for the full fiscal year.


(2)   New Accounting Pronouncements
-----------------------------------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items such as foreign currency translation adjustments and gains and losses on certain securities, be shown as a component of comprehensive income in a financial statement. The adoption of SFAS 130 had no effect on the Company's unaudited condensed consolidated financial statements contained herein, as the Company had no items of comprehensive income during any period presented therein.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1998
                                   (Unaudited)
                                   (Continued)


      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was adopted by the Company on December 31, 1997. In accordance with SFAS 128, all earnings per share data for periods prior to adoption should be restated to conform to the new standard. There was no change in the previously reported net loss per share for the three months ended March 31, 1997 as computed under SFAS 128.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

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

      Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company anticipates that it will significantly increase the number of its employees over the next several years, primarily in general and administrative areas, following regulatory approval of Periostat(R), the Company's lead drug for the treatment of periodontal disease. There can be no assurance, however, that the Company will obtain such regulatory approval on a timely basis, if at all.

      The Company has incurred losses each year since inception and had an accumulated deficit of $28.5 million at March 31, 1998. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

      Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of developing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining United States Food & Drug Administration (the "FDA") and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations
---------------------

      From its founding through March 31, 1998, the Company had no revenues from sales of its own products. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, insurance, facilities and general office expenses. The Company anticipates that general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales and marketing.

      For the three months ended March 31, 1998, the Company earned $3,000 in contract revenues. There were no contract revenues for the three months ended March 31, 1997.

      Research and development expenses for the three months ended March 31, 1998 were $1.0 million compared to $0.7 million for the three months ended March 31, 1997. This increase resulted primarily from additional costs associated with the Company's amendment to its new drug application (the "NDA") for Periostat submitted to the FDA in March 1998 and a Phase 3b clinical trial initiated during the three month period ended March 31, 1998. The Company anticipates that the results from such clinical trial, if favorable, will be used to support marketing activities for Periostat following regulatory approval. There can be no assurance that the Company will obtain such approval on a timely basis, if at all.

      General and administrative expenses for the three months ended March 31, 1998 were $1.4 million compared to $1.0 million for the three months ended March 31, 1997. This increase was primarily due to the Company's pre-launch marketing activities related to Periostat and sales and marketing efforts related to certain contractual marketing arrangements entered into during 1997.

      Interest income increased to $0.3 million during the three months ended March 31, 1998 compared to $0.2 million for the three months ended March 31, 1997. This increase was due to higher balances in cash and short-term investments as a result of the Company's follow-on public offering of Common Stock in April 1997.


Liquidity and Capital Resources
-------------------------------

      Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $20.4 million, a decrease of $2.4 million from the $22.8 million balance at December 31, 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $18.5 million at March 31, 1998 reflected a decrease of $2.1 million in working capital as of December 31, 1997.

      The Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at March 31, 1998. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at March 31, 1998.

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

                           PART II. OTHER INFORMATION


Item 5.   Other Information
---------------------------

      NEW DRUG APPLICATION

      On January 28, 1998, the Company announced that it had received its second action letter from the FDA regarding the NDA. In such letter, and in subsequent discussions with the Company, the FDA raised new issues about the NDA. At a meeting with the FDA in March 1998, the Company addressed these issues and provided a review of summary clinical results from its recently completed scaling and root planing (SRP) trial. The FDA and the Company then agreed that the Company would seek a claim for Periostat based on the submission of a NDA amendment containing the results from this trial. On March 31, 1998, the Company announced that it had completed its submission of such amendment to the FDA. The FDA has committed to review the amendment within six months of such submission. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, if at all. Failure to obtain FDA approval of a NDA for Periostat would have a material adverse effect on the Company's business, financial condition and results of operations.

      METASTAT(TM) CLINICAL STUDIES

      In January 1998, the Company initiated Phase I clinical trials with respect to its lead cancer compound Metastat. Such studies are being sponsored by the National Cancer Institute (the "NCI") pursuant to the Company's collaboration agreement with the NCI.


Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

(a)   Exhibits

      27 - Financial Data Schedule

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter to which this report on Form 10-Q relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.



Date: May 1, 1998                   By:  /s/ Brian M. Gallagher, Ph.D.
                                         -------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 1, 1998                   By:  /s/Nancy C. Broadbent
                                         -------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)