Form 10-Q
period 1998-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 1998-08-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  52-1758016
----------------------------------------        ----------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

301 South State Street, Newtown, PA                         18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (215) 579-7388
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
Yes: X  No:
    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

                   Class                                 Number of Shares
        ---------------------------                      ----------------
        Common Stock $.01 par value                          8,585,329

                                                 COLLAGENEX PHARMACEUTICALS, INC.
                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31, 1997 and June 30, 1998



                                                                                     December 31,    June 30,
                                                                                         1997          1998
                                                                                     -----------   -----------
                                                                                                   (unaudited)
                                                                                       (in thousands except
                                                                                           share amounts)
ASSETS
------
Current assets:
     Cash and cash equivalents ............................................             $ 16,379   $ 14,620
     Short-term investments ...............................................                6,392      3,496
     Interest receivable ..................................................                   88         66
     Prepaid expenses .....................................................                  190        453
                                                                                        --------   --------
           Total current assets ...........................................               23,049     18,635
Equipment, net ............................................................                  103         98
Other assets ..............................................................                   13         13
                                                                                        --------   --------
           Total assets ...................................................             $ 23,165   $ 18,746
                                                                                        ========   ========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable .....................................................             $    551   $    793
     Accrued expenses .....................................................                1,906      1,794
                                                                                        --------   --------
           Total current liabilities ......................................                2,457      2,587
                                                                                        --------   --------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; none issued and outstanding ............................                 --         --
     Common stock, $0.01 par value; 25,000,000 shares
       authorized; 8,567,579 and 8,585,329 shares issued
       and outstanding in 1997 and 1998, respectively .....................                   86         86
     Additional paid-in capital ...........................................               47,298     47,313
     Deferred compensation ................................................                 (313)      (252)
     Deficit accumulated during the development stage .....................              (26,363)   (30,988)
                                                                                        --------   --------
           Stockholders' equity ...........................................               20,708     16,159
                                                                                        --------   --------
Commitments and contingencies
           Total liabilities and stockholders' equity .....................             $ 23,165   $ 18,746
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


                                                 COLLAGENEX PHARMACEUTICALS, INC.
                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the Three Months and Six Months Ended June 30, 1997 and 1998
                               and for the period from January 10, 1992 (inception) to June 30, 1998
                                                            (Unaudited)


                                                                                                              For the Period
                                                                                                               from 1/10/92
                                                 Three Months Ended June 30,    Six Months Ended June 30,     (inception) to
                                                    1997          1998           1997         1998                   6/30/98
                                                           (in thousands, except share and per share amounts)
Revenues:

    License revenues ......................... $     300       $      --      $     300       $        --         $   725
    Contract revenues ........................        --               4             --                 7              16

                                               ---------       ---------       ---------       ----------         -------
       Total revenues ........................       300               4            300                 7             741
                                               ---------       ---------       ---------       ----------         -------
Operating expenses incurred in the
       development stage:
    Research and development ...............       1,379           1,397           2,072            2,396          19,759
    General and administrative .............       1,385           1,397           2,353            2,811          14,602
                                               ---------       ---------       ---------       ----------         -------
         Total operating expenses ..........       2,764           2,794           4,425            5,207          34,361
                                               ---------       ---------       ---------       ----------         -------
              Loss from operations .........       2,464           2,790           4,125            5,200          33,620
Other income (expense):
    Interest income ........................         382             271             618              574           2,776
    Interest expense .......................          --              --              --               --            (144)
                                               ---------       ---------       ---------       ----------         -------
          Net loss .........................      (2,082)         (2,519)         (3,507)          (4,626)        (30,988)
                                               =========       =========       =========       ==========         =======
Accretion of undeclared dividends
   attributable to mandatorily redeem-
   able convertible preferred stock ........          --              --              --               --           2,597
                                               =========       =========       =========       ==========         =======
Net loss allocable to common
   stockholders ............................  $   (2,082)     $   (2,519)     $   (3,507)     $    (4,626)       $(33,585)
                                               =========       =========       =========       ==========         =======
Net loss per share allocable to common
   stockholders:
    Basic ..................................  $    (0.24)     $    (0.29)     $    (0.44)     $    (0.54)
    Diluted ................................       (0.24)          (0.29)          (0.44)          (0.54)
                                               =========       =========       =========       ==========
Shares used in computing net loss per share
allocable to common stockholders:
    Basic ..................................   8,521,601       8,574,115       8,030,087       8,571,139
    Diluted ................................   8,521,601       8,574,115       8,030,087       8,571,139
                                               =========       =========       =========       =========


                         See accompanying notes to unaudited condensed consolidated financial statements.


                                                 COLLAGENEX PHARMACEUTICALS, INC.
                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1997 and 1998
                               and for the period from January 10, 1992 (inception) to June 30, 1998
                                                            (Unaudited)


                                                                                                            For the Period from
                                                                               Six Months Ended                 from 1/10/92
                                                                                   June 30,                   (inception) to
                                                                     -------------------------------              6/30/98
                                                                          1997               1998           -------------------
                                                                     -----------         -----------
                                                                                       (in thousands)
Cash flows from operating activities:
   Net loss ......................................................   $   (3,507)         $   (4,626)          $  (30,988)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash research and development expense .................           --                  --                  514
       Non-cash compensation expense .............................           49                  61                  358
       Non-cash consulting expense ...............................           --                  --                   15
       Depreciation and amortization expense .....................           16                  18                   73
       Change in assets and liabilities:
           (Increase) decrease in interest receivable ............          (97)                 22                  (66)
           Increase in prepaid expenses ..........................          (24)               (263)                (453)
           Increase in other assets ..............................           --                  --                  (13)
           Increase in accounts payable ..........................          421                 242                  793
           Increase (decrease) in accrued expenses ...............          636                (112)               1,794
                                                                     ----------          ----------           ----------
Net cash used in operating activities ............................       (2,506)             (4,658)             (27,973)
                                                                     ----------          ----------           ----------
Cash flows from investing activities:
   Organizational costs ..........................................           --                  --                   (5)
   Capital expenditures ..........................................          (43)                (13)                (166)
   Purchase of short-term investments (available for
     sale) .......................................................      (15,587)             (2,493)             (38,210)
   Proceeds from the sale of short-term investments
     (available for sale) ........................................       11,351               5,389               34,714
                                                                     ----------          ----------           ----------
Net cash provided by (used in) investing activities ..............       (4,279)              2,883               (3,667)
                                                                     ----------          ----------           ----------
(Continued)
                         See accompanying notes to unaudited condensed consolidated financial statements.



                                                 COLLAGENEX PHARMACEUTICALS, INC.
                                                          AND SUBSIDIARY
                                                 (A Development Stage Enterprise)

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1997 and 1998
                               and for the period from January 10, 1992 (inception) to June 30, 1998
                                                            (Unaudited)

(Continued from preceding page)


                                                                                                            For the Period from
                                                                               Six Months Ended                 from 1/10/92
                                                                                   June 30,                   (inception) to
                                                                     -------------------------------              6/30/98
                                                                          1997               1998           -------------------
                                                                     -----------         -----------
                                                                                       (in thousands)
Cash flows from financing activities:
   Proceeds from issuance of preferred stock....................            --                 --                 13,508
   Proceeds from issuance of common stock.......................        11,610                 16                 29,727
   Proceeds from issuance of promissory notes...................            --                 --                  3,150
   Repayment of promissory note.................................            --                 --                   (125)
                                                                     ---------          ---------            -----------
Net cash provided by financing activities.......................        11,610                 16                 46,260
                                                                     ---------          ---------            -----------
Net increase (decrease) in cash and cash equivalents............         4,825             (1,759)                14,620
Cash and cash equivalents at beginning of period................         9,848             16,379                     --
                                                                     ---------          ---------            -----------
Cash and cash equivalents at end of period......................     $  14,673          $  14,620            $    14,620
                                                                     =========          =========            ===========
Supplemental disclosure of cash flows information:
   Cash paid for interest.......................................     $      --          $      --            $        23
                                                                     =========          =========            ===========
Supplemental schedule of non-cash financing activities:
   Conversion of mandatorily redeemable convertible preferred
     stock to common stock......................................     $      --          $      --            $    19,628
                                                                     =========          =========            ===========
   Accretion of undeclared dividends attributable
     to mandatorily redeemable convertible preferred
     stock......................................................     $      --          $      --            $     2,597
                                                                     =========          =========            ===========
Conversion of promissory notes to preferred stock...............     $      --          $      --            $     2,904
                                                                     =========          =========            ===========
Deferred compensation...........................................     $      --          $      --            $       611
                                                                     =========          =========            ===========
Preferred stock issued in connection with technology license
   agreements...................................................     $      --          $      --            $       498
                                                                     =========          =========            ===========

                         See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1998
                                   (Unaudited)

(1)      Basis of Presentation
---      ---------------------

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and footnotes.

         The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.). All intercompany accounts and transactions have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1997 and 1998 and for the period January 10, 1992 (inception) to June 30, 1998, and its cash flows for the six months ended June 30, 1997 and 1998 and for the period January 10, 1992 (inception) to June 30, 1998. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

(2)      New Accounting Pronouncements
---      -----------------------------

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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1998
                                   (Unaudited)
                                   (Continued)


         Statement of Financial  Accounting  Standards  No. 128,  "Earnings  Per
Share" ("SFAS 128"), was adopted by the Company on December 31, 1997. In accordance with SFAS 128, all earnings per share data for periods prior to adoption should be restated to conform to the new standard. There was no change in the previously reported net loss per share for the three months and six months ended June 30, 1997 as computed under SFAS 128.

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

         The Company has incurred losses each year since inception and had an accumulated deficit of $31.0 million at June 30, 1998. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

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

Results of Operations
---------------------

         From its founding through June 30, 1998, the Company had no revenues from sales of its own products. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, insurance, facilities and general office expenses. The Company anticipates that general and administrative expenses will increase during the next several years due to the expansion of its commercial infrastructure, primarily in sales and marketing.

         The Company earned $7,000 and $4,000 in contract revenues for the six months and the three months ended June 30, 1998, respectively, and did not recognize contract revenues in either of the comparable year earlier periods. The Company earned no licensing revenue in either of the six month or three month periods ending June 30, 1998, respectively, as compared to an aggregate of $300,000 for the comparable year earlier periods. Licensing revenues achieved in 1997 were attributable to the Company's licensing arrangements with Boehringer Mannheim Italia.

         Research and development expenses increased $324,000, or 15.6%, and $18,000, or 1.3%, respectively, for the six months and three months ended June 30, 1998, over the comparable year earlier periods. Such increases resulted primarily from expenses relating to the initiation of certain pre-clinical studies for Nephrostat(TM), the Company's compound for the treatment of diabetic complications, additional costs associated with the Company's amendment to its new drug application (the "NDA") for Periostat submitted to the FDA in March 1998 and a Phase 3b clinical trial initiated during the first quarter of 1998. The Company anticipates that the results from such clinical trial, if favorable, will be used to support marketing activities for Periostat following regulatory approval. There can be no assurance that the Company will obtain such approval on a timely basis, if at all.

         General and administrative expenses increased $458,000, or 19.5%, and $12,000, or 0.9%, respectively, for the six months and three months ended June 30, 1998, over the comparable year earlier periods. Such increases were primarily due to the Company's pre-launch marketing activities related to Periostat and sales and marketing efforts related to certain contractual marketing arrangements entered into during 1997, offset in part by the reversal of certain accruals for marketing expenses.

         Interest income decreased $44,000, or 7.1%, and $111,000, or 29.1%, respectively, for the six months and three months ended June 30, 1998, over the comparable year earlier periods. Such decreases were due to lower balances in cash and short-term investments as a result of normal operating activities since the Company's follow-on public offering of Common Stock in April 1997.

Liquidity and Capital Resources
-------------------------------

         Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $18.1 million, a decrease of $4.7 million from the $22.8 million balance at December 31, 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $16.0 million at June 30, 1998 reflected a decrease of $4.6 million in working capital from December 31, 1997.

         The Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at June 30, 1998. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at June 30, 1998.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         The Annual meeting of Shareholders of the Company (the "Meeting") was held on May 11, 1998.

         There were present at the Meeting in person or by proxy shareholders holding an aggregate of 7,723,741 shares of Common Stock. The results of the vote taken at such Meeting with respect to each nominee for director were as follows:

        Common Stock Nominees                    For                  Withheld
        ---------------------                    ---                 --------
Helmer P.K. Agersborg, Ph.D.              6,920,016 Shares        803,725 Shares
Brian M. Gallagher, Ph.D.                 6,920,016 Shares        803,725 Shares
Peter R. Barnett, D.M.D.                  6,920,016 Shares        803,725 Shares
Robert J. Easton                          6,920,016 Shares        803,725 Shares
James E. Daverman                         6,920,016 Shares        803,725 Shares
Stephen W. Ritterbush, Ph.D.              6,920,016 Shares        803,725 Shares
Pieter J. Schiller                        6,920,016 Shares        803,725 Shares
Terence E. Winters, Ph.D.                 6,920,016 Shares        803,725 Shares


         In addition, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998. Of the shares present at the meeting in person or by proxy, 7,715,441 shares of Common Stock were voted in favor of such proposal, 4,250 shares of Common Stock were voted against such proposal and 4,050 shares of Common Stock abstained from voting.

Item 5.  Other Information
-------  -----------------

         New Drug Application

         On January 28, 1998, the Company announced that it had received its second action letter from the FDA regarding the NDA. In such letter, and in subsequent discussions with the Company, the FDA raised new issues about the NDA. At a meeting with the FDA in March 1998, the Company addressed these issues and provided a review of summary clinical results from its recently completed scaling and root planing (SRP) trial. The FDA and the Company then agreed that the Company would seek a claim for Periostat based on the submission of a NDA amendment containing the results from this trial. On March 31, 1998, the Company announced that it had completed its submission of such amendment to the FDA. The FDA has committed to review the amendment within six months of such submission and such review is ongoing. There can be no assurance that the Company's NDA with respect to Periostat will be approved by the FDA on a timely basis, if at all. Failure to obtain FDA approval of a NDA for

Periostat would have a material adverse effect on the Company's business, financial condition and results of operations.

         Research and Development Agreement

         On April 28, 1998, the Company entered into a Research and Development Agreement with Quintiles Scotland Ltd. ("Quintiles") pursuant to which Quintiles will perform certain research and development activities in 1998 with respect to Nephrostat(TM), the Company's compound for the treatment of diabetic complications. The Company expects to incur approximately $1.0 million in research and development expenses in connection with such agreement, which expenses shall be incurred over the remainder of the 1998 fiscal year.

         Evaluation Testing Agreement

         On  May 1,  1998,  the  Company  entered  into  an  Evaluation  Testing
Agreement with the Research Foundation of the State University of New York ("SUNY") pursuant to which SUNY will, over the course of three years, evaluate certain compounds supplied by the Company.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

(a)      Exhibits

         10.1 - Contract between Quintiles Scotland Ltd. and the Company, dated April 28, 1998.

         27     - Financial Data Schedule.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter to which this report on Form 10-Q relates.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CollaGenex Pharmaceuticals, Inc.



Date:    August 14, 1998                By:/s/  Brian M. Gallagher
                                           -----------------------
                                           Brian M. Gallagher, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:    August 14, 1998                By:/s/  Nancy C. Broadbent
                                           -----------------------
                                           Nancy C. Broadbent
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)