Form 10-Q
period 1998-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 1998-11-16
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                          52-1758016
----------------------------                     -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization                          Identification No.)


301 South State Street, Newtown, PA                                     18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code:  (215) 579-7388
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

Yes:   X             No:
    ------              ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

Class Number of Shares                                Common Stock
----------------------                                ------------
  $.01 par value                                        8,587,204


                            COLLAGENEX PHARMACEUTICALS, INC.
                                     AND SUBSIDIARY
                            (A Development Stage Enterprise)

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and September 30, 1998

                                                               December 31,   September 30,
                                                                  1997            1998
                                                               ------------   -------------
                                                                               (unaudited)
                                                                  (in thousands except
                                                                      share amounts)

ASSETS
Current assets:
   Cash and cash equivalents ............................       $ 16,379       $ 11,296
   Short-term investments ...............................          6,392          3,984
   Interest receivable ..................................             88             80
   Prepaid expenses .....................................            190            500
                                                                --------       --------
        Total current assets ............................         23,049         15,860
Equipment, net ..........................................            103            109
Other assets ............................................             13             13
                                                                --------       --------
        Total assets ....................................       $ 23,165       $ 15,982
                                                                ========       ========

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................       $    551       $  1,016
   Accrued expenses .....................................          1,906          2,363
                                                                --------       --------
        Total current liabilities .......................          2,457          3,379
                                                                --------       --------

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding ............           --             --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized; 8,567,579 and 8,587,204 shares issued
     and outstanding in 1997 and 1998, respectively .....             86             86
   Additional paid-in capital ...........................         47,298         47,317
   Deferred compensation ................................           (313)          (222)
   Deficit accumulated during the development stage .....        (26,363)       (34,578)
                                                                --------       --------
        Stockholders' equity ............................         20,708         12,603
                                                                --------       --------
Commitments and contingencies
        Total liabilities and stockholders' equity ......       $ 23,165       $ 15,982
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



                                                COLLAGENEX PHARMACEUTICALS, INC.
                                                         AND SUBSIDIARY
                                                (A Development Stage Enterprise)

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the
                                 Three Months and Nine Months Ended September 30, 1997 and 1998
                           and for the period from January 10, 1992 (inception) to September 30, 1998
                                                          (Unaudited)


                                                            Three Months Ended           Nine Months Ended        For the Period
                                                               September 30                 September 30,          from 1/10/92
                                                       --------------------------    --------------------------   (inception) to
                                                           1997           1998           1997           1998          9/30/98
                                                       -----------    -----------    -----------    -----------    -------------
                                                                    (in thousands, except share and per share amounts)

Revenues:
    License revenues ...............................   $      --      $       400    $       300    $       400    $     1,125
    Contract revenues ..............................          --                1           --                8             17
                                                       -----------    -----------    -----------    -----------    -----------
        Total revenues .............................          --              401            300            408          1,142
                                                       -----------    -----------    -----------    -----------    -----------
Operating expenses incurred in the
        development stage:
    Research and development .......................         1,554          1,801          3,626          4,198         21,560
    General and administrative .....................         1,802          2,419          4,156          5,230         17,021
                                                       -----------    -----------    -----------    -----------    -----------
           Total operating expenses ................         3,356          4,220          7,782          9,428         38,581
                                                       -----------    -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ................................           358            230            976            805          3,006
    Interest expense ...............................          --             --             --             --             (144)
                                                       -----------    -----------    -----------    -----------    -----------
            Net loss ...............................   $    (2,998)   $    (3,589)   $    (6,506)   $    (8,215)   $   (34,577)
                                                       ===========    ===========    ===========    ===========    ===========
Accretion of undeclared dividends
   attributable to mandatorily redeem-
   able convertible preferred stock ................   $      --      $      --      $      --      $      --      $     2,597
                                                       ===========    ===========    ===========    ===========    ===========
Net loss allocable to common
   stockholders ....................................   $    (2,998)   $    (3,589)   $    (6,506)   $    (8,215)   $   (37,174)
                                                       ===========    ===========    ===========    ===========    ===========
Net loss per share allocable to common
    stockholders:
    Basic ..........................................   $     (0.35)   $     (0.42)   $     (0.79)   $     (0.96)
    Diluted ........................................         (0.35)         (0.42)         (0.79)         (0.96)
                                                       ===========    ===========    ===========    ===========
Shares used in computing net loss per share
   allocable to common stockholders:
    Basic ..........................................     8,543,579      8,586,735      8,201,251      8,576,337
    Diluted ........................................     8,543,579      8,586,735      8,201,251      8,576,337
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




                                    COLLAGENEX PHARMACEUTICALS, INC.
                                             AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended September 30, 1997 and 1998 and for
                   the period from January 10, 1992 (inception) to September 30, 1998
                                               (Unaudited)


                                                                    Nine Months Ended       For the Period
                                                                     September  30,          from 1/10/92
                                                                ------------------------    (inception) to
                                                                   1997          1998          9/30/98
                                                                ---------      ---------    --------------
                                                                                (in thousands)

Cash flows from operating activities:
   Net loss ..................................................  $ (6,506)      $ (8,215)      $(34,578)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
        Non-cash research and development expense ............      --             --              514
        Non-cash compensation expense ........................        93             91            389
        Non-cash consulting expense ..........................      --             --               15
        Depreciation and amortization expense ................        26             27             82
        Change in assets and liabilities:
             (Increase) decrease in interest receivable ......      (100)             8            (80)
             Increase in prepaid expenses ....................       (44)          (310)          (500)
             Increase in other assets ........................        (2)          --              (13)
             Increase in accounts payable ....................       492            465          1,016
             Increase in accrued expenses ....................     1,069            457          2,363
                                                                --------       --------       --------
Net cash used in operating activities ........................    (4,972)        (7,477)       (30,792)
                                                                --------       --------       --------
Cash flows from investing activities:
   Organizational costs ......................................      --             --               (5)
   Capital expenditures ......................................       (63)           (33)          (186)
   Purchase of short-term investments (available for
      sale) ..................................................   (18,997)        (3,474)       (39,191)
   Proceeds from the sale of short-term investments
      (available for sale) ...................................    16,718          5,882         35,207
                                                                --------       --------       --------
Net cash provided by (used in) investing activities ..........    (2,342)         2,375         (4,175)
                                                                --------       --------       --------

(Continued)

            See accompanying notes to unaudited condensed consolidated financial statements.




                                    COLLAGENEX PHARMACEUTICALS, INC.
                                             AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended September 30, 1997 and 1998 and for
                   the period from January 10, 1992 (inception) to September 30, 1998
                                               (Unaudited)

(Continued from preceding page)


                                                                    Nine Months Ended       For the Period
                                                                     September  30,          from 1/10/92
                                                                ------------------------    (inception) to
                                                                   1997          1998          9/30/98
                                                                ---------      ---------    --------------
                                                                                (in thousands)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock .................      --             --           13,508
   Proceeds from issuance of common stock ....................    11,567             19         29,730
   Proceeds from issuance of promissory notes ................      --             --            3,150
   Repayment of promissory note ..............................      --             --             (125)
                                                                --------       --------       --------
Net cash provided by financing activities ....................    11,567             19         46,263
                                                                --------       --------       --------
Net increase (decrease) in cash and cash equivalents .........     4,253         (5,083)        11,296
Cash and cash equivalents at beginning of period .............     9,848         16,379           --
                                                                --------       --------       --------
Cash and cash equivalents at end of period ...................  $ 14,101       $ 11,296       $ 11,296
                                                                ========       ========       ========
Supplemental disclosure of cash flows information:
   Cash paid for interest ....................................  $   --         $   --         $     23
                                                                ========       ========       ========
Supplemental schedule of non-cash financing activities:
   Conversion of mandatorily redeemable convertible
     preferred stock to common stock .........................  $   --         $   --         $ 19,628
                                                                ========       ========       ========
   Accretion of undeclared dividends attributable
      to mandatorily redeemable convertible preferred
      stock ..................................................  $   --         $   --         $  2,597
                                                                ========       ========       ========
Conversion of promissory notes to preferred stock ............  $   --         $   --         $  2,904
                                                                ========       ========       ========
Deferred compensation ........................................  $    142       $   --         $    611
                                                                ========       ========       ========
Preferred stock issued in connection with technology
  license agreements .........................................  $   --         $   --         $    498
                                                                ========       ========       ========


            See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1998
                                   (Unaudited)


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

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1997 and 1998 and for the period January 10, 1992 (inception) to September 30, 1998, and its cash flows for the nine months ended September 30, 1997 and 1998 and for the period January 10, 1992 (inception) to September 30, 1998. Interim results are not necessarily indicative of results anticipated for the full fiscal year.


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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1998
                                   (Unaudited)
                                   (Continued)

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was adopted by the Company on December 31, 1997. In accordance with SFAS 128, all earnings per share data for periods prior to adoption should be restated to conform to the new standard. There was no change in the previously reported net loss per share for the three months and nine months ended September 30, 1997 as computed under SFAS 128.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      CollaGenex Pharmaceuticals, Inc. (the "Company") is an emerging pharmaceutical company focused on developing innovative medial therapies for the treatment of diseases involving the destruction of the body's connective tissues. The Company's core technology involves inhibiting the activity of certain enzymes that degrade the connective tissues of the body. The Company's first product, Periostat(R), was approved by the United States Food and Drug Administration (the "FDA") in September 1998 for the treatment of adult periodontitis, which affects approximately 67 million people in the United States and is the leading cause of tooth loss. Periostat is a prescription pharmaceutical capsule indicated as an adjunct to scaling and root planning ("SRP"), the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Periostat will be shipped to wholesalers by mid-November and should be available to patients in the United States no later than December 1, 1998. Substantially all of the Company's expenditures to date have been for pharmaceutical development activities, including the development of Periostat, and general and administrative expenses.

      Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. Following approval from the FDA to market Periostat within the United States, the Company has begun and anticipates that it will continue to significantly increase the number of its employees over the next year, primarily in sales and marketing and general and administrative areas. There can be no assurance, however, that the Company will successfully market Periostat in the United States or elsewhere.

      The Company has incurred losses each year since inception and had an accumulated deficit of $34.6 million at September 30, 1998. The Company expects to continue to incur losses in the foreseeable future from expenditures on sales and marketing, manufacturing, drug development and administrative activities.

      Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment, risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's vendors, suppliers, manufacturers, distributors, marketing partners and certain other parties and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.


RESULTS OF OPERATIONS

      From its founding through September 30, 1998, the Company had no revenues from sales of its own products. The Company expects to have Periostat available by prescription no later than December 1, 1998. Operating expenses consist of research and development expenses and general and administrative expenses. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. General and administrative expenses consist primarily of personnel salaries and benefits, professional and consulting fees, insurance, facilities and general office expenses. Following approval from the FDA in September 1998 to market Periostat within the United States, the Company's sales and marketing expenses have begun to increase and the Company believes that its general and administrative expenses will continue to increase during the next several years due to the expansion of the Company's commercial infrastructure, primarily in sales and marketing.

      The Company earned $8,000 and $1,000 in contract revenues for the nine months and the three months ended September 30, 1998, respectively, and did not recognize contract revenues in either of the comparable year earlier periods. The Company earned an aggregate of $400,000 in licensing revenue during the nine month and three month periods ending September 30, 1998, compared to an aggregate of $300,000 for the nine months ended September 30, 1997. There were no licensing revenues recorded during the three months ended September 30, 1997. Licensing revenues achieved in 1998 were attributable to the Company's licensing arrangement with Laboratoires Pharmascience S.A. ("Laboratoires Pharmascience") executed in July 1998. Licensing revenues achieved in 1997 were attributable to the Company's licensing arrangement with Boehringer Mannheim Italia.

      Research and development expenses increased $572,000, or 15.8%, and $247,000, or 15.9%, respectively, for the nine months and three months ended September 30, 1998, over the comparable year earlier periods. Such increases resulted primarily from expenses relating to a Phase 3b clinical trial for Periostat initiated during the first quarter of 1998, the initiation of certain pre-clinical studies for Nephrostat(R), the Company's compound for the treatment of complications of diabetes, and consulting and product registration fees associated with obtaining regulatory approval for Periostat in the United Kingdom. The Company anticipates that the results from the Phase 3b clinical trial, if favorable, will be used to support marketing activities for Periostat. There can be no assurance that the Company will successfully market Periostat in the future.

      General and administrative expenses increased $1.1 million, or 25.8%, and $617,000, or 34.2%, respectively, for the nine months and three months ended September 30, 1998, over the comparable year earlier periods. Such increases were primarily due to the Company's pre-launch marketing activities related to Periostat and sales and marketing efforts related to certain contractual marketing arrangements entered into during 1997.

      Interest income decreased $171,000, or 17.5%, and $128,000, or 35.8%, respectively, for the nine months and three months ended September 30, 1998, over the comparable year earlier periods. Such decreases were due to lower balances in cash and short-term investments as a result of normal operating activities since the Company's follow-on public offering of Common Stock in April 1997.


LIQUIDITY AND CAPITAL RESOURCES

      Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $15.3 million, a decrease of $7.5 million from the $22.8 million balance at December 31, 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term U.S. Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital of $12.5 million at September 30, 1998 reflected a decrease of $8.1 million in working capital from December 31, 1997.

      The Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at September 30, 1998. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at September 30, 1998.

     The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least 1998. The Company is considering capital raising efforts to satisfy additional working capital requirements. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's sales and marketing activities with respect to Periostat, for which the FDA granted approval to the Company in September 1998 to market within the United States, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.


Year 2000 Compliance

      The Company is presently assessing its state of readiness with respect to the Year 2000 problem. The Company has been informed by the vendor of its internal accounting, management and financial reporting applications that the current version of such software is not presently Year 2000 compliant. In early 1999, the Company expects to install an upgraded version of such software which the vendor has represented is Year 2000 compliant. Management does not anticipate that Year 2000 issues will have a significant impact on its internal accounting, management or financial reporting or result in a significant commitment of resources to resolve potential problems with its systems associated with this event. The Company is also presently conducting inquiries of its outside vendors, suppliers, manufacturers, distributors and marketing partners to assess their respective Year 2000 readiness. Upon completion of the foregoing, the Company will be able to estimate the financial impact, if any, should such parties fail to be Year 2000 compliant. The Company has not developed a contingency plan with respect to Year 2000 issues should they arise.


European Monetary Union

      On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries have agreed to adopt the euro as their common legal currency. The eleven participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

      The Company does not denominate its international licensing agreements in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's results of operations or financial condition.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

         New Drug Application

      On October 1, 1998, the Company announced that the FDA had granted final approval to the Company to market Periostat within the United States for the treatment of adult periodontitis. Periostat is a prescription pharmaceutical capsule indicated as an adjunct to scaling and root planning to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company expects to have Periostat available by prescription no later than December 1, 1998. There can be no assurance that the Company will successfully market Periostat in the United States or elsewhere.

         Licensing Agreement

      The Company executed a licensing agreement with Laboratoires Pharmascience in July 1998 pursuant to which Laboratoires Pharmascience will manufacture and distribute Periostat in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa. Pursuant to the agreement, Laboratoires Pharmascience paid the Company a $400,000 non-refundable license fee on August 4, 1998. In addition, Laboratoires Pharmascience agreed to pay additional fees upon the achievement of future milestones and royalties upon future sales of Periostat in such areas. The Company has agreed to use its reasonable efforts to obtain applicable marketing authorization for Periostat in the licensing territory. The non-refundable license fee was recorded as licensing revenue in the third quarter of 1998.

         Co-Promotion Agreement

      The Company executed a Co-Promotion Agreement with SmithKline Beecham Consumer Healthcare, L.P. ("SmithKline") in October 1998 pursuant to which the Company will promote SmithKline's Denavir(R) product, an FDA approved prescription pharmaceutical for the treatment of recurrent cold sores in healthy adults, to the United States dental community. The agreement provides for certain payments by SmithKline to the Company upon future sales of Denavir.

         Distribution Services Agreement

      The Company executed a Distribution Services Agreement with Cord Logistics, Inc. ("Cord") in November 1998 pursuant to which Cord will act as the Company's exclusive distribution agent for Periostat in the United States and Puerto Rico. Under this agreement, Cord will warehouse and ship Periostat to wholesalers from its distribution facility in Tennessee for a pre-negotiated fee and will provide various financial and other support services to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

     *10.1 - License Agreement dated as of June 30, 1998 by and between the Company and Laboratoires Pharmascience S.A.

     +10.2 - Exhibit A to the Manufacturing Agreement as of April 12, 1996 by and between the Company and Applied Analytical Industries, Inc., filed with the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.

     *10.3 - Co-Promotion Agreement dated October 13, 1998 between SmithKline Beecham Consumer Healthcare, L.P. and the Company.

     *10.4 - Distribution Services Agreement dated August 15, 1998 between Cord Logistics, Inc. and the Company.

      27   -  Financial Data Schedule.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter to which this report on Form 10-Q relates.



* Confidential treatment has been sought for a portion of this Exhibit. + Confidential treatment has been granted for a portion of this Exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.



Date: November 13, 1998             By:  /s/  Brian M. Gallagher, Ph.D.
                                         ------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 13, 1998             By:  /s/  Nancy C. Broadbent
                                         -----------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)