Form 10-K
period 1998-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 1999-03-29
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -----------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

                         Commission File Number 0-28308

                       COLLAGENEX PHARMACEUTICALS, INC.
                       --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               52-1758016
    -------------------------------       ------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

301 South State Street, Newtown, Pennsylvania                         18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (215) 579-7388
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------

None
----------------------------           -----------------------------------------

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


               Yes:     X                  No:
                     --------                   --------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $96,634,170 at February 15, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 1999:


                 Class                              Number of Shares
                 -----                              ----------------

      Common Stock, $.01 par value                      8,589,704


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     TABLE OF CONTENTS
                                     -----------------



              Item                                                      Page
              ----                                                      ----

PART I           1. Business...................................          1
                 2. Properties.................................          19
                 3. Legal Proceedings..........................          19
                 4. Submission of Matters to a Vote of
                    Security Holders...........................          19
PART II          5. Market for the Company's Common Equity
                       and Related Stockholder Matters.........          20
                 6. Selected Consolidated Financial Data.......          21
                 7. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations..............................          23
                7A. Quantitative and Qualitative Disclosures
                       About Market Risk.......................          29
                 8. Financial Statements and Supplementary Data          29
                 9. Changes in and Disagreements with
                       Accountants on
                       Accounting and Financial Disclosure.....          29
PART III        10. Directors and Executive Officers of the
                    Company....................................          30
                11. Executive Compensation.....................          30
                12. Security Ownership of Certain Beneficial
                       Owners and Management...................          30
                13. Certain Relationships and Related
                    Transactions...............................          30
PART IV         14. Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K.................          31

SIGNATURES......................................................         32

EXHIBIT INDEX...................................................         34

FINANCIAL DATA AND SCHEDULES....................................        F-1

                                     PART I


Item 1.   Business.

General

     CollaGenex Pharmaceuticals, Inc. (the "Company") is a pharmaceutical company focused on providing innovative medical therapies for the treatment of periodontitis and other pathologies characterized by the progressive degradation of the body's connective tissues. The Company's core technology involves inhibiting the activity of certain enzymes that degrade such connective tissues. The Company's first product, Periostat(R), is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planning ("SRP"), the most prevalent non-surgical therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Adult periodontitis, a chronic disease characterized by the progressive loss of attachment between the tooth root and the surrounding periodontal structures due to chronic progressive connective tissue degradation, may result in tooth loss if untreated. See " -- Periostat."

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

     In November 1998, Periostat first became available by prescription in pharmacies across the country. In January 1999, the Company trained a sales force of approximately 125 sales representatives and managers and began to promote Periostat to the dental community.

     The Company's core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook ("SUNY"). This technology involves modulating the body's pathological response to certain acute and chronic illnesses. In particular, CollaGenex has developed inhibitors of certain chronic degenerative processes that lead to the destruction of connective tissue during inflammation. Connective tissues are components of the body that form the structural basis for skin, bone, cartilage and ligaments.

     These inhibitors have shown the potential to treat a variety of diseases including adult periodontitis and inflammatory diseases of the musculoskeletal, respiratory and gastrointestinal systems. CollaGenex and its collaborators are also researching and developing other potential applications for its technology, particularly for cancer metastasis and diabetic complications. Phase I clinical trials for Metastat(R), the Company's lead compound for the treatment of metastatic cancer, were initiated in January 1998 under the sponsorship of the National Cancer Institute (the "NCI"). The Company also has a preclinical compound, Nephrostat(R), for the treatment of the complications of diabetes. SUNY has conducted animal model studies on the Company's behalf in connection with Nephrostat.

     The Company was incorporated in Delaware in January 1992 under the name CollaGenex, Inc. The Company's name was changed to CollaGenex Pharmaceuticals, Inc. in April 1996. The Company's executive offices are located at 301 South State Street, Newtown, Pennsylvania 18940, and its telephone number is (215) 579-7388.

     "Periostat(R)," "Metastat(R)" and "Nephrostat(R)" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of the Company.


Technology

     The Company's core technology involves the pharmaceutical modulation of the activity of a broad class of enzymes known as matrix metalloproteinases
("MMPs"). MMPs are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

     Under normal physiological conditions, the natural breakdown of collagen is regulated by the interaction between the degradative properties of MMPs and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases ("TIMPs"), which modulate the level of MMP activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in adult periodontitis. Similar degradative activity is associated with other disorders and conditions such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

     The Company's core technology is licensed on an exclusive basis from SUNY and results from the research of Drs. Lorne M. Golub and Thomas F. McNamara and their colleagues at SUNY. These researchers demonstrated that tetracyclines can significantly reduce the pathologically excessive collagen degradation associated with periodontitis. They also were able to demonstrate that this result was unrelated to the antibiotic properties of tetracyclines. Furthermore, they demonstrated that the administration of doses of antibiotic tetracyclines well below the dosage levels necessary to destroy microbes (sub-antibiotic doses) was still effective in preventing the loss of connective tissue in models of periodontitis. Studies published in scientific journals support the hypothesis that the mechanism of action for this activity is the result, in part, of the direct binding of tetracyclines to certain metal binding sites associated with the MMP structure.

     Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria.

The Company's Phase III clinical trials using Periostat demonstrated that the administration of sub-antimicrobial doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies.

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

Overview of Periodontitis

     Periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone due to chronic progressive connective tissue degradation, ultimately resulting in tooth loss. According to industry data, in the United States alone, an estimated one-third of all adults, or approximately 67 million people, suffer from some form of periodontal disease. Approximately 13 million people seek professional treatment annually for periodontal disease, resulting in over 17 million periodontal procedures and annual expenditures of approximately $6 billion, primarily for procedures and surgeries performed by a periodontist or a dental professional. In more severe periodontitis, the gums are partially removed through resective surgery to reduce pocket depth around the tooth and to improve the effectiveness of home oral hygiene techniques. These treatments are designed primarily to treat bacterial infection associated with periodontitis and are performed by both periodontists and general dentists.

     As a result of the chronic nature of periodontitis and the short-term nature of existing therapies, patients require frequent treatments. In addition, patients are commonly referred to a specialist for such treatments. Periodontitis is, therefore, among the more expensive dental pathologies to treat, and the Company believes that the treatment of periodontitis will be increasingly important to dental health managed care organizations ("DHMOs") and dental practitioners operating under capitated or fixed fee arrangements. The Company also believes that Periostat is well positioned to meet the economic and therapeutic requirements of DHMOs and dental practitioners by providing a cost-effective therapy for periodontitis management.

     Increased competition within the dental profession has created rapid adoption of new technologies. The Company believes that a new safe, painless, efficacious and cost-effective treatment will facilitate efforts by periodontists and dentists to attract and retain patients with periodontitis.

Periostat

     The Company's primary focus to date has been on the development of Periostat, which the Company believes is the first orally administered, systemically delivered pharmaceutical indicated as an adjunct to SRP to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Periostat, a 20 mg dose of doxycycline, is a unique sub-anti-microbial dosage strength that suppresses the chronic and progressive tissue degradation characteristic of periodontitis without exerting any anti-microbial effect. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 30 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat's mechanism of action is believed to be through the direct inhibition of collagenase, an MMP which is excessively produced as a result of inflammation resulting from bacterial infection in the gums. Periostat is intended to be taken orally by the patient between dental visits. In September 1998, the FDA granted the Company marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis.

     Prior to achieving such FDA approval and in support of its New Drug Application ("NDA") submission, the Company completed Phase III clinical trials consisting of three parallel, separate, multi-centered, placebo-controlled, double-blinded clinical trials in patients with adult periodontitis.

     The primary clinical endpoint of the Phase III clinical trials was the measurement of changes in clinical attachment level ("ALv"), a parameter defining the integrity of the connective tissue that anchors the tooth to the alveolar bone. This endpoint is the one most often recognized by the FDA to determine the validity of a claim for therapy of periodontitis. Each of the Phase III clinical trials demonstrated statistically significant improvements in ALv or probing pocket depth.

     Another significant primary clinical endpoint, the percentage of all probing sites that deteriorated by a clinically significant threshold of change, was studied using only a manual probe. Periostat was found to reduce the percentage of probing sites that deteriorated by a clinically significant amount.

     Several other secondary clinical endpoints were measured and analyzed using the manual probing technique during the course of the Company's Phase III clinical trials. These included probing pocket depth (the distance from the gumline to the base of the periodontal pocket), the extent to which the gums bled when the periodontal pocket was probed (a common screen for the severity of periodontitis) and the loss of alveolar bone (measured using a complex x-ray technique known as digital subtraction radiography). All of these secondary clinical endpoints generally exhibited statistically significant improvements in each of the three clinical trials and in the combined data.

     The Company's three Phase III clinical trials were completed in December 1994. The Company compiled the data, performed statistical analysis and
conducted  certain   additional
testing necessary to complete its NDA for Periostat, which it completed and submitted to the FDA in August 1996. The NDA was accepted for filing by the FDA in October 1996.

     During 1996, the Company initiated a fourth Phase III clinical trial to evaluate the efficacy of Periostat as an adjunct to SRP, the most prevalent therapy for moderate to severe periodontitis. This trial was completed and the data analyzed in late 1997. While the earlier Phase III clinical trials were intended to evaluate the efficacy of Periostat in conjunction with a routine dental scaling and prophylaxis, this trial was the first to demonstrate that Periostat can significantly enhance the efficacy of SRP.

     In this study, 190 adult patients with periodontitis were administered SRP at the outset of a nine-month, double-blind, placebo-controlled clinical trial at five university centers in the United States. Patients were then randomly assigned to take either Periostat or placebo. Measurements of probing pocket depth and clinical attachment level were made every three months using a manual probe. Results were compared with measurements taken immediately prior to the course of SRP.

     In the group receiving Periostat, statistically significant improvements in probing pocket depth and clinical attachment level (compared with placebo) were seen in all diseased sites as early as three months following SRP and at all time points thereafter. As in the previous pivotal studies, the more severely diseased sites improved the most, with improvements in probing pocket depth and clinical attachment level of as much as 67% and 52%, respectively, over SRP with placebo.

     In September 1998, the FDA granted the Company marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis.

Cancer Metastasis

     Cancer metastasis is the spread of cancer cells from a diseased organ to the lymphatic or circulatory system, where such cells then migrate throughout the body causing cancer to develop in other organs. Tumor cell invasion is a complex process that involves the destruction of the basement membrane, or structural support tissue, of the lymphatic or circulatory system, and the migration of tumor cells to secondary sites, followed by proliferation of these cells. Data from pre-clinical studies sponsored by the Company at two major universities suggest that several of the Company's CMT drug candidates have potent activity in models of cancer invasion, including prostate, breast, lung, colon and melanoma.

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

     In June 1997, the Company announced that it had formally extended its Collaboration Agreement with the NCI with respect to the development of Metastat. On December 5, 1997, the Company announced that the NCI had filed an investigational new drug application ("IND") for Metastat. In January 1998, the Company initiated Phase I clinical trials with respect to Metastat. Such studies are being sponsored by the NCI pursuant to the Company's Collaboration Agreement with the NCI. In February 1999, the Company released initial findings related to such studies. Following oral administration, desired plasma concentrations of the compound were achieved and no dose-limiting side effects other than manageable phototoxicity were encountered. In February 1999, the Company also announced the allowance of a U.S. patent which provides intellectual property protection for the use of Metastat for the inhibition of cancer metastasis.

Diabetic Nephropathy

     Diabetes is the fourth leading cause of death from disease and the number one leading cause of blindness in the United States. Despite currently available therapies for the treatment of diabetes, including diet restrictions, oral medications and insulin injections, the long-term complications of this disease continue to reduce the quality and longevity of life for diabetic patients.

     Nephropathy is one of the most serious complications of diabetes. This condition results in the progressive loss of kidney function, requiring dialysis or a kidney transplant to maintain survival, and frequently leads to end-stage renal disease. The destruction observed in diabetic nephropathy is associated with elevated levels of MMPs which degrade the basement membrane of the kidney, causing it to lose its ability to effectively act as a filter. An early indicator of kidney disease is proteinuria, which is the excretion of protein in the urine. Animal model studies conducted on behalf of the Company by SUNY have shown that the administration of CMTs significantly reduces the severity of proteinuria as well as ocular manifestations of the disease. In addition, these animal studies showed improvements in other complications of diabetes, including tooth loss and eye disorders. Administration of Nephrostat also increased the longevity of the severely hyperglycemic diabetic animals used in the study. Based on these promising early results, the Company initiated toxicology testing of Nephrostat during 1998. Following the completion of such toxicology studies, the Company will review and evaluate the data with the intent to initiate human clinical trials.

     Research and Development

     In April 1998, the Company entered into a Research and Development Agreement with Quintiles Scotland Ltd. ("Quintiles") pursuant to which Quintiles will perform certain research and development activities with respect to Nephrostat. Such studies are currently in progress and should be completed during 1999.

Other Potential Applications

     The Company's research and discoveries relating to CMTs have yielded other potential therapeutic programs which the Company may develop and commercialize, possibly through the establishment of corporate partnering arrangements. The Company believes that its core technology may be utilized to develop therapies for other diseases and conditions which, like periodontitis, are characterized by the progressive destruction of connective tissues of the body, such as cancer metastasis (see above), wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy (see above). In November 1997, the Company announced that it had signed an agreement with Heska Corporation ("Heska") pursuant to which Heska is evaluating certain of the Company's CMTs for use in companion animal health applications, including osteoarthritis, periodontitis and cancer.

     Wound Repair

     The repair of the connective tissue in response to acute injury involves the remodeling of collagen and related proteins. The Company has generated data in pre-clinical studies conducted at SUNY which suggest the potential utility of certain of its compounds in facilitating this process. To further explore this application, the Company has entered into an evaluation agreement with Smith & Nephew, pursuant to which Smith & Nephew is seeking to validate the preliminary efficacy data developed at SUNY in the field of wound repair. The Company has granted to Smith & Nephew a right of first negotiation with respect to certain compounds in the field of wound repair.

     Osteoarthritis

     Osteoarthritis is a progressive, degenerative joint disease involving the breakdown of the synovial cartilage in the joint. Trauma, resulting in joint instability, most often is the cause of this disease, which results in the gradual destruction of bone and especially of collagen. Several pre-clinical studies carried out by the Company in collaboration with a major teaching hospital and other institutions have demonstrated that the use of the Company's compounds inhibit the loss of synovial cartilage in the joint. In May 1996, the Company entered into a research agreement with Istituto Gentili, an Italian pharmaceutical company (now called Abiogen), to evaluate the application of the Company's technology in the field of osteoarthritis. Istituto Gentili was acquired and the research agreement has lapsed.

     Osteoporosis

     Osteoporosis is characterized by reductions in both the amount and strength of bone tissue due to the loss of calcium from the bone, resulting in susceptibility to fracture. A pre-clinical study carried out by the Company in collaboration with a major university demonstrated that many of the Company's
CMTs inhibit bone resorption, or the loss of bone tissue, in various experimental models. A clinical study using doxycycline has been initiated in post-menopausal women at SUNY to study surrogate markers of bone decay.

     Rheumatoid Arthritis

     Rheumatoid arthritis is a chronic inflammatory joint disease with many pathophysiological similarities to periodontitis. Substantial evidence implicates collagenase, an MMP, as a cause of bone, joint and tissue destruction in this disease. Several animal studies carried out by the Company and SUNY in collaboration with a major teaching hospital have demonstrated that the use of the Company's CMTs significantly reduced radiographic evidence of cartilage and bone destruction in the joint that correlated with the normalization of MMP activity.

Sales and Marketing

     The Company markets and sells its products in the United States through a direct sales force and, internationally in collaboration with marketing partners upon receipt of the requisite foreign regulatory approvals. This strategy is intended to enable the Company to gain rapid market acceptance and establish a commercial presence in the dental market with Periostat.

     United States

     In June of 1997, the Company hired a Vice President of Marketing and a Vice President of Sales. In January 1999, under their direction, the Company trained a sales force of approximately 125 sales representatives and managers and began to promote Periostat to the dental community.

     In order to provide an integrated dental product line and leverage the Company's sales and marketing organization, the Company is actively seeking to in-license or acquire high-quality diagnostic and therapeutic dental products complementary to Periostat. In May 1997, the Company announced that it had signed an exclusive marketing agreement with the Parke-Davis Division ("Parke-Davis") of the Warner Lambert Company to promote the Parke-Davis product, Ponstel(R) (Mefenamic Acid), to the professional community. Ponstel is a nonsteroidal anti-inflammatory drug indicated for the relief of moderate pain. Following FDA marketing approval of Periostat, the Company decided to discontinue promotional efforts with respect to Ponstel. In June 1997, the Company announced that it had signed a marketing agreement with Advanced Clinical Technologies, Inc. pursuant to which the Company promotes Periocheck(R) to the professional dental community. Periocheck is an FDA-approved test for monitoring periodontal disease progression in the dentist's office. Because Periocheck measures the level of tissue-destructive enzymes in a patient's gingival fluid, it is a natural complement to Periostat, which inhibits those enzymes.

     The Company executed a Co-Promotion Agreement with SmithKline Beechman Consumer Healthcare, L.P. ("SmithKline") in October 1998 pursuant to which the Company will promote SmithKline's Denavir(R) product, an FDA-approved prescription pharmaceutical for the treatment of recurrent cold sores in healthy adults, to the United States dental community. The agreement provides for certain payments by SmithKline to the Company upon future sales of Denavir.

     Consistent with the Company's strategy to outsource certain specialty functions, in September 1998, the Company entered into a Professional Services Agreement with Science Oriented Solutions ("SOS") pursuant to which SOS will establish and operate a medical professional inquiry support center to field product inquiries regarding Periostat from the professional community.

     International

     The Company is establishing relationships with key partners to market and sell Periostat internationally, upon receipt of the requisite foreign regulatory approvals. In 1996, the Company executed a manufacturing and distribution agreement with Roche S.P.A. (formerly Boehringer Mannheim Italia) pursuant to which Roche S.P.A. has the exclusive right to market Periostat in Italy, San Marino and The Vatican City. In 1997, the Company announced that a Marketing Authorization for Approval was filed for Periostat by Roche S.P.A. with the Italian Ministry of Health. The Marketing Authorization for Approval is currently under review.

     In July 1998, the Company executed a licensing agreement with Laboratoires Pharmascience S.A. ("Laboratories Pharmascience") pursuant to which Laboratoires Pharmascience will market and distribute Periostat on an exclusive basis in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa.

     In October 1998, the Company announced that a Marketing Authorization Application had been filed with the United Kingdom Medicine Control Agency with respect to Periostat. Such application was filed under the European Mutual Recognition System in order to expedite the approval process for Periostat in other European countries. There can be no assurance that the Company will achieve such approvals, or will successfully market Periostat, in the United Kingdom or other European countries.

Manufacturing, Distribution and Suppliers

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

     The Company relies on third-party contract manufacturers to produce doxycycline, the active drug ingredient in Periostat, and for the commercial manufacturing of Periostat. In June, 1998, the Company finalized its manufacturing arrangements with Applied Analytical Industries, Inc. ("AAI"), in Wilmington, North Carolina for the manufacture of Periostat. AAI supplied a portion of the products used in the Company's Phase III clinical trials. The Company's agreement with AAI terminates three years from the date of the initial product launch and automatically extends for consecutive one-year periods unless 12-month prior written notice is provided before the expiration of the applicable term. AAI is required to comply with good manufacturing practices ("GMP") requirements. The Company is currently identifying ways to reduce its cost of product sales by exploring a tablet formulation of Periostat.

     In November 1998, the Company executed a Distribution Services Agreement with Cord Logistics, Inc. ("Cord"), pursuant to which Cord will act as the Company's exclusive distribution agent for Periostat in the United States and Puerto Rico. Cord is a subsidiary of Cardinal Health, Inc., a leading wholesale distributor of pharmaceutical and related healthcare products. Under this agreement, Cord will warehouse and ship Periostat from its central distribution facility to wholesalers and large national retail chains who in turn will distribute Periostat to pharmacies throughout the United States, for prescription sale to patients. Cord will also provide various financial support services to the Company, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. Under this agreement, Cord will provide certain customer service functions and supply data for certain of the Company's required governmental filings. The Distribution Services Agreement has an initial term of three years and will renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

     There can be no assurance that the Company will be able to enter into additional, or maintain existing manufacturing, distribution or supply agreements on acceptable terms, if at all. In the event that the Company is unable to obtain sufficient quantities of doxycycline or Periostat on commercially reasonable terms, or in a timely manner, or if the Company's suppliers fail to comply with GMP, or if the Company's distributors are unable to ship or support the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected. See "--Government Regulation."


Research and Development

     The Company's research and development activities are conducted by third parties, primarily contract research organizations, academic and government institutions and corporate partners. The main focus of these activities is the identification and development of novel tetracycline-based compounds for application in a variety of inflammatory and tissue-destructive disorders.

     Other than Periostat, the most advanced program involves Metastat, the Company's lead compound for treating metastatic cancer. Three Phase I dose-escalation studies of patients with refractory metastatic disease are underway in collaboration with NCI, and NCI plans to initiate at least one additional clinical study of this compound in additional tumor types during 1999. The second most significant development program currently underway is preclinical toxicology studies for Nephrostat, a compound aimed at ameliorating the complications of diabetes, in particular diabetic nephropathy (kidney failure). The Company expects to continue pre-clinical trials on Nephrostat to determine whether to file an IND with the FDA seeking permission to begin human clinical trials.

     Metastat and Nephrostat, may also have application in other inflammatory disorders involving connective tissue destruction such as osteoarthritis, rheumatoid arthritis and periodontitis, as well as diseases involving connective tissue destruction in the lung such as cystic fibrosis.

     Furthermore, the Company has established a three-year research agreement with SUNY to screen novel tetracyclines, developed in collaboration with a research team funded by the Company at the University of Rochester, in a variety of in vitro and in vivo assay systems in order to identify new, proprietary compounds with particular properties relevant to their clinical application in a variety of acute and chronic inflammatory disorders.

     The Company receives certain proprietary rights to inventions or discoveries that arise as a result of this research. The Company's current research and development objective is to develop additional products utilizing its CMT technology. See "--Technology" and "-- Other Potential Applications."

     The Company's research and development expenditures were approximately $4.4 million, $4.2 million and $4.7 million in 1996, 1997 and 1998, respectively.


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

     The Company depends on the license from the Research Foundation of the State of New York at Stony Brook for all of its core technology (the "SUNY License"). The SUNY License grants the Company an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Nineteen United States patents and ten United States patent applications held by SUNY are licensed to the Company under the SUNY License. One of the ten patent applications has been co-assigned to the
University of Miami, Florida, and another patent application has been co-assigned to Washington University. The primary United States patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related United States patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The seventeen other United States patents relate to the compositions of certain CMTs with anti-collagenolytic properties, methods of use of tetracyclines to reduce bone loss and methods of use of tetracyclines to enhance bone growth and inhibit protein glycosylation. SUNY did not apply in foreign countries for patents corresponding to the Primary Patent but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. A patent application corresponding to the Secondary Patent is pending in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines to reduce bone loss. All of SUNY's United States and foreign patents expire between 2004 and 2017. The Company's rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that the Company will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon the Company's failure to make timely payments, reimbursements or reports, if the failure is not cured by the Company within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for the Company's technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

     One of the United States patents and a corresponding Japanese patent application licensed to the Company under the SUNY License are owned jointly by SUNY and a Japanese company. These patent rights, which expire in 2012, cover particular CMTs (the "Jointly Owned CMTs") that were involved in research activities between SUNY and the Japanese company. The Japanese company may have exclusive rights to these Jointly Owned CMTs in Asia, Australia and New Zealand and may have a non-exclusive right to exploit these Jointly Owned CMTs in other territories. These Jointly Owned CMTs are not involved in the Company's Periostat product but could, in the future, prove to be important for one or more of the Company's other potential applications of its technology. If the Company does incorporate the Jointly Owned CMTs in any future product, it may be precluded from marketing these products in Asia, Australia and New Zealand and could experience increased competition in other markets from the joint owner.

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

     In addition to the patents and patent applications licensed from SUNY which represent the core technology, the Company owns additional technology for which applications for United States patents have been filed and have been issued. In this regard, the Company reports the existence of two issued patents as follows: for (i) a toothpaste/mouthwash formulation for the amelioration of dentin hypersensitivity; and (ii) a method for treating H. Pylori. Furthermore, the Company reports a pending application covering new tetracycline derivatives having increased lipophilicity.

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

     The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, as to the patent applications licensed to it, even though the Company currently is prosecuting such patent applications with United States and foreign patent offices, the Company does not know whether any of such applications will result in the issuance of any additional patents or, if any additional patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

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

     A company seeking FDA approval to market a new drug must file an NDA with the FDA pursuant to the Federal Food, Drug and Cosmetic Act. In addition to reports of the pre-clinical and clinical trials conducted under the FDA-approved IND, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for cancer and other rare or life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval to further delineate safety and efficacy (Phase IV clinical trials).

     The FDA has requested that a post-approval, post-marketing animal study related to long-term dosing and carcinogenicity of Periostat be conducted to satisfy the regulatory requirement for a chronically administered drug. Such studies are currently underway.

     The FDA may, in some circumstances, impose restrictions on the use of a drug, compliance with which may be difficult and expensive. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is approved for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA by the filing of an NDA supplement. The NDA supplement is much more focused than the NDA and deals primarily with safety and effectiveness data related to the indication or dosage, and labeling information for the new indication. Finally, the FDA requires reporting of certain information that becomes known to a manufacturer of an approved drug.

     The FDA does not permit a manufacturer or distributor to market or promote an approved drug product for an unapproved "off label" use or dosage level. Therefore, any company that markets or promotes doxycycline for use in the treatment of adult periodontitis in an unapproved dosage level (for example, a 50 mg scored tablet) without first obtaining FDA approval for such use and dosage would be subject to regulatory action. Generally, the FDA, under its "practice of medicine" policy, does not prohibit a physician, dentist or other licensed practitioner from prescribing an approved drug product for an unapproved use or dosage. Nor does the FDA generally regulate the practice of pharmacy where the pharmacist fills a prescription issued by a licensed practitioner for an individual patient. There can be no assurance that the FDA or a state agency regulating the practice of medicine would initiate regulatory action against a licensed practitioner for prescribing doxycycline in the currently available dosage for use in the treatment of adult periodontitis.

     The Drug Price Competition and Patent Term Restoration Act of 1984 provides for abbreviated approval requirements for generic drugs, exclusivity protection for innovative products that prevents FDA approval of generic versions, and patent extension for a certain period of time that it takes to obtain FDA approval. Periostat is being treated by the FDA as an "antibiotic." Therefore, the Company will have to rely solely on its patent protection as Periostat will not be entitled to a three-year period of marketing exclusivity before generic versions can be approved by the FDA for commercial sale, and no patent-term extension will be available. In addition, the Company will be subject to certain user fees that the FDA is authorized to collect under the Prescription User Fees Act of 1992 for reviewing NDAs and other marketing applications.

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

     In September 1998, the FDA granted the Company marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. The Company is subject to numerous continuing requirements with regard to such approval. For example, quality control and manufacturing must conform to complex and detailed GMP requirements. In addition, the FDA may require post-marketing testing and will require surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Also, an NDA holder is required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotion labeling for their products. There can be no assurance that approval from the FDA to market Periostat will not be withdrawn or that Periostat will never be recalled. Withdrawal of FDA marketing approval or a recall of Periostat would have a material adverse effect on the Company's business, financial condition and results of operations.

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


Competition

     The pharmaceutical industry is subject to intense competition as well as rapid and significant technological change. The Company believes that a significant competitive factor is the relative speed with which the Company can supply commercial quantities of the product to the market on an ongoing basis. In addition, the Company expects that competition in the periodontal area will be based on other factors, including product efficacy, safety, cost-effectiveness, ease of use, patient discomfort, availability, price and patent position.

      The Company believes that Periostat is distinguished from other existing and known periodontitis treatments in that it is the only treatment which is directed to suppression of the enzymes that degrade periodontal support tissues. The Company believes that all other therapies focus on temporarily removing the bacteria associated with periodontitis. Periostat is a prescription pharmaceutical capsule indicated as an adjunct to SRP to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis that is taken by the patient between dental visits. The Company believes that the following chart summarizes the available forms of periodontitis treatment, other than SRP, resective surgery and systemic antibiotics:


  Product          Product          Dental    Delivery    Patient     Treatment
    Name     Manufacturer/Marketer Procedure   Route    Administered    Focus
    ----     --------------------- ---------  --------  ------------  ---------

Periostat(R) CollaGenex               No      Systemic       Yes      Tissue
             Pharmaceuticals, Inc.                                   degradation

Atridox(TM)  Atrix Laboratories/      Yes      Local         No       Bacteria
             Block Drug

Actisite(R)  Alza/Proctor & Gamble    Yes      Local         No       Bacteria

Periochip(TM)PerioProducts, Ltd./     Yes      Local         No       Bacteria
             Astra U.S.

     Many of the companies participating in the periodontal area have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company.


Employees

     The Company historically has outsourced its manufacturing, clinical trials, NDA preparation and other activities. The Company intends to continue to outsource many of the activities which it historically has outsourced. As of December 31, 1998, the Company employed 134 persons. Each of its management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. The Company has increased its sales and marketing staff to include approximately 123 sales representatives and managers nationwide, of which 19 are part-time. In addition, the Company plans to recruit additional sales representatives in 1999; however, there can be no assurance that the Company will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful. Currently, none of the Company's employees are covered by collective bargaining agreements. In general, the Company's employees are covered by confidentiality agreements. The Company considers relations with its employees to be excellent.

Item 2.   Properties.

     The Company owns no real property. The Company leases 3,500 square feet of office space in Newtown, Pennsylvania under two leases. The Company's facility contains all of its executive and administrative offices. One of the Company's leases expired in September of 1998 and the second lease expires in December of 2000. The Company has agreed to extend the lease at its current facility on a month-to-month basis. In May 1999, the Company expects to move its executive and administrative offices to a new facility in Newtown, Pennsylvania with approximately 14,000 square feet of office space. The Company expects to negotiate a ten-year lease for such facility.


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

     The following table sets forth the high and low bid information for the Common Stock for each of the quarters in the period beginning January 1, 1997 through December 31, 1998 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Quarter Ended            High           Low
--------------------------------------------------------

March 31, 1997..........      $ 17.50       $ 8.00
June 30, 1997...........      $ 14.50       $10.50
September 30, 1997......      $ 12.875      $ 9.75
December 31, 1997.......      $ 16.625      $ 9.875
March 31, 1998..........      $ 13.125      $ 5.50
June 30, 1998...........      $ 10.75       $ 7.25
September 30, 1998......      $ 14.50       $ 7.75
December 31, 1998.......      $ 14.375      $ 8.25

     As of February 15, 1999, the approximate number of holders of record of the Common Stock was 118 and the approximate number of beneficial holders of the Common Stock was 3000.

     The Company has never declared or paid any cash dividends on its capital stock. Except as set forth below, the Company intends to retain any earnings to fund future growth and the operation of its business. In connection with a Stock Purchase Agreement entered into in March 1999, the Company plans to seek the approval of its stockholders at the 1999 Annual Meeting of Stockholders of the Company for a private placement of Series D Cumulative Convertible Preferred Stock. If stockholder approval is obtained, the Company would have cumulative cash and common stock dividend obligations in the future to the holders of the Series D Cumulative Convertible Preferred Stock. Such financing arrangement also limits the Company's ability to generally declare dividends to its common stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.   Selected Consolidated Financial Data.

     The selected consolidated financial data set forth below with respect to the Company's statement of operations data for each of the years in the three-year period ended December 31, 1998, and with respect to the consolidated balance sheet data at December 31, 1997 and 1998 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." The consolidated statement of operations data for the years ended December 31, 1994 and 1995 and with respect to the consolidated balance sheet data as of December 31, 1994, 1995 and 1996 are derived from consolidated audited financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                    Years Ended December 31,
                              ------------------------------------
                              1994    1995    1996    1997    1998
                              ----    ----    ----    ----    ----
Consolidated Statement of    (in thousands except for per share data)
  Operations Data:            ------------------------------------
  Revenues:
   Product sales.........     $  --  $  --   $  --   $ --   $3,053
   License revenues......        --     --     400    325      400
   Contract revenues.....        --     --      --      9        8
                              -----  -----   -----   ----     ----
  Total revenues.........        --     --     400    334     3461
                              -----  -----   -----   ----     ----
  Operating expenses:
   Cost of product sales.        --     --      --      --     745
   Research and development   1,928  3,635   4,436   4,200   4,670
   Selling, general and
   administrative........       793  1,548   2,527   6,096  10,600
  Operating loss.........    (2,721)(5,183) (6,563) (9,962)(12,554)
  Net loss...............    (2,653)(5,269) (5,918) (8,624)(11,566)
  Net loss allocable to
   common stockholders...    (3,229)(6,028) (6,638) (8,624)(11,566)

  Net loss per share(1):
   Basic.................          $(19.91) $(1.74) $(1.04) $(1.35)
   Diluted...............           (14.60)  (1.72)  (1.04)  (1.35)
  Shares used in computing
   net loss per share(1):
   Basic.................              303   3,809   8,291   8,579
   Diluted...............              413   3,864   8,291   8,579

                                             As of December 31,
                               ------------------------------------------------
                               1994      1995       1996       1997       1998
                               ----      ----       ----       ----       ----
Balance Sheet Data:                           (in  thousands)

Cash, cash equivalents and
  short-term investments...  $   617     $5,806   $18,215    $22,771    $10,250
Total assets...............      628      5,840    18,437     23,165     14,740
Mandatorily redeemable
  convertible preferred
  stock....................    7,510     18,908        --         --         --
Accumulated deficit........   (6,552)   (11,820)  (17,739)   (26,362)   (37,928)
Total stockholders'
equity(deficit)............   (7,581)   (13,581)   17,592     20,708      9,281


(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     CollaGenex Pharmaceuticals, Inc. began operations in January 1992 and is focused on providing innovative medical therapies for the treatment of periodontitis and other pathologies characterized by the progressive degradation of the body's connective tissues. The Company's core technology involves inhibiting the activity of certain enzymes that degrade such connective tissues. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the FDA in September 1998 as an adjunct to SRP, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Periostat has been shipped to wholesalers and is presently available to patients throughout the United States.

     Since inception, the Company has operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company has recently increased, and expects to continue to increase, the number of its employees over the next several years, primarily in the selling, general and administrative areas.

     The Company has incurred losses each year since inception and had an accumulated deficit of $37.9 million at December 31, 1998. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

     Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment, risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's vendors, suppliers, manufacturers, distributors, marketing partners and certain other parties, uncertainty relating to clinical trials of products under development and uncertainty relating to stockholder approval of the Company's proposed Preferred Stock financing and whether such Preferred Stock financing will be consummated in a timely fashion, if at all. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.


Results of Operations

     From its founding through the quarter ending September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. The Company realized a net loss during the fourth quarter of 1998, however, resulting primarily from pre-launch and post-launch marketing activities incurred during 1998. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the continued expansion of its commercial infrastructure, primarily in sales and marketing.

     Years Ended December 31, 1998 and December 31, 1997

     The Company realized $3.5 million in net revenues during 1998 compared to $334,000 during 1997. Revenues in 1998 included $3.1 million in net sales of Periostat and $408,000 in licensing and contract revenues. The 1998 licensing revenues of $400,000 were attributable to a licensing agreement with Laboratories Pharmascience pursuant to which Laboratories Pharmascience will, following all requisite regulatory approvals, market Periostat in France and certain other related territories. Revenues in 1997 included a non-refundable $300,000 licensing fee from Boehringer Mannheim Italia (now called Roche S.P.A.) related to the achievement of the first milestone under a licensing agreement pursuant to which Roche S.P.A. will, following all requisite regulatory approvals, distribute and manufacture Periostat in Italy.

     Cost of product sales were $745,000 in 1998, while there were no cost of product sales in 1997. Such increase resulted from the Company's initial sales of Periostat in 1998.

     Research and development expenses increased from $4.2 million in 1997 to $4.7 million in 1998. This increase resulted primarily from expenses relating to additional costs associated with the Company's amendment to its NDA for Periostat submitted to the FDA in March 1998, a Phase 3b clinical trial intended to support future marketing activities for Periostat, the initiation of certain pre-clinical studies for Nephrostat, the Company's compound for the treatment of diabetic complications, and consulting and product registration fees associated with the Marketing Authorization Application that the Company has filed with the United Kingdom Medicine Control Agency with respect to potential Periostat sales in the United Kingdom.

     Selling, general and administrative expenses increased from $6.1 million in 1997 to $10.6 million in 1998. This increase was due primarily to the Company's pre-launch marketing activities related to Periostat, the hiring of additional sales personnel and sales and marketing efforts related to certain contractual marketing arrangements entered into during 1997.

     Interest income decreased from $1.3 million in 1997 to $988,000 in 1998. This decrease was due to lower balances in cash and short-term investments as a result of normal operating activities since the Company's follow-on public offering of Common Stock in April 1997.

     Years Ended December 31, 1997 and December 31, 1996

     The Company earned $325,000 in licensing fee revenue during 1997 compared to $400,000 during 1996. During 1996, the Company executed a licensing agreement with Boehringer Mannheim Italia (now called Roche S.P.A.), pursuant to which Roche S.P.A. will, following all requisite regulatory approvals, distribute and manufacture Periostat in Italy. The agreement provided for Roche S.P.A. to pay a $400,000 license fee upon signing, additional fees to be paid upon the achievement of future milestones and royalty payments upon future sales of Periostat in Italy, San Marino and the Vatican City. During the second quarter of 1997, the Company received a non-refundable $300,000 licensing fee from Roche S.P.A. related to the achievement of the first milestone under the agreement.

     Research and development expenses decreased from $4.4 million in 1996 to $4.2 million in 1997. This decrease resulted primarily from lower costs associated with the NDA for Periostat, which was submitted in 1996. Research and development expenses in 1997 related primarily to costs associated with completing a Phase III scaling and root planing trial, validating Periostat manufacturing processes and continuing certain toxicology studies.

     Selling, general and administrative expenses increased from $2.5 million in 1996 to $6.1 million in 1997. This increase was due primarily to higher marketing, general and administrative expenses associated with the expansion of the Company's commercial infrastructure.

     Interest income increased from $645,000 in 1996 to $1.3 million in 1997. This increase was due to higher balances in cash and short-term investments as a result of the Company's follow-on public offering of Common Stock in 1997.


Liquidity and Capital Resources

     Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On March 19, 1999, the Company announced that it had entered into an agreement with investors who have committed to purchase $20.0 million of Series D Cumulative Convertible Preferred Stock (the "Preferred Stock") of the

Company at a purchase price of $100 per share. In accordance with certain stockholder approval requirements of the Nasdaq Stock Market, Inc., the Preferred Stock financing is expected to be presented to the Company's common stockholders for approval at the Company's Annual Meeting of Stockholders in May 1999 and, assuming such approval, the Company expects to consummate the Preferred Stock financing as soon as practicable following such Annual Meeting of Stockholders. Simultaneous with the signing of the Preferred Stock financing agreement, the Company executed a Senior Secured Convertible Note (the "Note") pursuant to which the Company received $10.0 million from one of the investors in the financing transaction to be used for working capital purposes. The Note has a term of one year, bears interest at a rate of 12.0% per annum, must be repaid upon the closing of the Preferred Stock financing and is secured by certain intellectual property of the Company. In the event the Preferred Stock financing is not consummated by June 30, 1999, the noteholder shall have the option to convert the principal due under the Note into 1,538,462 shares of Common Stock. Any interest due under the Note would also be convertible into shares of Common Stock at a conversion price of $6.50 per share. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $10.3 million, a decrease of $12.5 million from the $22.8 million balance at December 31, 1997. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at December 31, 1998 was $9.0 million, a decrease of $11.6 million from December 31, 1997. This decrease was primarily attributable to the payment of normal operating expenses incurred during 1998.

     The Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at December 31, 1998. On June 26, 1997, the
Company entered into a credit arrangement consisting of a $5,000,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at December 31, 1998.

     The Company anticipates that its existing working capital, including the $10.0 million proceeds from the Note, will be sufficient to fund the Company's operations through at least year end 1999. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

     As of December 31, 1998, the Company had available $35.3 million and $29.6 million in net operating loss carryforwards to offset future Federal and state taxable income. The Federal and state net operating loss carryforwards will begin expiring in the year 2007 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $1.0 million annual limitation. The Company had research and experimentation tax credits of approximately $500,000, which begin expiring in 2007 and are available to reduce Federal income taxes. As a result of past financings, including the Company's initial public offering in June 1996 and the Company's follow-on public offering in April 1997, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Reform Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Reform Act and may be limited.

Year 2000 Issues

     Assessment

     The Company believes its exposure to Year 2000 problems lies primarily in two areas: (i) its own internal operating systems; and (ii) Year 2000 compliance by third parties with whom the Company has a material relationship. The Company has completed an assessment of its principal internal systems. However, the Company is continuing to assess its Year 2000 exposure with respect to third parties. While the costs of these assessment efforts are not expected to be material to the Company's financial condition or any year's results of operations, there can be no assurance that this will be the case.

     Internal Operating Systems

     The Company believes that its principal internal systems are Year 2000 compliant. The Company recently installed upgraded versions of its internal accounting, management and financial reporting applications which the vendor has represented are Year 2000 compliant. Some of the Company's non-critical applications, however, may not be Year 2000 compliant. The Company is conducting a program to identify and resolve any such exposure. Although the costs related to these efforts are not expected to be material to the Company's business, financial condition or results of operations, no assurance can be made that this will be the case.

     Third-Party Relationships

      The Company is conducting a program to identify and resolve Year 2000 exposure from third parties. The Company is presently conducting inquiries of its outside vendors, suppliers, manufacturers, distributors and marketing partners to assess their Year 2000 readiness. Any failure of third parties with whom the Company has a material relationship to resolve Year 2000 problems in a timely manner could materially adversely affect the Company's business, financial condition or results of operations.

     Risks of the Company's Year 2000 Issues

     The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect the Company's business, financial condition or results of operations. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting it have been identified or will be corrected. Further, the

Company cannot accurately predict how many failures related to the Year 2000 problem will occur or the severity, duration or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

     o A significant number of operational inconveniences and inefficiencies for the Company and the Company's customers that may divert the Company's time and attention and financial and human resources from the Company's ordinary business activities; and

     o A lesser number of serious system failures (whether the Company's systems or those of its vendors, suppliers, manufacturers, distributors and marketing partners) that may require significant efforts by the Company, its customers or third parties to prevent or alleviate material business disruptions.

     Costs

     Other than time spent by the Company's own personnel, to date the Company has not incurred any significant costs in identifying and remediating Year 2000 problems.

     The Company's Contingency Plans

     The Company believes its plans for addressing the Year 2000 problem are adequate. The Company does not believe it will incur a material financial impact from system failures, or from the costs associated with assessing and addressing the risks of failure, arising from the Year 2000 problem. Consequently, the Company does not intend to create a detailed contingency plan. In the event that the Company does not adequately identify and resolve its Year 2000 issues, the absence of a detailed contingency plan may materially adversely affect its business, financial condition and results of operations.

European Monetary Union

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries adopted the euro as their common legal currency. The eleven participating countries will now issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     The Company does not denominate its international licensing agreements in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is not subject to a material impact to its financial position or results of operations.


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

     Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Company.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


Item 11.  Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


Item 13.  Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements.

          Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

     (2) Financial Statement Schedule. Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

     (3)  Exhibits.  Reference  is made to the Index to Exhibits on Page 34.

(b) Reports on Form 8-K. No Reports on Form 8-K have been filed during the quarter ended December 31, 1998. The Company filed a Current Report on Form 8-K on March 25, 1999 relating to its issuance of a $10.0 million Senior Secured Convertible Note and its proposed issuance of $20.0 million of Series D Cumulative Convertible Preferred Stock to certain investors.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 1999.

                                         COLLAGENEX PHARMACEUTICALS, INC.

                                         By:/s/Brian M. Gallagher
                                            ------------------------------------
                                            Brian M. Gallagher, Ph.D., President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                        Title                  Date
---------------------------------  --------------------------  -----------------

/s/ Brian M. Gallagher, Ph.D.      President, Chief            March 29, 1999
---------------------------------  Executive Officer and
    Brian M. Gallagher, Ph.D.      Director (Principal
                                   Executive Officer)

/s/ Nancy C. Broadbent             Chief Financial Officer,    March 29, 1999
---------------------------------  Treasurer and Secretary
    Nancy C. Broadbent             (Principal Financial and
                                   Accounting Officer)

/s/ Helmer P.K. Agersborg, Ph.D.   Chairman of the Board and   March 29, 1999
---------------------------------  Director
    Helmer P.K. Agersborg, Ph.D.

/s/ James E. Daverman              Director                    March 29, 1999
---------------------------------
    James E. Daverman

                                   Director
---------------------------------
    Robert J. Easton

                                   Director
---------------------------------
    Stephen W. Ritterbush, Ph.D.

/s/ Pieter J. Schiller             Director                    March 29, 1999
---------------------------------
    Pieter J. Schiller

/s/ Terence E. Winters, Ph.D.      Director                    March 29, 1999
---------------------------------
    Terence E. Winters, Ph.D.

/s/ Peter R. Barnett               Director                    March 29, 1999
---------------------------------
    Peter R. Barnett

                                  EXHIBIT INDEX

 Exhibit No.                        Description of Exhibit
 -----------                        ----------------------

    3.1(a)    Amended and Restated Certificate of Incorporation.
    3.2(a)    Amended and Restated Bylaws.
    4.1(a)    Registration  Rights  Agreement  dated  September  29, 1995 by and among the Company and certain investors, as supplemented.
    4.2(a)(b) Letter dated  December 16, 1993 re:  certain rights of the Company with respect to certain  securities  of the Company owned by Brian
              M. Gallagher, Ph.D.
    4.3(a)    Fourth Investment  Agreement as of September 29, 1995 by and among the Company and certain Investors.
    4.4(d)    Shareholder Protection Rights Agreement, dated as of September 15,
              1997,  between  the Company and  American  Stock  Transfer & Trust
              Company which includes (i) the Form of Rights Certificate and (ii)
              the Certificate of Designation of Series A Participating Preferred
              Stock of the Company.
    4.5(j)    Amendment No. 1 to Shareholder Protection Rights Agreement,  dated as of March 16,  1999,  between  the Company  and  American  Stock
              Transfer & Trust Company.
  +10.1(a)    Assignment of, Amendment to and Restatement of Agreement, with all exhibits, as amended, and schedules, dated January 13, 1992 by and among the Company,  Johnson & Johnson Consumer Products,  Inc. and
              Research Foundation of State University of New York.
  +10.2(a)    Supply  Agreement  dated  January 23, 1995 between the Company and
              Hovione International Limited.
  +10.3(a)    Manufacturing  Agreement  as of April 12,  1996 by and between the
              Company and Applied Analytical Industries, Inc.
   10.4(a)    Form of  Non-Disclosure  Agreement  executed by all  Employees  as employed from time to time.
   10.5(a)(b) Form of  Non-Competition  Agreement  executed  by each of Brian M.
              Gallagher, Ph.D., Nancy C. Broadbent and Robert A. Ashley.
   10.6(a)    Form  of  Mutual  Non-Disclosure  Agreement  executed  by  certain consultants  and research  collaborators  as retained from time to time.
   10.7(a)(b) Form  of  Indemnification   Agreement  executed  by  each  of  the
              Company's directors and officers.
   10.8(a)    Forms of Consulting  Agreement  executed by each of Lorne M. Golub and Thomas F. McNamara.
   10.9(a)    Form of  Material  Transfer  Agreement  between  the  Company  and
              Researchers.

 Exhibit No.                        Description of Exhibit
 -----------                        ----------------------

   10.10(g)   Lease  Agreement  dated  September 5, 1995 between the Company and
              Stocking  Works  Associates  (incorporated  by  reference  to  the
              Company's   Registration   Statement  on  Form  S-1  (File  Number
              333-3582)  which became  effective on June 20,  1996),  as amended effective  January  1, 1997 (such  amendment  is  incorporated  by reference  to the  Company's  Registration  Statement  on Form S-1
              (File Number  333-24151) which became effective on April 2, 1997), as amended  effective  January 1, 1998  (such  Amendment  is filed herewith).
   10.11(a)   Master  Consulting  Agreement dated September 19, 1994 between the
              Company and Quintiles, Inc.
   10.12(a)(b)1992 Stock Option Plan of the Company, as amended to date. 10.13(a)(b)1996 Stock Plan of the Company.
   10.14(a)(b)1996 Non-Employee Director Stock Option Plan of the Company. +10.15(c) License Agreement dated July 18, 1996 by and between the Company and Boehringer Mannheim Italia.
   10.16(e)   Letter  Agreement  dated June 24, 1997 relating to CoreStates Bank
              N.A. line of credit,  together with Master  Commercial  Promissory
              Note.
   10.17(e)   Consulting and Contract  Service  Agreement dated February 1, 1997 by and between the Company and Innovative Customer Solutions, Ltd.
   10.18(g)   Lease  Agreement  dated  August 22,  1997  between the Company and
              Stocking Works  Associates  which became effective on September 1,
              1997.
   10.19(h)   Contract between  Quintiles  Scotland Ltd. and the Company,  dated
              April 28, 1998.
  +10.20(i)   License  Agreement  dated as of June 30,  1998 by and  between the
              Company and Laboratories Pharmascience S.A.
  +10.21(i)   Exhibit A to the  Manufacturing  Agreement as of April 12, 1996 by
              and between the Company and Applied Analytical  Industries,  Inc.,
              filed with the Company's  Registration Statement on Form S-1 (File
              Number 333-3582) which became effective on June 20, 1996.
  +10.22(i)   Co-Promotion  Agreement dated October 13, 1998 between  SmithKline
              Beecham Consumer Healthcare, L.P. and the Company.
  +10.23(i)   Distribution  Services  Agreement  dated  August 15, 1998  between
              Cord Logistics, Inc. and the Company.
   10.24(j)   Convertible  Loan and  Security  Agreement  dated as of March  19,
              1999,  between OCM  Principal  Opportunities  Fund,  L.P.  and the
              Company.
   10.25(j)   Convertible  Note dated  March 19,  1999,  made by the  Company in favor of OCM Principal Opportunities Fund, L.P.
   10.26(j)   Stock  Purchase  Agreement  dated  March  19,  1999,  between  the
              Company,   OCM  Principal   Opportunities  Fund,  L.P.  and  other
              Purchasers set forth therein.
   21(f)      List of subsidiaries of the Registrant.
   23.1       Consent of KPMG LLP.

 Exhibit No.                        Description of Exhibit
 -----------                        ----------------------

   27         Financial Data Schedule.

--------------
+ Confidential treatment has been requested and granted for a portion of this Exhibit.
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.
(b) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 which was filed with the Securities and Exchange Commission on October 29, 1996.
(d) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1997, which was filed with the Securities and Exchange Commission on September 17, 1997.
(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which was filed with the Securities and Exchange Commission on August 1, 1997.
(f) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 28, 1997.
(g) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 30, 1998.
(h)  Incorporated by reference to the
     Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which was filed with the Securities and Exchange Commission on August 14, 1998.
(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which was filed with the Securities and Exchange Commission on November 16, 1998.
(j) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 19, 1999 which was filed with the Securities and Exchange Commission on March 25, 1999.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----

Report of Independent Accountants................................     F-2

Consolidated balance sheets as of December 31, 1997 and 1998.....     F-3

Consolidated   statements  of  operations  for  the  years  ended
  December 31, 1996, 1997, and 1998..............................     F-4

Consolidated  statements of  stockholders'  equity  (deficit) for
  the years ended December 31, 1996, 1997 and 1998...............     F-5

Consolidated  statements  of  cash  flows  for  the  years  ended
  December 31, 1996, 1997 and 1998...............................     F-6

Notes to consolidated financial statements.......................     F-7

Financial Statement Schedule
  Schedule of Valuation and Qualifying Accounts..................     F-21

                          Independent Auditors' Report



The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:


We have audited the consolidated financial statements of CollaGenex Pharmaceuticals, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex
Pharmaceuticals, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/   KPMG LLP


Princeton, New Jersey
January 29, 1999, except as to note 13, which is as of March 19, 1999

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998

                  (dollars in thousands, except per share data)

                      Assets                           1997       1998
                                                     ---------  ---------

Current assets:
    Cash and cash equivalents...................   $   16,379  $    3,286
    Short term investments......................        6,392       6,964
    Accounts receivable, net of allowance
      of $293 in 1998...........................           --       3,045
    Inventories (note 3)........................           --         342
    Prepaid expenses and other current assets...          278         823
                                                     --------   ---------

             Total current assets...............       23,049      14,460

Equipment, net (note 3).........................          103         267
Other assets....................................           13          13
                                                     --------   ---------
           Total assets.........................   $   23,165  $   14,740
                                                     ========   =========

       Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable.............................  $      551  $   2,914
    Accrued expenses (note 3)....................       1,906      2,545
                                                     --------   --------

           Total current liabilities.............       2,457      5,459
                                                     --------   --------

Stockholders' equity (notes 6 and 7):
    Preferred stock, $0.01 par value, 5,000,000
      shares authorized, no shares outstanding in
      1997 and 1998..............................          --         --
    Common stock, $0.01 par value; 25,000,000
      shares authorized, 8,567,579 and 8,587,204
      shares issued and outstanding in 1997
      and 1998, respectively.....................          86         86
    Additional paid in capital...................      47,297     47,317
    Deferred compensation (note 7)...............        (313)      (194)
    Accumulated deficit..........................     (26,362)   (37,928)
                                                      -------    -------

           Stockholders' equity.................       20,708      9,281

Commitments (notes 5, 9, 10, 12 and 13)
                                                      -------    -------
           Total   liabilities  and  stockholders' $   23,165  $  14,740
           equity...............................
                                                     ========   ========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

              For the years ended December 31, 1996, 1997 and 1998

                  (dollars in thousands, except per share data)

                                            1996       1997         1998
                                          ---------  ----------  ------------

Revenues:
    Product sales...................... $       -- $        -- $       3,053
    License revenues...................        400         325           400
    Contract revenues..................         --           9             8
                                          ---------  ----------  ------------
         Total revenues................        400         334         3,461
                                          ---------  ----------  ------------

Operating expenses:
    Cost of product sales..............         --          --           745
    Research and development
      (notes 9 and 12).................      4,436       4,200         4,670
    Selling, general and administrative      2,527       6,096        10,600
                                          ---------  ----------  ------------
         Total operating expenses......      6,963      10,296        16,015
                                          ---------  ----------  ------------
         Operating loss................     (6,563)     (9,962)      (12,554)

Interest Income.. .....................        645       1,338           988
                                          ---------  ----------  ------------
         Net loss...................... $   (5,918) $   (8,624) $    (11,566)
                                          =========  ==========  ============

Accretion of undeclared
    dividends attributable to
    mandatorily redeemable
    convertible preferred stock........ $      720 $         -- $          --
                                          =========  ==========  ============

Net loss allocable to common
    stockholders....................... $   (6,638) $   (8,624) $    (11,566)
                                          =========  ==========  ============

Net loss per share (note 2):
    Basic.............................. $    (1.74) $    (1.04) $      (1.35)
    Diluted............................      (1.72)      (1.04)        (1.35)
                                          =========  ==========    ==========

Shares used in computing net loss
  per share (note 2):
    Basic............................    3,808,734   8,291,167     8,579,054
    Diluted..........................    3,863,734   8,291,167     8,579,054
                                         =========   =========     =========

          See accompanying notes to consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

            Consolidated Statements of Stockholders' Equity (Deficit)

              For the years ended December 31, 1996, 1997 and 1998

                             (dollars in thousands)

                                                                            Additional                                 Total
                                                         Common stock         paid-in                                stockholders'
                                                     --------------------
                                                     Number of     Par        capital      Deferred     Accumulated    equity
                                                       shares     value      (deficit)    compensation    deficit     (deficit)
                                                     ---------  ---------    ------------ ------------  -----------  -------------

Balance, December 31, 1995 ........................    312,659   $       3   $  (1,744)   $     (20)    $(11,820)    $(13,581)

     Exercise of common stock options (note 7) ....     23,750          --           6           --           --            6
     Issuance of common stock at $10 per share in
        conjunction with the Initial Public
        Offering, net of issuance costs ............ 2,000,000          20      18,007           --           --       18,027
     Accretion of undeclared dividends on
        mandatorily redeemable convertible
        preferred stock (note 4) ...................        --          --        (720)          --           --         (720)
     Conversion of mandatorily redeemable
        convertible preferred stock into common
        stock in conjunction with the Initial
        Public Offering ............................ 5,199,124          52      19,576           --           --       19,628
     Deferred compensation resulting from grant
        of options (note 7) ........................        --          --         426         (426)          --           --
     Amortization of deferred compensation .........        --          --          --          150           --          150
     Net loss ......................................        --          --          --           --       (5,918)      (5,918)
                                                     ---------   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1996 ......................... 7,535,533          75      35,551         (296)     (17,738)      17,592

     Exercise of common stock options (note 7) .....    32,046           1          52           --           --           53
     Issuance of common stock at $12.50 per share
        in conjunction with follow-on Offering,
        net of issuance costs (note 6) ............. 1,000,000          10      11,552           --           --       11,562
     Deferred compensation resulting from
        grant of options (note 7) ..................        --          --         142         (142)          --           --
     Amortization of deferred compensation .........        --          --          --          125           --          125
     Net loss ......................................        --          --          --           --       (8,624)      (8,624)
                                                     ---------   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1997 ......................... 8,567,579          86      47,297         (313)     (26,362)      20,708

     Exercise of common stock options (note 7) .....    19,625          --          20           --           --           20
     Amortization of deferred compensation .........        --          --          --          119           --          119
     Net loss ......................................        --          --          --           --      (11,566)     (11,566)
                                                     ---------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1998 ......................... 8,587,204   $      86   $  47,317    $    (194)   $ (37,928)   $   9,281
                                                     =========   =========    =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the years ended December 31, 1996, 1997 and 1998

                             (dollars in thousands)

                                                      1996      1997      1998
                                                     --------  --------  -------
Cash flows from operating activities:
    Net loss..................................... $  (5,918) $ (8,624) $(11,566)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Noncash compensation expense..............       150       125       119
       Depreciation and amortization expense.....        17        31        66
       Change in assets and liabilities:
           Increase in accounts receivable.......        --        --    (3,045)
           Increase in inventories...............        --        --      (342)
           Increase in prepaid expenses and
           other assets..........................       (148)     (125)    (545)
           Increase in accounts payable..........         28       505    2,363
           Increase  in  accrued   expenses   and
           other liabilities.....................        304     1,107      639
                                                     -------   -------   -------
             Net cash used in operating
               activities........................     (5,567)   (6,981) (12,311)
                                                     --------   ------- --------

Cash flows from investing activities:
    Capital expenditures.........................        (57)      (78)    (230)
    Proceeds from the sale of short term
      investments................................      3,923    25,402    6,880
    Purchase of short term investments...........    (12,290)  (23,427)  (7,452)
                                                     --------  --------  -------

             Net cash (used in) provided by
               investing activities..............     (8,424)    1,897     (802)
                                                     --------  --------  -------

Cash flows from financing activities:
    Proceeds from issuance of common stock.......     18,033    11,615       20
                                                     --------  --------  -------
              Net cash provided by financing
                activities.......................     18,033    11,615       20
                                                     --------  --------  -------

Net increase (decrease) in cash and cash
 equivalents....................................       4,042     6,531  (13,093)

Cash and cash equivalents at beginning of period       5,806     9,848   16,379
                                                     --------  --------  -------
Cash and cash equivalents at end of period......   $   9,848 $  16,379 $  3,286
                                                     ========  ========  =======

Supplemental schedule of noncash financing
  activities:
    Deferred compensation........................  $     426 $     142 $      --
    Accretion of undeclared dividends
     attributable to mandatorily redeemable
     convertible preferred stock.................        720         --       --
    Conversion of mandatorily redeemable
     convertible preferred stock to common stock.     19,628         --       --
                                                     ========  ========  =======

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

                  (dollars in thousands, except per share data)

(1)  Business

     CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a pharmaceutical enterprise engaged in the development and commercialization of innovative, proprietary medical therapies for the treatment of periodontal disease and other pathologies. The Company, through its own sales and marketing force, is currently marketing Periostat(R) (doxycycline hyclate), the Company's lead drug for the treatment of adult periodontal disease which received approval from the U.S. Food & Drug Administration (the "FDA") in September 1998. The Company has other compounds in the research and development stage.

     The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.). All intercompany accounts and transactions have been eliminated in consolidation. As a result of the product approval and revenues earned on product sales during 1998, the Company is no longer in the development stage as it was in prior years.

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

     Short-Term Investments

     Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the company classifies its short-term investments as available for sale.
     Available for sale securities are recorded at their fair value, which approximates cost, of the investments based on quoted market prices at December 31, 1997 and 1998. The Company considers all of its short-term investments to be available for sale.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)

     Inventories

     Inventories are stated at the lower cost or market. Cost is determined using the first-in, first-out method.

     Equipment

     Equipment, consisting of computer and office equipment and exhibit equipment, is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

     Product Sales

     In September 1998, the Company received clearance from the FDA to market Periostat. The Company has the exclusive right to market Periostat in the United States. In November, the Company began shipping Periostat to wholesalers throughout the United States. The Company recognizes sales revenue upon shipment. Sales are reported net of allowances for discounts, rebates, chargebacks and product returns.

     License Revenues

     Revenue from license arrangements is recognized when the related milestones are met by the Company and when all of the Company's significant performance obligations under the terms of the arrangement have been satisfactorily completed.

     Contract Revenues

     Contract revenues are earned and recognized according to the provisions of each collaborative agreement. Contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement and when the Company's significant performance obligations have been satisfactorily completed.

     Research and Development

     Research and product development costs are expensed as incurred.

     Accounting for Income Taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


     reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

     Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock-Based Compensation

     As described in note 7, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized over the respective vesting periods of the option grants.

     Concentration of Credit and Other Risks

     The company invests its excess cash in deposits with major U.S. financial institutions, money market funds, U.S. Government obligations and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses.

     The Company currently contracts with a single source for the domestic manufacturing of Periostat which is sold throughout the United States exclusively to wholesale and retail distributors. During 1998, two of these customers accounted for 28% and 27%, of net product sales, respectively.

     The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)

     the Company's sales and marketing plans, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainties related to clinical trials of products under development.

     Equity Security Transactions

     Prior to the Company's initial public offering consummated in June 1996 (the "IPO"), the Board of Directors had established the fair value of equity securities based upon facts and circumstances existing at the dates such equity transactions occurred, including the price at which equity instruments were sold to independent third parties. Subsequent to the IPO, fair market value is determined based on the quoted market price of the Company's stock.

     Net Loss Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was adopted by the Company on December 31, 1997. In accordance with the pronouncement, all prior year earnings per share data have been restated upon adoption to conform to the new standards. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes potentially dilutive securities, including stock options, and is calculated by dividing income
     (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share, reflects the dilution to earnings that would occur if convertible securities, stock options and potentially dilutive securities were converted into common stock resulting in the issuance of common stock.

     Pursuant to Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998, for periods prior to the Company's IPO, all common stock issued during the periods prior to the IPO for nominal consideration are to be included in the calculation of basic net loss per share as if they were outstanding for all periods presented. Similarly, common stock and potential common stock issued during the periods prior to the IPO for nominal consideration have been included in the calculation of diluted net loss per share, even though anti-dilutive, as if outstanding for all periods presented (55,000 shares for 1996). 1996 per share data reflects this guidance. In the calculation of net loss per share for 1996, accretion of undeclared dividends attributable to mandatorily redeemable convertible preferred stock is included as an increase to the net loss.

     Options to purchase 1,016,829 shares of common stock at prices ranging from $0.20 to $13.50 per share were outstanding at December 31, 1998 but were not included in the

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


     computation of net loss per share because the effect would have been anti-dilutive for the periods presented. As a result, basic and diluted loss per share are the same for 1997 and 1998. These options expire through 2008.

     Reclassification

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the current year presentation.

(3)  Composition of Certain Financial Statement Captions

     Inventories

     Inventories at December 31, 1997 and 1998 consists of the following:

                                                   1997              1998
                                                -----------        ----------

     Raw materials.......................      $        --        $      124
     Finished goods......................               --               218
                                                -----------        ----------
                                               $        --        $      342
                                                ===========        ==========

     Equipment

     Equipment at December 31, 1997 and 1998 consists of the following:

                                                   1997              1998
                                                -----------        ----------
      Computer and office equipment.......      $      125        $      198
      Exhibit equipment...................              28               185
                                                -----------        ----------
                                                       153               383
      Less accumulated depreciation.......             (50)             (116)
                                                -----------        ----------
                                                 $     103        $      267
                                                ===========        ==========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


      Accrued Expenses

      Accrued expenses at December 31, 1997 and 1998 consists of the following:

                                                   1997              1998
                                                -----------       -----------

      Contracted development and
         manufacturing costs..............      $     1,086        $      984
      Sales and marketing costs...........              299               637
      Payroll and related costs...........              244               421
      Professional and consulting fees....              212               268
      Royalties...........................               12               163
      Miscellaneous taxes.................               17                29
      Other...............................               36                43
                                                -----------        ----------
                                                $     1,906        $    2,545
                                                ===========        ==========

(4)  Mandatorily Redeemable Convertible Preferred Stock

     The Company completed the sale of its Series A, Series B and Series C mandatorily redeemable convertible preferred stock ("Series A, Series B and Series C", respectively) in 1992, 1993 and 1995 at per share prices of $1.00, $1.675 and $2.00, respectively. Aggregate net cash proceeds from such equity transactions totaled $13,508 ($16,533 after conversion of promissory notes and accrued interest to preferred stock).

     During 1995, the Company issued convertible promissory notes in the principal amount of $3,029 to various Series A and Series B preferred stockholders. The convertible promissory notes bore interest at 10% per annum with maturity dates of February and July 1996. Principal plus accrued interest on the convertible promissory notes totaling $3,025 were converted into 1,512,344 shares of Series C mandatorily redeemable convertible preferred stock in September 1995 in accordance with the terms of the financing agreement upon the closing of the Series C mandatorily redeemable convertible preferred stock sale. One convertible promissory note aggregating $132 (principal plus accrued interest) was repaid to the note holder in September 1995.

     The holders of Series A, Series B and Series C were originally entitled to cumulative dividends at an annual rate of 9% of the original purchase price per share on the date of issuance, if and when declared. Such amounts have been accreted in the accompanying consolidated financial statements for the respective historical periods in which they accumulated. In June 1996, upon the closing of the IPO, all issues of the mandatorily redeemable convertible preferred stock were converted into 5,199,124 common shares,

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)



     and all undeclared dividends previously accreted were forfeited. All rights with respect to the above noted securities ceased.

(5)  Line of Credit

     On June 26, 1997, the Company entered into a credit arrangement consisting of a $5,000 line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equals or exceeds $10,000, which was met at December 31, 1998. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at December 31, 1997 and 1998.

(6)  Stockholders' Equity

     The Company's Board of Directors may without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.

     On June 20, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at $10 per share. Net proceeds to the Company after underwriting fees and all related expenses were $18,027.

     On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds for the offering after underwriting fees and all related expenses was $11,562.

     The Company maintains a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each common shareholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 1998, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)



     separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right. In March 1999, the Company amended its Rights Plan to specifically exclude an initial issuance of the Company's Series D Cumulative Convertible Preferred Stock, to be effected upon the attainment of requisite stockholder approval.

(7)  Stock Option Plans

     The Company has three stock-based compensation plans (the "Plans") and has adopted the disclosure-only provisions of SFAS 123. The Company continues to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options issued to employees at exercise prices equal to the market value on the measurement date.

     Deferred compensation of $426 and $142 was recorded in 1996 and 1997, respectively, for options granted where the market value of the Company's stock on the measurement date exceeded the exercise price of such options. Deferred compensation is being amortized to compensation expense in the accompanying consolidated statement of operations over the respective vesting periods of such grants ($150, $125 and $119 in 1996, 1997 and 1998, respectively).

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

     The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 750,000 options of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonstatutory options granted to

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


     individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of 10 years and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

     In March 1996, the Board of Directors approved a nonqualified plan for the issuance of stock options to non-employee directors under the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). Under this plan, 300,000 shares on May 8, 1997, of common stock are reserved for issuance at an exercise price equal to the fair market value on the date of grant. Such options vest 20% per annum commencing one year from the grant date.

     In May and June of 1996, 11,000 options were granted to employees at an exercise price of $2.00 per share. These grants were not issued under the terms of any of the above Plans. All options granted to employees subsequent to the IPO were granted under the 1996 Plan.

     At December 31, 1998, there were 111,250 shares available for grant under the 1996 Plan and 150,000 under the Non-Employee Director Plan.

     The following table summarizes stock option activity for 1996 through 1998:

                                                                Exercise price
                                                  Shares          per share
                                                -----------     --------------

      Balance, December 31, 1995..........          233,500     $  0.20 - 1.20
        Granted...........................          200,500        2.00 - 10.00
        Exercised.........................          (23,750)       0.20 - 0.355
                                                -----------

      Balance, December 31, 1996..........          410,250        0.20 - 10.00
        Granted...........................          348,750        9.00 - 13.50
        Exercised.........................          (32,046)       0.20 - 2.00
        Cancelled.........................           (1,000)      0.355 - 1.20
                                                -----------

      Balance, December 31, 1997..........          725,954        0.20 - 13.50
        Granted...........................          313,500        6.25 - 13.25
        Exercised.........................          (19,625)      0.355 - 2.00
        Cancelled.........................           (3,000)          6.75
                                                -----------

      Balance, December 31, 1998..........        1,016,829      $ 0.20 - 13.50
                                                ===========      ==============

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)



     As of December 31, 1998, the Plans had the following options outstanding and exercisable by price range as follows:

                                 Outstanding                   Exercisable
                      ----------------------------------- ----------------------
                                   Weighted    Weighted              Weighted
                                   average      average              average
         Range of                 remaining    exercise              exercise
         exercise     Number of  contractual   price per  Number of  price per
          prices       shares        life        share     shares      share
      --------------- ---------  -----------   ---------  --------   ---------
       $0.20 - 2.00    228,079     6.7 years    $   1.01   174,204    $   0.81
       6.25 - 10.00    517,000     8.6 years        8.32    92,075        9.49
       10.25 - 13.50   271,750     8.9 years       11.35    84,512       11.21
                     ---------                  --------   -------    --------
                     1,016,829                  $   7.49   350,791    $   5.59
                     =========                  ========   =======    ========

     Had the Company determined compensation cost for options granted during 1995, 1996, 1997 and 1998 under SFAS 123 based on the fair value at the measurement date, the Company's net loss would have been increased to the pro forma amounts shown below:

                                       1996           1997            1998
                                    ------------  -------------   -------------

      Net loss allocable to common
       stockholders:
         As reported..............   $   6,638     $     8,624      $  11,566
         Pro forma................       6,730           9,267         12,487

      Net loss per basic share:
         As reported.............   $     1.74     $      1.04     $     1.35
         Pro forma...............         1.77            1.12           1.46

      Net loss per diluted share:
         As reported.............   $     1.72     $      1.04     $     1.35
         Pro forma................        1.74            1.12           1.46

     Pro forma net loss reflects only options granted in 1995, 1996, 1997 and 1998. Consequently, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)

     The weighted average fair values of stock options granted during 1996, 1997 and 1998 were $7.00, $5.93 and $4.64 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following assumptions:

                                       1996           1997           1998
                                   ------------   ------------   -------------

      Expected life in years..          7              5               5
      Risk-free interest rate.         7.5%          6.25%           6.25%
      Volatility..............         60%            60%             60%
      Dividend yield..........          0%             0%             0%


(8)  Income Taxes

     As of December 31, 1998, the Company has approximately $35,300 of Federal and $29,571 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in the year 2007 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $1 million annual limitation. The Company also has research and development tax credit carryforwards of approximately $500, which begin expiring in 2007, and are available to reduce Federal income taxes.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1997 and 1998 are presented below:

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


                                                   1997              1998
                                                -----------      -----------

      Deferred tax assets:
        Capitalized start up costs........      $       931      $       677
        Net operating loss carryforwards..            8,078           14,145
        Tax credit carryforward...........              206              500
        Accrued expenses..................              170              134
                                                -----------      -----------

          Total gross deferred tax assets.            9,385           15,456

        Less valuation allowance..........           (9,383)         (15,450)
                                                -----------      -----------

          Total deferred tax assets.......                2                6
       Deferred tax liability:
        Depreciation......................               (2)              (6)
                                                -----------      -----------

          Total gross deferred tax liability             (2)              (6)
                                                -----------      -----------
          Net deferred taxes..............      $        --      $        --
                                                ===========      ===========


     The net change in the valuation allowance for the years ended December 31, 1997 and 1998 were increases of approximately $1,878 and $6,067 respectively, related primarily to additional net operating losses incurred by the Company.

(9)  Technology License

     At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company incurred royalties of $50 in 1996 and 1997, respectively, and $200 in 1998.

     In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


(10) Commitments and Contingencies

     The Company maintains various operating leases, primarily for office space. As of December 31, 1998, future minimum rent payments under noncancellable leases are as follows:

                         1999.........      $  82
                         2000.........         82
                                            -----
                           Total......      $ 164
                                            =====


     Rent expense for the years ended December 31, 1996, 1997 and 1998 totaled $63, $70 and $86, respectively.

(11) 401(k) Salary Reduction Plan

     In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1996, 1997 or 1998 in accordance with the terms of the 401(k) Plan.

(12) Contract Research Agreement

     In May 1998, the Company entered into a three year evaluation testing agreement with SUNY pursuant to which SUNY will evaluate certain compounds supplied by the Company under which the Company will pay SUNY up to $1,570. Either party may terminate the agreement at any time. Costs incurred during 1998 were $333.

     The Company has entered into several contract research agreement with another research company to provide certain clinical monitoring, data management, statistical analysis and regulatory services on behalf of the Company. The Company is billed as research services are performed. Costs incurred under this agreement aggregated approximately $1,766, $1,064 and $1,837 for 1996, 1997 and 1998, respectively.

(13) Subsequent Event

     On March 19, 1999, the Company received $10 million in proceeds from the issuance of a Senior Secured Convertible Note (the "Note") to OCM Principal Opportunities Fund, L.P. ("OCM"). The Note bears interest at a rate of 12% per annum, is due one year from

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1996, 1997 and 1998, Continued

                  (dollars in thousands, except per share data)


     the date of issuance and is secured by certain intellectual property of the Company. The Note must be repaid with the proceeds from the issuance of Series D Cumulative Convertible Preferred Stock (the "Preferred Stock") prior to June 30, 1999 (see below). If the Note has not been repaid with the proceeds of the Preferred Stock financing by June 30, 1999, the Note is convertible, at the holder's option, into 1,538,462 shares of the Company's common stock. In addition, any interest due on the Note would also be convertible into shares of common stock at a conversion price of $6.50 per share.

     Simultaneous with the execution of the Note, the Company entered into an agreement to issue $20 million in Preferred Stock at a purchase price of $100 per share to OCM and other investors contingent upon and as soon as practicable following stockholder approval at the Annual Meeting on May 11, 1999. During the first three years following issuance, the Preferred Stock would pay dividends in common stock at a rate of 8.4% per annum. Thereafter, the Preferred Stock would pay dividends in cash at a rate of 8.0% per annum. The Preferred Stock would be convertible by the holder into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment, at any time.

                                                                     SCHEDULE II



                 CollaGenex Pharmaceuticals, Inc. and Subsidiary
                          Financial Statement Schedule
                        Valuation and Qualifying Accounts
                          Year Ended December 31, 1998
                                 (in thousands)

------------------------------------------------------------------------------
     Col A         Col B            Col C           Col D         Col E
------------------------------------------------------------------------------
  Description   Balance 1/1/98   Additions       Deductions  Balance 12/31/98

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                               Charged to    Other
                                Costs and
                               Expenses or
   Accounts                     Revenues
  Receivable
  Allowance                --        $293      --         --              $293
------------------------------------------------------------------------------