Form 10-Q
period 1999-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 1999-05-07
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                             Commission File Number
                                     0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            52-1758016
------------------------------------                    ------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

301 South State Street, Newtown, PA                                      18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (215) 579-7388
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes:  X                                              No:
                ----                                                ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1999:

          Class                                              Number of Shares
---------------------------                             ------------------------
Common Stock $.01 par value                                    8,589,704

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION............................................   1

     Item 1.  Financial Statements........................................   1

              Condensed Consolidated Balance Sheets as of December 31,
                 1998 and March 31,1999 (unaudited).......................   2

              Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1998 and 1999 (unaudited)...   3

              Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1999 (unaudited)...   4

              Notes to Condensed Consolidated Financial Statements
                 (unaudited)..............................................   5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   7

              Results of Operations.......................................   8

              Liquidity and Capital Resources.............................   9

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................   12

PART II. OTHER INFORMATION................................................   13

     Item 2.  Changes in Securities and Use of Proceeds...................   13

     Item 5.  Other Information...........................................   13

     Item 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURES................................................................   15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      December 31, 1998 and March 31, 1999

                                                                             DECEMBER 31,                 MARCH 31,
                                  ASSETS                                        1998                        1999
                                                                            --------------              -------------
                                                                                                         (unaudited)
                                                                        (dollars in thousands, except per share data)
Current assets:
   Cash and cash equivalents...........................................       $   3,286                  $  13,213
   Short term investments..............................................           6,964                      2,972
   Accounts receivable, net of allowance of $293 and $303 in 1998
     and 1999, respectively............................................           3,045                      2,189
   Inventories.........................................................             342                        528
   Prepaid expenses and other current assets...........................             823                        625
                                                                              ---------                  ---------
         Total current assets..........................................          14,460                     19,527

Equipment, net.........................................................             267                        262
Other assets...........................................................              13                         39
                                                                              ---------                  ---------
         Total assets..................................................       $  14,740                  $  19,828
                                                                              =========                  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Convertible note payable............................................      $       --                 $   10,000
   Accounts payable....................................................           2,914                      3,203
   Accrued expenses....................................................           2,545                      2,400
                                                                              ---------                  ---------
         Total current liabilities.....................................           5,459                     15,603
                                                                              ---------                  ---------
Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; no
     shares outstanding................................................              --                         --
   Common stock, $0.01 par value; 25,000,000 shares authorized, 8,587,204 and 8,589,704 shares issued and outstanding in 1998 and 1999,
     respectively                                                                    86                         86
   Additional paid in capital..........................................          47,317                     47,320
   Deferred compensation...............................................            (194)                      (164)
   Accumulated deficit.................................................         (37,928)                   (43,017)
                                                                              ---------                  ---------
         Stockholders' equity..........................................           9,281                      4,225
                                                                              ---------                  ---------
Commitments
         Total liabilities and stockholders' equity....................       $  14,740                  $  19,828
                                                                              =========                  =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1999
                                   (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                      1998             1999
                                                                                --------------  ----------------
                                                                        (dollars in thousands, except per share data)
Revenues:
   Product sales.......................................................       $          --         $       2,410
   Contract revenues...................................................                   3                     8
                                                                              -------------         -------------
         Total revenues................................................                   3                 2,418
                                                                              -------------         -------------
Operating expenses:
   Cost of product sales...............................................                  --                   543
   Research and development............................................                 999                   938
   Selling, general and administrative.................................               1,415                 6,096
                                                                              -------------         -------------
         Total operating expenses......................................               2,414                 7,577
                                                                              -------------         -------------
         Operating loss................................................               2,411                 5,159
Other income (expense):
Interest income........................................................                 304                   114
Interest expense.......................................................                  --                   (44)
                                                                              -------------         -------------
         Net loss......................................................       $      (2,107)        $      (5,089)
                                                                              =============         =============
Net loss per share:
   Basic and Diluted...................................................       $       (0.25)        $       (0.59)
                                                                              =============          ============

Shares used in computing net loss per share:
   Basic and Diluted...................................................           8,568,162             8,589,037
                                                                              =============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1999
                                   (unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1998            1999
                                                                                  ------------  --------------
                                                                                      (dollars in thousands)
Cash flows from operating activities:
   Net loss..............................................................      $     (2,107)       $  (5,089)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense......................................                31               30
       Depreciation and amortization expense.............................                 9               33
       Change in assets and liabilities:
         Decrease in accounts receivable.................................                --              856
         Increase in inventories.........................................                --             (186)
         (Increase) decrease in prepaid expenses and other assets........               (47)             172
         Increase (decrease) in accounts payable.........................              (157)             289
         Decrease in accrued expenses....................................               (88)            (145)
                                                                               ------------        ---------
                  Net cash used in operating activities..................            (2,359)          (4,040)
                                                                               ------------        ---------
Cash flows from investing activities:
   Capital expenditures..................................................                (9)             (28)
   Proceeds from the sale of short term investments......................             3,199            4,492
   Purchase of short term investments....................................            (1,000)            (500)
                                                                               ------------        ---------
                  Net cash provided by investing activities..............             2,190            3,964
                                                                               ------------        ---------
Cash flows from financing activities:
   Proceeds from the issuance of convertible note payable................                --           10,000
   Proceeds from issuance of common stock................................                 4                3
                                                                               ------------        ---------
                  Net cash provided by financing activities..............                 4           10,003
Net increase (decrease) in cash and cash equivalents.....................              (165)           9,927
Cash and cash equivalents at beginning of period.........................            16,379            3,286
                                                                               ------------        ---------
Cash and cash equivalents at end of period...............................      $     16,214        $  13,213
                                                                               ============        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and footnotes.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiary (CollaGenex International, Ltd.). All intercompany accounts and transactions have been eliminated.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1999, its results of operations for the three months ended March 31, 1998 and 1999, and its cash flows for the three months ended March 31, 1998 and 1999. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

NOTE 2 -- SENIOR SECURED CONVERTIBLE NOTE AND EQUITY FINANCING:

     On March 19, 1999, the Company received $10 million in proceeds from the issuance of a Senior Secured Convertible Note (the "Note") to OCM Principal Opportunities Fund, L.P. ("OCM"). The Note bears interest at a rate of 12% per annum, is due one year from the date of issuance and is secured by the assets of the Company. The Note must be repaid with the proceeds from the issuance of Series D Cumulative Convertible Preferred Stock (the "Preferred Stock") prior to June 30, 1999 (see below). If the Note has not been repaid with the proceeds of the Preferred Stock financing by June 30, 1999, the Note is convertible, at the holder's option, into 1,538,462 shares of the Company's common stock. In addition, any interest due on the Note would also be convertible into shares of common stock at a conversion price of $6.50 per share.

     Simultaneous with the execution of the Note, the Company entered into an agreement to issue $20 million in Preferred Stock at a purchase price of $100 per share to OCM and other

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1999
                                  (UNAUDITED)
                                  (CONTINUED)

investors contingent upon and as soon as practicable following stockholder approval of such issuance at the Company's Annual Meeting of Stockholders on May 11, 1999. During the first three years following issuance, the Preferred Stock would pay dividends in common stock at a rate of 8.4% per annum. Thereafter, the Preferred Stock would pay dividends in cash at a rate of 8.0% per annum. The Preferred Stock would be convertible, at any time, by the holder into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. began operations in January 1992 and is focused on providing innovative medical therapies for the treatment of periodontitis and other pathologies characterized by the progressive degradation of the body's connective tissues. The Company's core technology involves inhibiting the activity of certain enzymes that degrade such connective tissues. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Periostat has been shipped to wholesale and retail distributors and is presently available to patients throughout the United States.

     Historically, the Company had operated with a minimal number of employees. Substantially all pharmaceutical development activities, including clinical trials, have been contracted to independent contract research and other organizations. The Company has recently increased, and expects to continue to increase, the number of its employees over the next several years, primarily in the selling, general and administrative areas.

     The Company has incurred losses each year since inception and had an accumulated deficit of $43.0 million at March 31, 1999. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment, risks relating to the Company's Year 2000 compliance and the Year 2000 compliance of the Company's vendors, suppliers, manufacturers, distributors, marketing partners and certain other parties, uncertainty relating to clinical trials of products under development and uncertainty relating to stockholder approval of the Company's proposed Preferred Stock financing and whether such Preferred Stock financing will be consummated in a timely fashion, if at all. The success of the Company depends to a large degree upon the market acceptance of

Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. In addition, there can be no assurance that any of the Company's product candidates (other than the FDA's approval of Periostat in the United States, as set forth above) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. During the three months ended March 31, 1999, the Company achieved net product sales of $2.4 million from the marketing of Periostat. The Company realized a net loss during the first quarter of 1999, resulting primarily from post-launch marketing activities incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of payments to third parties, including contract research organizations,
universities  and  clinical  investigators,   for  services  and  materials  for
research, drug development and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     The Company realized $2.4 million in net revenues during the three months ended March 31, 1999 compared to $3,000 during the three months ended March 31, 1998. Revenues for the first quarter of 1999 included $2.4 million in net sales of Periostat and $8,000 in contract revenues. Revenues for the three months ended March 31, 1998 were derived solely from contract revenues. There were no product sales for the three months ended March 31, 1998.

     Cost of product sales were $543,000 for the three months ended March 31, 1999, while there were no cost of product sales for the three months ended March 31, 1998. Such increase resulted from the Company's ongoing sales of Periostat.

     Research and development expenses for the three months ended March 31, 1999 were $938,000 compared to $999,000 for the three months ended March 31, 1998. This decrease resulted primarily from a shift in the Company's research and development expenditures from the FDA approval process relating to Periostat to manufacturing and formulation development for Periostat.

     Selling, general and administrative expenses increased to $6.1 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998.

This  increase  was  due  primarily  to  the  Company's   post-launch  marketing
activities related to Periostat and the hiring of additional sales personnel.

     Interest income decreased to $114,000 during the three months ended March 31, 1999 from $304,000 during the three months ended March 31, 1998. This decrease was due to lower balances in cash and short-term investments as a result of normal operating activities since the Company's follow-on public offering of Common Stock in April 1997. Interest expense was $44,000 for the three months ended March 31, 1999 for interest on the $10 million short term convertible note executed by the Company in March 1999. There was no interest expense during the three months ended March 31, 1998, as there was no debt then outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On March 19, 1999, the Company announced that it had entered into an agreement with investors who have committed to purchase $20.0 million of Series D Cumulative Convertible Preferred Stock (the "Preferred Stock") of the Company at a purchase price of $100 per share. In accordance with certain stockholder approval requirements of the Nasdaq Stock Market, Inc., the Preferred Stock financing is expected to be presented to the Company's common stockholders for approval at the Company's Annual Meeting of Stockholders in May 1999 and, assuming such approval, the Company expects to consummate the Preferred Stock financing as soon as practicable following such Annual Meeting of Stockholders. Simultaneous with the signing of the Preferred Stock financing agreement, the Company executed a Senior Secured Convertible Note (the "Note") pursuant to which the Company received $10.0 million from one of the investors in the financing transaction to be used for working capital purposes. The Note has a term of one year, bears interest at a rate of 12.0% per annum, must be repaid upon the closing of the Preferred Stock financing and is secured by the assets of the Company. In the event the Preferred Stock financing is not consummated by June 30, 1999, the noteholder shall have the option to convert the principal due under the Note into 1,538,462 shares of Common Stock. Any interest due under the Note would also be convertible into shares of Common Stock at a conversion price of $6.50 per share. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $16.2 million, an increase of $5.9 million from the $10.3 million balance at December 31, 1998.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at March 31, 1999 was $3.9 million, a decrease of $5.1 million from December 31, 1998. This decrease was primarily attributable to the operating loss incurred during the first quarter of 1999.

     Except as set forth in the foregoing paragraph, the Company had no debt or capital leases outstanding (other than accounts payable and accrued expenses) at March 31, 1999. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5.0 million line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at March 31, 1999.

     The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least 1999. Upon consummation of the equity financing, which is pending stockholder approval, the Company anticipates that its working capital will be sufficient to fund the Company's operations through mid-year 2000. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk.

                           PART II. OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES.

     The following information relates to all securities of the Company within the first quarter of 1999 which were not registered under the securities laws at the time of grant, issuance and/or sale:

     1. During the first quarter of 1999, the Company granted stock options outside of any stock plan. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The following table sets forth certain information regarding such grants during the quarter:

                        NUMBER                           EXERCISE
                      OF SHARES                           PRICE
                      ---------                          --------
                       192,500                            $10.06

     The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of all of the foregoing securities was exempt from registration under (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

ITEM 5.         OTHER INFORMATION.

     SENIOR SECURED CONVERTIBLE NOTE AND EQUITY FINANCING

     On March 19, 1999, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with OCM Principal Opportunities Fund, L.P. ("OCM") pursuant to which the Company issued OCM a convertible note raising $10.0 million in gross proceeds. In accordance with the Loan Agreement, the Company executed and delivered to OCM a 12% senior secured convertible note due March 18, 2000 in the principal amount of $10.0 million (the "Note"). The Note must be repaid upon the closing of that certain Stock Purchase Agreement dated March 19, 1999 (the "Purchase Agreement"), whereby the Company has agreed to sell to OCM and certain other investors shares of its Series D Cumulative Convertible Preferred Stock, $.01 par value per share, at an aggregate purchase price of $20.0 million. The consummation of the Purchase Agreement is subject to, among other things, approval of such transaction by the stockholders of the Company. The Company intends to seek such approval at its 1999 Annual Meeting of Stockholders. In the event the Purchase Agreement is not consummated by June 30, 1999, OCM shall have the option to convert the principal due under the Note into 1,538,462 shares of Common Stock. The interest due under the Note is also convertible into shares of Common Stock at a conversion price of $6.50 per share.

     Prior to entering into the Note, the Company executed an amendment to its Shareholder Protection Rights Agreement in order to exclude OCM as an Acquiring Person (as defined therein) with respect to the transactions set forth above.

     METASTAT

     In January  1998,  the  Company,  pursuant  to its  collaboration  with the
National Cancer Institute ("NCI"), initiated Phase I clinical trials with respect to Metastat, the Company's lead compound for the potential treatment of cancer metastasis. In February 1999, the Company released initial findings related to such studies. Those findings revealed that oral administration resulted in desired plasma concentrations with no dose-limiting side effects other than manageable photosensitivity. Subsequently, the NCI advised the Company that it believed that the level of photosensitivity, although manageable, could limit the commercial viability of Metastat. However, the NCI also advised the Company that it remains interested in the mechanism of action of this class of compounds and it intends to complete the current clinical trials to establish "proof of principle" with respect to a variety of surrogate markers. Meanwhile, the Company is accelerating the development of several new compounds which are proprietary derivatives of Metastat that have shown substantially lower levels of photosensitivity in IN VITRO studies. There can be no assurance that such compounds will be successfully developed or commercialized.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 - Lease Agreement dated March 15, 1999 between the Company and Newtown Venture IV Associates, effective May 15, 1999.

                  27 -     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  During the quarter ended March 31, 1999, the Company filed, on March 25, 1999, a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Company's issuance of a $10.0 million Senior Secured Convertible Note and its proposed issuance of $20.0 million of Series D Cumulative Convertible Preferred Stock to certain investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.



Date:    May  7, 1999               By:    /s/ Brian M. Gallagher, Ph.D.
                                           -------------------------------------
                                           Brian M. Gallagher, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:    May  7, 1999               By:    /s/ Nancy C. Broadbent
                                           -------------------------------------
                                           Nancy C. Broadbent
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)