Form 10-Q
period 1999-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 1999-08-12
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                             Commission File Number
                                     0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          52-1758016
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


41 University Drive, Newtown, PA                                         18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (215) 579-7388
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


301 South State Street, Newtown, PA 18940
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:   X                                  No:
                  ------                                   ------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1999:

                Class                                  Number of Shares
     ---------------------------                   ---------------------------
     Common Stock $.01 par value                           8,589,704

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION............................................  1

      Item 1.  Financial Statements.......................................  1

               Condensed Consolidated Balance Sheets as of December
                   31, 1998 and June 30, 1999 (unaudited).................  2

               Condensed Consolidated Statements of Operations for
                   the Three Months Ended June 30, 1998 and 1999
                   (unaudited)............................................  3

               Condensed Consolidated Statements of Operations for
                   the Six Months Ended June 30, 1998 and 1999
                   (unaudited)............................................  4

               Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 1998 and 1999
                   (unaudited)............................................  5

               Notes to Condensed Consolidated Financial Statements
                   (unaudited)............................................  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  9

               Results of Operations......................................  10

               Liquidity and Capital Resources............................  12

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk.......................................................  15

PART II. OTHER INFORMATION................................................  16

      Item 2.  Changes in Securities......................................  16

      Item 4.  Submission of Matters to a Vote of Security Holders........  16

      Item 5.  Other Information..........................................  17

      Item 6.  Exhibits and Reports on Form 8-K...........................  18

SIGNATURES................................................................  19

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       December 31, 1998 and June 30, 1999

                                                        DECEMBER 31,    JUNE 30,
                      ASSETS                               1998          1999
                                                        ------------   ---------
                                                                     (unaudited)

                                                        (dollars in thousands,
                                                        except per share data)

Current assets:
  Cash and cash equivalents ..........................    $  3,286     $ 21,640
  Short term investments .............................       6,964         --
  Accounts receivable, net of allowance of $293
   and $337 in 1998 and 1999, respectively ...........       3,045        1,036
  Inventories ........................................         342          634
  Prepaid expenses and other current assets ..........         823          736
                                                          --------     --------
      Total current assets ...........................      14,460       24,046

Equipment, net .......................................         267          613
Other assets .........................................          13           39
                                                          --------     --------
      Total assets ...................................    $ 14,740     $ 24,698
                                                          ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable ....................    $   --       $     65
  Accounts payable ...................................       2,914        2,870
  Accrued expenses ...................................       2,545        3,008
                                                          --------     --------
      Total current liabilities ......................       5,459        5,943
                                                          --------     --------
Note payable, less current portion....................        --            143
                                                          --------     --------
Stockholders' equity:
  Preferred stock, $0.01 par value,
   5,000,000 shares authorized;  no shares and
   200,000 shares of Series D Cumulative
   Convertible Preferred Stock, $0.01 par value,
   issued and outstanding in 1998 and 1999,
   respectively ......................................        --              2
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 8,587,204 and 8,589,704 shares
   issued and outstanding in 1998 and 1999,
   respectively (liquidation value of $20,235,000
   at June 30, 1999)..................................          86           86
  Additional paid in capital .........................      47,317       65,840
  Deferred compensation ..............................        (194)        (135)
  Accumulated deficit ................................     (37,928)     (47,181)
                                                          --------     --------
      Stockholders' equity ...........................       9,281       18,612
                                                          --------     --------
Commitments
      Total liabilities and stockholders' equity .....    $ 14,740     $ 24,698
                                                          ========     ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                         1998           1999
                                                      ---------      ---------
                                                       (dollars in thousands,
                                                       except per share data)

Revenues:
  Product sales.................................      $      --      $   3,210
  Contract revenues.............................              4            128
  License revenues..............................             --            100
                                                      ---------      ---------
      Total revenues............................              4          3,438
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................             --            710
  Research and development......................          1,320          1,291
  Selling, general and administrative...........          1,474          5,677
                                                      ---------      ---------
      Total operating expenses..................          2,794          7,678
                                                      ---------      ---------
      Operating loss............................          2,790          4,240

Other income (expense):
Interest income.................................            270            245
Interest expense................................             --           (145)
Other income (expense)..........................              1             (2)
                                                      ---------      ---------
      Net loss..................................      $  (2,519)     $  (4,142)
                                                      ==========     =========
Preferred stock dividend........................             --            235
                                                      ---------      ---------
Net loss allocable to common stockholders.......         (2,519)        (4,377)
                                                      =========      =========
Net loss per share allocable to common
 stockholders:
  Basic and Diluted.............................      $   (0.29)       $ (0.51)
                                                      =========      =========

Shares used in computing net loss per share
 allocable to common stockholders:
  Basic and Diluted.............................      8,574,115      8,589,704
                                                      =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         1998          1999
                                                      ---------      ---------
                                                       (dollars in thousands,
                                                       except per share data)

Revenues:
  Product sales.................................      $      --      $   5,620
  Contract revenues.............................              7            136
  License revenues..............................             --            100
                                                      ---------      ---------
      Total revenues............................              7          5,856
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................             --          1,253
  Research and development......................          2,271          2,229
  Selling, general and administrative...........          2,936         11,772
                                                      ---------      ---------
      Total operating expenses..................          5,207         15,254
                                                      ---------      ---------
      Operating loss............................          5,200          9,398

Other income (expense):
Interest income.................................            573            359
Interest expense................................             --           (189)
Other income (expense)..........................              1             (2)
                                                      ---------      ---------
      Net loss..................................      $  (4,626)     $  (9,230)
                                                      ==========     =========
Preferred stock dividend........................             --            235
                                                      ---------      ---------
Net loss allocable to common stockholders.......         (4,626)        (9,465)
                                                      =========      =========
Net loss per share allocable to common
 stockholders:
  Basic and Diluted.............................      $   (0.54)       $ (1.10)
                                                      =========      =========

Shares used in computing net loss per share
 allocable to common stockholders:
  Basic and Diluted.............................      8,571,139      8,589,371
                                                      =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         1998          1999
                                                       --------      --------
                                                       (dollars in thousands)

Cash flows from operating activities:
  Net loss .............................................   $ (4,626)   $ (9,230)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Noncash compensation expense ......................         61          58
     Depreciation and amortization expense .............         18          66
     Change in assets and liabilities:
      Decrease in accounts receivable ..................       --         2,009
      Increase in inventories ..........................       --          (292)
      (Increase) decrease in prepaid expenses and
        other assets ...................................       (241)         61
      Increase (decrease) in accounts payable ..........        242         (44)
      Increase (decrease) in accrued expenses ..........       (112)        463
                                                           --------    --------
            Net cash used in operating activities ......     (4,658)     (6,909)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................        (13)       (412)
  Proceeds from the sale of short term investments .....      5,389       7,464
  Purchase of short term investments ...................     (2,493)       (500)
                                                           --------    --------
            Net cash provided by investing activities...      2,883       6,552
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from the issuance of convertible note
    payable.............................................       --        10,000
  Repayment of convertible note payable.................       --       (10,000)
  Proceeds from the issuance of preferred stock ........       --        18,500
  Proceeds from the issuance of common stock ...........         16           3
  Proceeds from the issuance of note payable ...........       --           219
  Payments on note payable .............................       --           (11)
                                                           --------    --------
            Net cash provided by financing activities...         16      18,711
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...     (1,759)     18,354
Cash and cash equivalents at beginning of period .......     16,379       3,286
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 14,620    $ 21,640
                                                           ========    ========
Supplemental schedule of non-cash financing
activities:
  Common stock dividend declared on Series D
   Cumulative Convertible Preferred Stock ..............       --           235


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999
                                   (UNAUDITED)


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

      The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1998 and 1999, and its cash flows for the six months ended June 30, 1998 and 1999. Interim results are not necessarily indicative of results anticipated for the full fiscal year. Certain amounts in the 1998 unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 2 -- EQUITY FINANCING AND SENIOR SECURED CONVERTIBLE NOTE:

      On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds to the Company of $18.5 million. OCM Principal Opportunities Fund, L.P. ("OCM") led the investor group, which also included certain current stockholders of the Company.

      The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the Financing were used for the repayment of a $10.0 million Senior Secured Convertible Note provided by OCM on March 19, 1999 in connection with the Financing. The remaining proceeds will be used for general working capital purposes.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999
                                   (UNAUDITED)
                                   (CONTINUED)

      The Preferred Stock is convertible at any time into shares of Common Stock of the Company at an initial conversion price of $11.00 per common share. The conversion price of the Preferred Stock is subject to adjustment in certain circumstances including, but not limited to, the failure of the Company to declare and pay dividends when due or the issuance of new equity securities or convertible securities by the Company at a price per share or having a conversion price per share lower than the then applicable conversion price of the Preferred Stock.

      During the first three years following issuance, holders of the Preferred Stock will be entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

      The holders of the Preferred Stock are entitled to vote with the holders of the Company's Common Stock on all matters to be voted on by the Company's stockholders on an as-converted to Common Stock basis, subject to adjustment.

      Without written approval of a majority of the holders of record of the Preferred Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Preferred Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      In connection with the issuance of the Preferred Stock, the rights of the holders of the Company's Common Stock may be limited to certain instances with respect to dividend rights, rights on liquidation, winding up and dissolution of the Company, and the right to vote in connection with certain matters submitted to the Company's stockholders.

NOTE 3 -- NOTE PAYABLE:

      In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's newly leased corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999
                                  (UNAUDITED)
                                  (CONTINUED)

interest. The note is secured by a third party irrevocable standby letter of credit for an amount not less than 90% of the financed property.

NOTE 4 -- STOCK OPTION PLAN:

      The stockholders of the Company approved a proposal to amend the Company's 1996 Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 750,000 to 1,500,000 shares and to reserve an additional 750,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1996 Stock Option Plan.

                       COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

      CollaGenex Pharmaceuticals, Inc. (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 130 sales representatives and managers. This sales force also co-promotes Denavir(R), a prescription cold sore medication developed by SmithKline Beecham, and the Company is actively pursuing other prescription products to market to the dental community.

      The Company began operations in January 1992 and functioned primarily as a research and development company until 1998. During this period, the Company operated with a minimal number of employees, and substantially all pharmaceutical development activities were contracted to independent contract research and other organizations. Following FDA approval of Periostat in September 1998, the Company significantly increased its number of employees, primarily in the areas of sales and marketing. The Company continues to contract its research and development activities as well as manufacturing and distribution.

      The Company has incurred losses each year since inception and had an accumulated deficit of $47.2 million at June 30, 1999. The Company expects to continue to incur losses in the near future from expenditures on sales, marketing, manufacturing, drug development and administrative activities.

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


RESULTS OF OPERATIONS

      From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of these sales represented wholesale and retail stocking under introductory market launch terms. During the three months ended March 31, 1999 and the three months ended June 30, 1999, the Company achieved net product sales of $2.4 million and $3.2 million, respectively, from the marketing of Periostat. The Company realized a net loss during the first six months of 1999, resulting primarily from sales and marketing expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of payments to third parties, including contract research organizations, universities and clinical investigators, for services and materials for research, drug development and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      REVENUES. Total revenues increased to $3.4 million in the second quarter of 1999 from $4,000 in the second quarter of 1998. Revenues for the second quarter of 1999 included $3.2 million in net sales of Periostat, $128,000 in contract revenues and $100,000 in license revenues. Revenues for the three months ended June 30, 1998 were derived solely from contract revenues. There were no product sales or license revenues for the three months ended June 30, 1998.

      COST OF PRODUCT SALES. Cost of product sales were $710,000 for the three months ended June 30, 1999, while there were no cost of product sales for the three months ended June 30, 1998. Such increase resulted from the Company's sales of Periostat, which did not commence until November 1998.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 2.0% to $1.29 million in the second quarter of 1999 from $1.32 million in the second quarter of 1998. This decrease resulted primarily from a shift in the Company's research and development expenditures from the FDA approval process relating to Periostat to manufacturing and formulation development for Periostat.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 285% to $5.7 million in the second quarter of 1999 from $1.5 million in the second quarter of 1998. This increase was due primarily to the Company's post-launch marketing activities related to Periostat and the hiring of additional sales personnel.

      OTHER INCOME/EXPENSE. Interest income decreased to $245,000 during the three months ended June 30, 1999 from $270,000 during the three months ended
June 30, 1998. This decrease was a function of the cash and short-term investments on hand during the quarter. Interest expense was $145,000 for the three months ended June 30, 1999 primarily due to the interest on the $10.0 million short term convertible note executed by the Company in March 1999. There was no interest expense during the three months ended June 30, 1998, as there was no debt then outstanding.

      PREFERRED STOCK DIVIDEND. Preferred stock dividends increased $235,000 during the three months ended June 30, 1999 as a result of the Company's obligations in connection with the issuance of its Preferred Stock (as hereinafter defined) in May 1999. No dividends were declared during the three months ended June 30, 1998 as no shares of Preferred Stock were outstanding during that period.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      REVENUES. Total revenues increased to $5.9 million for the six months ended June 30, 1999 from $7,000 in the first six months of 1998. Revenues for the first six months of 1999 included $5.6 million in net sales of Periostat, $136,000 in contract revenues and $100,000 in license revenues. Revenues for the six months ended June 30, 1998 were derived solely from contract revenues. There were no product sales or license revenues for the six months ended June 30, 1998.

      COST OF PRODUCT SALES. Cost of product sales were $1.25 million for the six months ended June 30, 1999, while there were no cost of product sales for the six months ended June 30, 1998. Such increase resulted from the Company's sales of Periostat, which did not commence until November 1998.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 2.0% to $2.2 million for the six months ended June 30, 1999 from $2.3 million in the first six months of 1998. This decrease resulted primarily from a shift in the Company's research and development expenditures from the FDA approval process relating to Periostat to manufacturing and formulation development for Periostat.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 301% to $11.8 million for the six months ended June 30, 1999 from $2.9 million in the first six months of 1998. This increase was due primarily to the Company's post-launch marketing activities related to Periostat and the hiring of additional sales personnel.

      OTHER INCOME/EXPENSE. Interest income decreased to $359,000 during the six months ended June 30, 1999 from $573,000 during the six months ended June 30, 1998. This decrease was a function of the cash and short-term investments on hand during the quarter. Interest expense was $189,000 for the six months ended June 30, 1999 primarily due to the interest on the $10.0 million short term convertible note executed by the Company in March 1999. There was no interest expense during the six months ended June 30, 1998, as there was no debt then outstanding.

      PREFERRED STOCK DIVIDEND. Preferred stock dividends increased $235,000 during the six months ended June 30, 1999 as a result of the Company's obligations in connection with the issuance of its Preferred Stock (as hereinafter defined) in May 1999. No dividends were declared during the six months ended June 30, 1998 as no shares of Preferred Stock were outstanding during that period.

LIQUIDITY AND CAPITAL RESOURCES

      Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds to the Company of $18.5 million. The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of such Financing were used to repay a $10.0 million Senior Secured Convertible Note provided by one of the investors on March 19, 1999 in connection with the Financing. The remaining proceeds will be used for general working capital purposes. The Preferred Stock is convertible at any time into shares of Common Stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Preferred Stock. During the first three years following issuance, holders of the Preferred Stock will be entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $21.6 million, an increase of $11.3 million from the $10.3 million balance at December 31, 1998.

      In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at June 30, 1999 was $18.1 million, an increase of $9.1 million from December 31, 1998. This increase was primarily attributable to the Financing, offset in part by cash loss from operations incurred during the first six months of 1999.

      In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's newly leased corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest. The note is secured by a third party irrevocable standby letter of credit for an amount not less than 90% of the financed property. On June 26, 1997, the Company entered into a credit arrangement consisting of a $5.0 million line of credit (the "LOC") to support the future working capital needs of the Company. The LOC will be unsecured as long as the Company's cash and investment balances maintained with the lender or an affiliate of the lender equal or exceed $10.0 million. At the Company's option, the LOC will bear interest at either the prime rate charged by the lender or LIBOR plus 2.15%. The LOC is terminable by the lender at any time. No balance was outstanding under the LOC at June 30, 1999.

      The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least mid-year 2000. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.


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

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES.

      On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock representing 21.2% of the issued and outstanding equity securities of the Company (the "Preferred Stock"), which generated net proceeds to the Company of $18.5 million. The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999 (the "Annual Meeting"). The Preferred Stock is convertible at any time into shares of Common Stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Preferred Stock. During the first three years following issuance, holders of the Preferred Stock will be entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

      In connection with the issuance of the Preferred Stock, the rights of the holders of the Company's Common Stock may be limited in certain instances with respect to dividend rights, rights on liquidation, winding up and dissolution of the Company, and the right to vote in connection with certain matters submitted to the Company's stockholders.

      A portion of the proceeds of such Financing were used to repay a $10.0 million Senior Secured Convertible Note provided by one of the investors on March 19, 1999 in connection with the Financing. The remaining proceeds will be used for general working capital purposes.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting was held on May 11, 1999.

      There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 7,011,234 shares of Common Stock. The results of the vote taken at such Annual Meeting with respect to each nominee for director were as follows:

  Common Stock Nominees                       For                 Withheld
  ---------------------                       ---                 --------
Helmer P.K. Agersborg, Ph.D.            6,850,099 Shares       161,135 Shares
Brian M. Gallagher, Ph.D.               6,850,099 Shares       161,135 Shares
James E. Daverman                       6,850,099 Shares       161,135 Shares
Pieter J. Schiller                      6,850,099 Shares       161,135 Shares
Peter R. Barnett, D.M.D.                6,850,099 Shares       161,135 Shares
Robert J. Easton                        6,850,099 Shares       161,135 Shares
Stephen W. Ritterbush, Ph.D.            6,850,099 Shares       161,135 Shares
Terence E. Winters, Ph.D.               6,850,099 Shares       161,135 Shares

      In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to amend the Company's 1996 Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 750,000 to 1,500,000 shares and to reserve an additional 750,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1996 Stock Option Plan. Of the shares present at the meeting in person or by proxy, 4,226,815 shares of Common Stock were voted in favor of such proposal, 903,445 shares of Common Stock were voted against such proposal and 22,372 shares of Common Stock abstained from voting.

      In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to approve the consummation of the Financing. Of the shares present at the meeting in person or by proxy, 4,921,420 shares of Common Stock were voted in favor of such proposal, 200,615 shares of Common Stock were voted against such proposal and 26,122 shares of Common Stock abstained from voting.

      In addition, a vote of the shareholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. Of the shares present at the meeting in person or by proxy, 6,987,972 shares of Common Stock were voted in favor of such proposal, 13,912 shares of Common Stock were voted against such proposal and 9,350 shares of Common Stock abstained from voting.


ITEM 5.    OTHER INFORMATION.

      EQUITY FINANCING AND SENIOR SECURED CONVERTIBLE NOTE

      On May 12, 1999, the Company consummated the Financing in which OCM Principal Opportunities Fund, L.P. ("OCM") led an investor group including certain current stockholders of the Company.

      In connection therewith, the issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Annual Meeting. A portion of the proceeds of the Financing were used for the repayment of a $10.0 million Senior Secured Convertible Note provided by OCM on March 19, 1999 in connection with the Financing. The remaining proceeds will be used for general working capital purposes.

      The Preferred Stock is convertible at any time into shares of Common Stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Preferred Stock.

      During the first three years following issuance, holders of the Preferred Stock will be entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

      LICENSING AGREEMENT

      The Company executed a licensing agreement with Pharmascience Inc. ("Pharmascience") in June 1999 pursuant to which Pharmascience will manufacture, market and distribute Periostat in Canada. Pursuant to the agreement, Pharmascience paid the Company a $100,000 non-refundable license fee. In addition, Pharmascience agreed to pay additional fees and royalties upon achievement of future milestones. Under the terms of the agreement, Pharmascience will be responsible for the submission of an application to the Canadian Therapeutic Products Program of Health Canada for Canadian marketing approval of Periostat. The non-refundable license fee was recorded as contract revenue in the second quarter of 1999.

      CO-PROMOTION AGREEMENT

      The Company executed a Co-Promotion Agreement with SmithKline Beecham Consumer Healthcare, L.P. ("SmithKline") in April 1999, upon the expiration of its prior agreement with SmithKline, pursuant to which the Company will continue promoting SmithKline's Denavir(R) product to the United States dental community. Denavir is an FDA approved prescription pharmaceutical for the treatment of recurrent cold sores in healthy adults. The agreement provides for certain payments by SmithKline to the Company upon future sales of Denavir.

      RESIGNATION OF DIRECTOR

      On June 15, 1999, Mr. Pieter J. Schiller resigned his position as a member of the Company's Board of Directors to pursue other interests.

      RELOCATION OF PRINCIPAL EXECUTIVE OFFICES

      In May 1999, the Company moved its Principal Executive Offices from 301 South State Street, Newtown, Pennsylvania to 41 University Drive, Newtown, Pennsylvania.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27 - Financial Data Schedule.

      (b)   Reports on Form 8-K.

            During the quarter ended June 30, 1999, the Company filed, on May 26, 1999, a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Company's issuance of $20.0 million of Series D Cumulative Convertible Preferred Stock to certain investors and the repayment of a $10.0 million Senior Secured Convertible Note.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.



Date: August 12, 1999               By:  /s/ Brian M. Gallagher, Ph.D.
                                         ---------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 12, 1999               By:  /s/ Nancy C. Broadbent
                                         ---------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)