Form 10-Q
period 1999-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 1999-11-12
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          52-1758016
-------------------------------                   ------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


41 University Drive, Newtown, PA                                      18940
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

              Yes:   X                                  No:
                  -------                                  -------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1999:

                Class                              Number of Shares
     ---------------------------                   ----------------
     Common Stock $.01 par value                       8,596,829

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION............................................  1

  Item 1.  Financial Statements...........................................  1

         Condensed Consolidated Balance Sheets as of December
           31, 1998 and September 30, 1999 (unaudited)....................  2

         Condensed Consolidated Statements of Operations for
           the Three Months Ended September 30, 1998 and 1999
           (unaudited)....................................................  3

         Condensed Consolidated Statements of Operations for
           the Nine Months Ended September 30, 1998 and 1999
           (unaudited)....................................................  4

         Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1998 and 1999
           (unaudited)....................................................  5

         Notes to Condensed Consolidated Financial Statements (unaudited).  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  8

         Results of Operations............................................  9

         Liquidity and Capital Resources.................................. 11

         Year 2000 Issues................................................. 12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 14


PART II. OTHER INFORMATION................................................ 15

  Item 2.  Changes in Securities.......................................... 15

  Item 5.  Other Information.............................................. 15

  Item 6.  Exhibits and Reports on Form 8-K............................... 16


SIGNATURES................................................................ 17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               COLLAGENEX PHARMACEUTICALS, INC.
                                       AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets
                           December 31, 1998 and September 30, 1999

                                                                      December 31,   September 30,
                                                                          1998           1999
                                                                      -----------    -------------
                                                                                     (unaudited)
                                                                  (dollars in thousands, except share
                                                                           and per share data)
                      ASSETS
Current assets:
  Cash and cash equivalents ................................          $  3,286       $ 17,310
  Short term investments ...................................             6,964           --
  Accounts receivable, net of allowance of $293 and $393
    in 1998 and 1999, respectively .........................             3,045          1,359
  Inventories ..............................................               342            696
  Prepaid expenses and other current assets ................               823            665
                                                                      --------       --------
        Total current assets ...............................            14,460         20,030
Equipment, net .............................................               267            597
Other assets ...............................................                13             39
                                                                      --------       --------
        Total assets .......................................          $ 14,740       $ 20,666
                                                                      ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable ..........................          $   --         $     65
  Accounts payable .........................................             2,914          2,623
  Accrued expenses .........................................             2,545          2,464
                                                                      --------       --------
        Total current liabilities ..........................             5,459          5,152
                                                                      --------       --------
Note payable, less current portion .........................              --              133
                                                                      --------       --------
Total stockholders' equity:
  Preferred stock, $0.01 par value,  5,000,000 shares
    authorized;  no shares and 200,000 shares of Series D
    Cumulative Convertible Preferred Stock, $0.01 par
    value,  issued and outstanding in 1998 and 1999,
    respectively  (liquidation value of $20,663 at
    September 30, 1999) ....................................              --                2
  Common stock, $0.01 par value, 25,000,000 shares
    authorized; 8,587,204 and 8,596,829 shares issued
    and outstanding in 1998 and 1999, respectively .........                86             86
  Additional paid in capital ...............................            47,317         66,077
  Deferred compensation ....................................              (194)          (106)
  Accumulated deficit ......................................           (37,928)       (50,678)
                                                                      --------       --------
        Stockholders' equity ...............................             9,281         15,381
                                                                      --------       --------
Commitments
        Total liabilities and stockholders' equity .........          $ 14,740       $ 20,666
                                                                      ========       ========

       See accompanying notes to unaudited condensed consolidated financial statements.


                                            - 2 -


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1998 and 1999
                                   (unaudited)

                                                          Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                          1998          1999
                                                      ---------      ---------
                                                  (dollars in thousands, except share
                                                            and per share data)

Revenues:
  Product sales.................................      $      --      $   4,219
  Contract revenues.............................              1            126
  License revenues..............................            400             --
                                                      ---------      ---------
      Total revenues............................            401          4,345
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................             --            860
  Research and development......................          1,749          1,102
  Selling, general and administrative...........          2,471          5,921
                                                      ---------      ---------
      Total operating expenses..................          4,220          7,883
                                                      ---------      ---------
      Operating loss............................         (3,819)        (3,538)
Other income (expense):
Interest income.................................            230            255
Interest expense................................             --             (3)
                                                      ---------      ---------
      Net loss..................................         (3,589)        (3,286)

Preferred stock dividend........................             --            429
                                                      ---------      ---------
Net loss allocable to common stockholders.......      $  (3,589)     $  (3,715)
                                                      =========      =========
Net loss per share allocable to common
  stockholders:
  Basic and Diluted.............................      $   (0.42)     $    (0.43)
                                                      =========      ==========

Shares used in computing net loss per share
  allocable to common stockholders:
  Basic and Diluted.............................      8,586,735      8,591,992
                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1999
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                          1998          1999
                                                      ---------      ---------
                                                  (dollars in thousands, except share
                                                            and per share data)

Revenues:
  Product sales.................................      $      --      $   9,839
  Contract revenues.............................              8            262
  License revenues..............................            400            100
                                                      ---------      ---------
      Total revenues............................            408         10,201
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................             --          2,113
  Research and development......................          4,021          3,331
  Selling, general and administrative...........          5,407         17,694
                                                      ---------      ---------
      Total operating expenses..................          9,428         23,138
                                                      ---------      ---------
      Operating loss............................         (9,020)       (12,937)
Other income (expense):
Interest income.................................            805            615
Interest expense................................             --           (192)
Other expense...................................             --             (2)
                                                      ---------      ----------
      Net loss..................................         (8,215)       (12,516)

Preferred stock dividend........................             --            663
                                                      ---------      ---------
Net loss allocable to common stockholders.......      $  (8,215)     $ (13,179)
                                                      =========      ==========
Net loss per share allocable to common
  stockholders:
  Basic and Diluted.............................      $   (0.96)     $    (1.53)
                                                      =========      ==========

Shares used in computing net loss per share
  allocable to common stockholders:
  Basic and Diluted.............................      8,576,337      8,590,224
                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                COLLAGENEX PHARMACEUTICALS, INC.
                                        AND SUBSIDIARIES
                         Condensed Consolidated Statements of Cash Flows
                      For the Nine Months Ended September 30, 1998 and 1999
                                           (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  -----------------------------
                                                                       1998            1999
                                                                  ------------     ------------
                                                                      (dollars in thousands)

Cash flows from operating activities:
  Net loss..................................................      $    (8,215)     $   (12,516)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Noncash compensation expense..........................               91              151
      Depreciation and amortization expense.................               27              137
      Change in assets and liabilities:
        Decrease in accounts receivable.....................               --            1,686
        Increase in inventories.............................               --             (354)
        (Increase) decrease in prepaid expenses and other
         assets.............................................             (302)             132
        Increase (decrease) in accounts payable.............              465             (291)
        Increase (decrease) in accrued expenses.............              457              (81)
                                                                  -----------      -----------
               Net cash used in operating activities........           (7,477)         (11,136)
                                                                  -----------      -----------
Cash flows from investing activities:
  Capital expenditures......................................              (33)            (467)
  Proceeds from the sale of short term investments..........            5,882            7,464
  Purchase of short term investments........................           (3,474)            (500)
                                                                  -----------      -----------
               Net cash provided by investing activities....            2,375            6,497
                                                                  -----------      -----------
Cash flows from financing activities:
  Proceeds from the issuance of convertible note payable....               --           10,000
  Repayment of convertible note payable.....................               --          (10,000)
  Proceeds from the issuance of preferred stock.............               --           18,456
  Proceeds from the issuance of common stock................               19                9
  Proceeds from the issuance of note payable................               --              219
  Payments on note payable..................................               --              (21)
                                                                  -----------      ------------
               Net cash provided by financing activities....               19           18,663
                                                                  -----------      -----------
Net increase (decrease) in cash and cash equivalents........           (5,083)          14,024
Cash and cash equivalents at beginning of period............           16,379            3,286
                                                                  -----------      -----------
Cash and cash equivalents at end of period..................      $    11,296      $    17,310
                                                                  ===========      ===========
Supplemental schedule of non-cash financing activities:
  Common stock dividend declared on Series D Cumulative
    Convertible Preferred Stock.............................               --              234

        See accompanying notes to unaudited condensed consolidated financial statements.


                                              - 5 -

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1999
                                   (Unaudited)


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

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly their financial position as of September 30, 1999, their results of operations for the three and nine months ended September 30, 1998 and 1999, and their cash flows for the nine months ended September 30, 1998 and 1999. Interim results are not necessarily indicative of results anticipated for the full fiscal year. Certain amounts in the 1998 unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.


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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1999
                                   (Unaudited)
                                   (Continued)


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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

      CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 130 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-sterodial anti-inflammatory drug developed by Merck & Co., Inc., and Denavir(R), a prescription cold sore medication developed by SmithKline Beecham, and the Company is actively pursuing other prescription products to market to the dental community.

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

      The Company has incurred losses each year since inception and had an accumulated deficit of $50.7 million at September 30, 1999. The Company expects to continue to incur losses in the near future from expenditures on sales, marketing, manufacturing, drug development and administrative activities.

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


Results of Operations
---------------------

      From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of these sales represented wholesale and retail stocking under introductory market launch terms. During the three months ended March 31, 1999, June 30, 1999 and September 30, 1999, the Company achieved net product sales of $2.4 million, $3.2 million, and $4.2 million, respectively, from the marketing of Periostat. The Company realized a net loss during the first nine months of 1999, resulting primarily from sales and marketing expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of payments to third parties, including contract research organizations, universities and clinical investigators, for services and materials for research, drug development and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.


     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenues. Total revenues increased to $4.3 million in the third quarter of 1999 from $401,000 in the third quarter of 1998. Revenues for the third quarter of 1999 included $4.2 million in net sales of Periostat and $126,000 in contract revenues. Revenues for the three months ended September 30, 1998 were derived from license and contract revenues. There were no product sales revenues for the three months ended September 30, 1998.

      Cost of product sales. Cost of product sales were $860,000 for the three months ended September 30, 1999, while there were no cost of product sales for the three months ended September 30, 1998. Such increase resulted from the Company's sales of Periostat, which did not commence until November 1998.

      Research and development expenses. Research and development expenses decreased 37% to $1.1 million in the third quarter of 1999 from $1.7 million in the third quarter of 1998. This decrease resulted primarily from a shift in the Company's research and development expenditures from the FDA approval process relating to Periostat to manufacturing and formulation development for Periostat.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 140% to $5.9 million in the third quarter of 1999 from $2.5 million in the third quarter of 1998. This increase was due primarily to the Company's post-launch marketing activities related to Periostat and the hiring of additional sales personnel.

      Other income/expense. Interest income increased to $255,000 during the three months ended September 30, 1999 from $230,000 during the three months ended September 30, 1998. This increase was a function of the increased average cash and short-term investments on hand during the quarter. Interest expense was $3,000 for the three months ended September 30, 1999 due to interest on the $219,000 note payable executed by the Company in April 1999. There was no interest expense during the three months ended September 30, 1998, as there was no debt then outstanding.

      Preferred stock dividend. Preferred stock dividends increased to $429,000 during the three months ended September 30, 1999 as a result of the Company's obligations in connection with the issuance of its Preferred Stock (as hereinafter defined) in May 1999. No dividends were accrued or declared during the three months ended September 30, 1998 as no shares of Preferred Stock were outstanding during that period.


     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenues. Total revenues increased to $10.2 million for the nine months ended September 30, 1999 from $408,000 in the first nine months of 1998. Revenues for the first nine months of 1999 included $9.8 million in net sales of Periostat, $262,000 in contract revenues and $100,000 in license revenues. Revenues for the nine months ended September 30, 1998 were derived from license and contract revenues. There were no product sales for the nine months ended September 30, 1998.

      Cost of product sales. Cost of product sales were $2.1 million for the nine months ended September 30, 1999, while there were no cost of product sales for the nine months ended September 30, 1998. Such increase resulted from the Company's sales of Periostat, which did not commence until November 1998.

      Research and development expenses. Research and development expenses decreased 17% to $3.3 million for the nine months ended September 30, 1999 from $4.0 million in the first nine months of 1998. This decrease resulted primarily from a shift in the Company's research and development expenditures from the FDA approval process relating to Periostat to manufacturing and formulation development for Periostat.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 227% to $17.7 million for the nine months ended September 30, 1999 from $5.4 million in the first nine months of 1998. This increase was due primarily to the Company's post-launch marketing activities related to Periostat and the hiring of additional sales personnel.

      Other income/expense. Interest income decreased to $615,000 during the nine months ended September 30, 1999 from $805,000 during the nine months ended September 30, 1998. This decrease was a function of the decreased average cash and short-term investments on hand during the quarter. Interest expense was $192,000 for the nine months ended September 30, 1999 primarily due to the interest on the $10.0 million short term convertible note executed by the Company in March 1999. There was no interest expense during the nine months ended September 30, 1998, as there was no debt then outstanding.

      Preferred stock dividend. Preferred Stock dividends increased to $663,000 during the nine months ended September 30, 1999 as a result of the Company's obligations in connection with the issuance of its Preferred Stock (as hereinafter defined) in May 1999. No dividends were accrued or declared during the nine months ended September 30, 1998 as no shares of Preferred Stock were outstanding during that period.


Liquidity and Capital Resources
-------------------------------

     Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a follow-on public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds to the Company of $18.5 million. The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of such Financing were used to repay a $10.0 million Senior Secured Convertible Note provided by one of the investors on March 19, 1999 in connection with the Financing. The remaining proceeds will be used for general working capital purposes. The Preferred Stock is convertible at any time into shares of Common Stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Preferred Stock. During the first three years following issuance, holders of the Preferred Stock will be entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum. Without written approval of a majority of the holders of record of the Preferred Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Preferred Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $17.3 million, an increase of $7.0 million from the $10.3 million balance at December 31, 1998.

      In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations are invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at September 30, 1999 was $14.9 million, an increase of $5.9 million from December 31, 1998. This increase was primarily attributable to the Financing, offset in part by cash loss from operations incurred during the first nine months of 1999.

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

      The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through December 31, 2000. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.


Year 2000 Issues
----------------

     Assessment

      The Company believes its exposure to Year 2000 problems lies primarily in two areas: (i) its own internal operating systems; and (ii) Year 2000 compliance by third parties with whom the Company has a material relationship. The Company has completed an assessment of its principal internal systems and its Year 2000 exposure with respect to third parties. While the costs of these assessment efforts to date have not been material to the Company's financial condition or any year's results of operations, there can be no assurance that this will be the case with any future inquiries.

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

      Third-Party Relationships

      The Company has conducted a program to identify and resolve Year 2000 exposure from third parties. The Company has made inquiries of its outside vendors, suppliers, manufacturers, distributors and marketing partners to assess their Year 2000 readiness. Such third parties have represented to the Company that their principal internal systems are currently Year 2000 compliant or will be Year 2000 compliant. Any failure of third parties with whom the Company has a material relationship to resolve Year 2000 problems in a timely manner could materially adversely affect the Company's business, financial condition or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

      The following information relates to all securities of the Company within the third quarter of 1999 which were not registered under the securities laws at the time of grant, issuance and/or sale:

      1. During the third quarter of 1999, the Company granted stock options pursuant to its 1996 Non-Employee Director Stock Option Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                            Number                Exercise
                           of Shares               Price
                           ---------              --------

                            50,000                 $12.25

      The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of all of the foregoing securities was exempt from registration under: (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution; or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.


ITEM 5.   OTHER INFORMATION.

Co-Promotion Agreement
----------------------

      The Company executed a Co-Promotion Agreement with Merck & Co., Inc. ("Merck") in September 1999 pursuant to which the Company will promote Merck's Vioxx(R) product, an FDA approved prescription pharmaceutical for the treatment of arthritis and acute pain in adults, including dental pain. The agreement provides for certain payments by Merck to the Company upon future sales of Vioxx.

Appointment of Directors
------------------------

      On September 10, 1999, Robert C. Black and Stephen A. Kaplan were appointed to the Company's Board of Directors. On May 12, 1999, the Company consummated a $20.0 million financing through the issuance of its Series D Cumulative Convertible Preferred Stock which generated net proceeds to the Company of $18.5 million. OCM Principal Opportunities Fund, L.P. ("OCM") led the investor group, which also included certain current stockholders of the Company. Mr. Kaplan was appointed to the Board of Directors as the designee of OCM.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

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


                                    CollaGenex Pharmaceuticals, Inc.



Date: November 12, 1999             By:  /s/ Brian M. Gallagher, Ph.D.
                                         -------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 12, 1999             By:  /s/ Nancy C. Broadbent
                                         -------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)