Form 10-K
period 1999-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2000-03-29
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------


                         Commission File Number 0-28308
                        COLLAGENEX PHARMACEUTICALS, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    52-1758016
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

41 University Drive, Newtown, Pennsylvania                               18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (215) 579-7388
                                                   -------------

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

                         Yes:   X                  No:
                             --------                 --------


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $184,146,741 at February 15, 2000 based on the last sales price on that date.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2000:

                 Class                              Number of Shares
                 -----                              ----------------
     Common Stock, $0.01 par value                      8,665,729


      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

              Item                                                      Page
              ----                                                      ----
PART I           1. Business......................................        1
                 2. Properties....................................       16
                 3. Legal Proceedings.............................       16
                 4. Submission of Matters to a Vote of                   16
                    Security Holders..............................
PART II          5. Market for the Company's Common Equity
                       and Related Stockholder Matters............       17
                 6. Selected Consolidated Financial Data..........       18
                 7. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.................................       19
                7A. Quantitative and Qualitative Disclosures
                       About Market Risk..........................       25
                 8. Financial Statements and Supplementary Data          25
                 9. Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure.................................       25
PART III        10. Directors and Executive Officers of the
                    Company.......................................       26
                11. Executive Compensation........................       26
                12. Security Ownership of Certain Beneficial
                       Owners and Management......................       26
                13. Certain Relationships and Related
                    Transactions..................................       26
PART IV         14. Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K....................       27
SIGNATURES........................................................       28
EXHIBIT INDEX.....................................................       30
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE................................................      F-1

                                     PART I

ITEM 1.   BUSINESS.


General
-------

      CollaGenex Pharmaceuticals, Inc. and subsidiaries ("CollaGenex", or the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat(R), is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. Periostat is indicated as an adjunct to scaling and root planing ("SRP"), the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Adult periodontitis, a chronic disease characterized by the progressive loss of attachment between the tooth root and the surrounding periodontal structures, may result in tooth loss if untreated. See " -- Periostat."

      The Company believes that it is the only pharmaceutical company specifically focused on the pharmaceutical needs of dentists. There are approximately 120,000 dentists in the United States, who write about 55 million prescriptions per year. Most of these prescriptions are for drugs that treat the symptoms associated with dental diseases, such as pain, inflammation and infection. Periostat is the first orally administered, systemically delivered pharmaceutical developed and approved specifically to treat a dental disease.

      Research has shown that the enzyme-suppression technology underlying Periostat may also be applicable to other diseases involving destruction of the body's connective tissues, including cancer metastasis, osteoporosis, osteoarthritis, rheumatoid arthritis, diabetes and acute lung injury. Phase I clinical trials for Metastat(R), the Company's lead compound for the treatment of metastatic cancer, were initiated in January 1998 under the sponsorship of the National Cancer Institute (the "NCI"). Two Phase I clinical trials were completed in 1999, and two additional Phase I trials are ongoing. The Company and the NCI are currently evaluating the preliminary results from the completed trials and the further clinical development of this compound. Preclinical studies on Nephrostat, the Company's compound for the treatment of diabetic complications, were discontinued during 1999.

      The Company's core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook ("SUNY"). SUNY also conducts research and development on other potential applications of the core technology pursuant to a contract with the Company.

      Periostat is marketed to the professional dental community in the United States through a professional pharmaceutical sales force comprised of approximately 135 sales representatives and managers. Currently, the Company's sales force is also marketing Vioxx(R), a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc. ("Merck") for the treatment of acute dental pain, and Denavir(R), a prescription drug developed by SmithKline Beecham Consumer Healthcare, L.P. ("SmithKline") for the treatment of cold sores. The Company is actively seeking other products to market to the professional dental community.

      The Company was incorporated in Delaware in January 1992 under the name CollaGenex, Inc. The Company's name was changed to CollaGenex Pharmaceuticals, Inc. in April 1996. The Company's executive offices are located at 41 University Drive, Newtown, Pennsylvania 18940, and its telephone number is (215) 579-7388.

      "Periostat(R)" and "Metastat(R)" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of the Company.


Periostat
---------

      Adult periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone, ultimately resulting in tooth loss. According to industry data, in the United States alone, an estimated one-third of all adults, or approximately 67 million people, suffer from some form of periodontal disease. Approximately 13 million people seek professional treatment annually for periodontal disease, resulting in over 15 million periodontal procedures and annual expenditures of approximately $6 billion, primarily for procedures and surgeries performed by a periodontist or a dental professional.

      The most prevalent therapy for adult periodontitis is SRP, a mechanical procedure that removes hardened bacteria called plaque from tooth and root surfaces above and below the gum line. Periostat is the first orally administered, systemically delivered pharmaceutical indicated as an adjunct to SRP to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis.

      Periostat, a 20 mg dose of doxycycline, is a unique sub-anti-microbial dosage strength that suppresses the chronic and progressive tissue degradation characteristic of periodontitis without exerting any anti-microbial effect. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 30 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat's mechanism of action is believed to be through the direct inhibition of collagenase, an enzyme within a broad class of enzymes known as matrix metalloproteinases ("MMPs") that is excessively produced as a result of inflammation resulting from bacterial infection in the gums. Periostat is intended to be taken orally by the patient between dental visits. In September 1998, the FDA granted the Company marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription in November 1998 and was fully launched commercially in January 1999.

Vioxx
-----

      Pursuant to a Co-Promotion Agreement executed with Merck in September 1999, the Company received the exclusive right to co-promote Vioxx to the dental community. Vioxx is a prescription strength non-steroidal anti-inflammatory drug ("NSAID") that was approved by the FDA on May 20, 1999 for the treatment of osteoarthritis, the management of acute pain in adults, including dental pain, and the treatment of primary dysmenorrhea. Merck promotes Vioxx to the general physician community. The agreement provides for certain payments by Merck to the Company upon sales of Vioxx to the dental community.

      Vioxx belongs to a new class of NSAIDs that are believed to work by selectively inhibiting the cyclooxygenase-2 (COX-2) enzyme, which plays a role in pain and inflammation. Vioxx spares a related enzyme (COX-1) that helps maintain the normal stomach lining and platelet homeostasis. In general, most NSAIDs block both enzymes. Such medications treat pain and inflammation, but may damage the stomach lining, potentially leading to ulcers in some patients. In clinical trials, Vioxx was shown to be as effective in relieving pain as the most effective NSAID, with a much lower risk of the gastrointestinal side effects and prolonged bleeding commonly associated with NSAID pain relievers. Prescribed as a once-a-day dose, Vioxx offers patients a convenient alternative to the multiple daily doses required for many other NSAIDs.

      Vioxx was launched to the dental community on September 23, 1999.


Denavir
-------

      Denavir is an FDA approved topical antiviral cream used for the treatment of cold sores. It is the first and only prescription-strength medicine for treating recurrent cold sores in healthy adults. The Company markets Denavir to the dental community under a Co-Promotion Agreement with SmithKline. The agreement provides for certain payments by SmithKline to the Company.


Sales and Marketing
-------------------

      The Company markets and sells its products in the United States through a direct sales force comprised of approximately 135 sales representatives and managers. Internationally, the Company intends to market Periostat through
collaborations   with  foreign  marketing  partners  following  receipt  of  the requisite foreign regulatory approvals and, in the United Kingdom, through CollaGenex International Ltd. This strategy is intended to enable the Company to gain rapid market acceptance for its products and establish a commercial presence in the dental market.


      United States
      -------------

      In June of 1997, the Company hired a Vice President of Marketing and a Vice President of Sales. In January 1999, under their direction, the Company trained a sales force of approximately 125 sales representatives and managers and began to promote Periostat to the dental community. Ten additional sales representatives were hired during the first quarter of 2000. The sales organization is comprised of two regional managers, eleven district managers and approximately 120 full-time equivalent ("FTE") sales representatives. Each FTE is responsible for covering a territory that includes approximately 250 dentists and periodontists that are believed to be high volume potential prescribers of Periostat based on the estimated number of SRPs performed in their respective practices.

      The Company believes that its sales effort is distinguished from other dental sales forces by its focus on education and the clinical benefits of pharmaceutical dentistry, a new approach to treating dental diseases. Accordingly, the Company produces educational marketing materials, detail aids and product samples that are used extensively by the representatives in their presentations to dentists. Clinical reprints and video presentations are also provided. The Company believes that peer-to-peer communications are vital to increasing the acceptance of Periostat and arranges speaking engagements and teleconferences where Periostat advocates share their experiences with other dental professionals.

      Sales training is an important component of the Company's marketing efforts. New representatives receive four weeks of field training and two weeks of intensive office training in periodontal disease, host response, pain management, territory management and selling skills. Training continues at district-level meetings throughout the year.

      In order to provide an integrated dental product line and leverage the Company's sales and marketing organization, the Company is actively seeking to in-license or acquire other high-quality therapeutic dental products.


      International
      -------------

      The Company is establishing relationships with key partners to market and sell Periostat internationally, upon receipt of the requisite foreign regulatory approvals. In 1996, the Company executed a manufacturing and distribution agreement with Roche S.P.A. (formerly Boehringer Mannheim Italia) pursuant to which Roche S.P.A. has the exclusive right to market Periostat in Italy, San Marino and The Vatican City pending requisite regulatory approval. In 1997, the Company announced that a Marketing Authorization for Approval was filed for Periostat by Roche S.P.A. with the Italian Ministry of Health. The Marketing Authorization for Approval is currently under review.

      In July 1998, the Company executed a licensing agreement with Laboratoires Pharmascience S.A. ("Laboratories Pharmascience") pursuant to which Laboratoires Pharmascience will market and distribute Periostat following the requisite regulatory approval on an exclusive basis in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa.

      In October 1998, the Company announced that a Marketing Authorization Application had been filed with the United Kingdom Medicine Control Agency (the "UKMCA") with respect to Periostat. Such application was filed under the European Mutual Recognition System in order to expedite the approval process for the sale of Periostat in other European countries. In

February 2000, the UKMCA granted marketing approval for Periostat for the adjunctive treatment of chronic adult periodontitis. The Company intends to launch a limited test-marketing effort for Periostat in the United Kingdom through its subsidiary, CollaGenex International, Ltd., during 2000. There can be no assurance that the Company will achieve other foreign regulatory approvals or will successfully market Periostat in the United Kingdom or other European countries.

      The Company executed a licensing agreement with Pharmascience Inc. ("Pharmascience") in June 1999 pursuant to which Pharmascience will market and distribute Periostat in Canada pending requisite regulatory approval. In the fourth quarter of 1999, Pharmascience submitted an application to the Canadian Therapeutic Products Program of Health Canada for Canadian marketing approval of Periostat.


      Product Support
      ---------------

      Consistent with the Company's strategy to outsource certain specialty functions, in September 1998, the Company entered into a Professional Services Agreement with Science Oriented Solutions ("SOS") pursuant to which SOS was to establish and operate a medical professional inquiry support center to field product inquiries regarding Periostat from the professional community. This agreement was terminated during the first quarter of 2000 when the Company established an internal professional inquiry support center.


Manufacturing, Distribution and Suppliers
-----------------------------------------

      The Company has entered into a supply agreement with Hovione International Limited ("Hovione") pursuant to which the active ingredient in Periostat, doxycycline, is supplied by Hovione from its offshore facilities. Hovione supplies a substantial portion of the doxycycline used in the United States from two independent, FDA-registered and approved facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The initial term of the supply agreement expired on January 25, 2000 and thereafter automatically renewed and will continue to renew for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such 90-day period. The Company relies on Hovione as its sole supplier of doxycycline.

      The Company also relies on third-party contract manufacturers for the commercial manufacturing of Periostat. In June, 1998, the Company finalized its manufacturing arrangements with Applied Analytical Industries, Inc. ("AAI"), in Wilmington, North Carolina for the manufacture of Periostat. The Company's agreement with AAI terminates three years from the date of the initial product launch and automatically extends for consecutive one-year periods unless 12 months prior written notice is provided before the expiration of the applicable term. AAI is required to comply with Good Manufacturing Practices ("GMP") requirements.

      In November 1998, the Company executed a Distribution Services Agreement with Cord Logistics, Inc. ("Cord"), pursuant to which Cord acts as the Company's exclusive distribution agent for Periostat in the United States and Puerto Rico. Cord is a subsidiary of Cardinal Health, Inc., a leading wholesale distributor of pharmaceutical and related healthcare products. Under this agreement, Cord warehouses and ships Periostat from its central distribution facility to wholesalers and large national retail chains which in turn distribute Periostat to pharmacies throughout the United States for prescription sale to patients. Cord also provides various financial support services to the Company, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. Under this agreement, Cord provides certain customer service functions and supply data for certain of the Company's required governmental filings. The Distribution Services Agreement has an initial term of three years and will renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

      In 1999, the Company entered into an agreement with Pharmaceutical Manufacturing Research Services, Inc. ("PMRS") to develop a tablet formulation of Periostat. The Company believes that tablets will be less expensive to produce than the capsules currently being sold. The Company expects to file a New Drug Application ("NDA") with the FDA for a tablet formulation of Periostat during the first six months of 2000.

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

Customers
---------

      During 1999, net product sales to each of McKesson Drug Company and Bergen Brunswig Drug Company accounted for 30% and 14%, respectively, of the Company's aggregate net product sales.


Research and Development
------------------------

      The Company's research and development activities are conducted by third parties, primarily contract research organizations, academic and government institutions. The main focus of these activities is the identification and development of novel tetracycline-based compounds for application in a variety of inflammatory and tissue-destructive disorders. Other than Periostat, the most advanced program involves Metastat, the Company's lead compound for treating metastatic cancer.

      Technology
      ----------

      The Company's core technology involves the pharmaceutical modulation of the activity of MMPs. MMPs are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

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

      Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. The Company's Phase III clinical trials using Periostat demonstrated that the administration of sub-antimicrobial doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies. The Company is currently conducting Phase IV clinical studies to support future marketing activities of Periostat.

      The Company's license from SUNY also covers a broad class of chemically modified tetracyclines ("CMTs") that have been chemically modified to retain and enhance their anti-collagenolytic properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. The Company's current research and development programs focus on the use of CMTs in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment as well as on the Phase IV clinical studies for Periostat.

      Periostat
      ---------

      The Company is planning and conducting various Phase IV clinical trials that evaluate the use of Periostat for other therapeutic indications. Phase IV studies being conducted at SUNY and the University of Michigan are evaluating Periostat's ability to promote attachment level, decrease pocket depth and promote healing in patients undergoing periodontal flap surgery. Another Phase IV study being conducted at the University of Southern California was designed to study the use of Periostat to prevent root resorption during orthodontic tooth movement. Other Phase IV clinical trials are being planned to evaluate the ability of Periostat to arrest or reverse the degradation of the attachment apparatus that is sometimes associated with dental implants, the evaluation of Periostat as an adjunct to SRP in institutionalized geriatric patients, and the evaluation of Periostat as an adjunct to SRP in patients with Type I and Type II diabetes. To extend the possible therapeutic use of Periostat beyond the oral cavity, the Company and its collaborators are planning clinical trials to evaluate whether Periostat can reduce the signs and symptoms of acne, decrease bone loss in postmenopausal women and prevent the growth and rupture of aortic aneurysms.


      Metastat
      --------

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

      In June 1997, the Company announced that it had formally extended its Collaboration Agreement with the NCI with respect to the development of Metastat. On December 5, 1997, the Company announced that the NCI had filed an investigational new drug application ("IND") for Metastat. In January 1998, the Company initiated Phase I clinical trials with respect to Metastat. Such studies were sponsored by the NCI pursuant to the Company's Collaboration Agreement with the NCI. In February 1999, the Company released initial findings related to such studies. Following oral administration, desired plasma concentrations of the compound were achieved and no dose-limiting side effects other than manageable phototoxicity were encountered. In February 1999, the Company also announced the allowance of a U.S. patent which provides intellectual property protection for the use of Metastat for the inhibition of cancer metastasis.

Subsequently, the NCI advised the Company that it believed that the level of photosensitivity, although manageable, could limit the commercial viability of Metastat. However, the NCI also advised the Company that it remained interested in the mechanism of action of this class of compounds and it intended to complete the current clinical trials to establish "proof of principal" with respect to a variety of surrogate markers. Two Phase I clinical trials were completed in 1999 and two additional Phase I clinical trials are ongoing. The Company and the NCI are currently evaluating the results of the completed trials and the further clinical development of this compound.


      Preclinical Research and Development Activities
      -----------------------------------------------

      The Company  has an active  preclinical  program in place to identify  and
characterize  CMT  derivatives  that  exhibit  enhanced  biological   activities
compared to Periostat and Metastat. In collaboration with the University of Rochester, the Company has synthesized over thirty new CMTs. These are being evaluated in a variety of in vitro and in vivo assay systems under a three-year research agreement with SUNY.

      The Company receives certain proprietary rights to inventions or discoveries that arise as a result of this research. The Company's current research and development objective is to develop additional products utilizing its CMT technology.

      The Company's  research and development  expenditures  were  approximately
$4.2  million,   $4.7  million  and  $5.0  million  in  1997,   1998  and  1999,
respectively.


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

      The Company depends on the license from the Research Foundation of the State of New York at Stony Brook for all of its core technology (the "SUNY License"). The SUNY License grants the Company an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Twenty-four United States patents and eight United States patent applications held by SUNY are licensed to the Company under the SUNY License. One of the twenty-four patents and one of the eight patent applications have been co-assigned to the University of Miami, Florida, and another patent has been co-assigned to Washington University. The primary United States patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related United States patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The twenty-two other United States patents relate to the compositions of certain CMTs with anti-collagenolytic properties, methods of use of tetracyclines to reduce bone loss and methods of use of tetracyclines to enhance bone growth and inhibit protein glycosylation. SUNY did not apply in foreign countries for patents corresponding to the Primary Patent but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. One of the Secondary Patents has also issued in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines to reduce bone loss. Sixty-one (61) patents have issued in foreign countries. All of SUNY's United States and foreign patents expire between 2004 and 2018. The Company's rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that the Company will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon the Company's failure to make timely payments, reimbursements or reports, if the failure is not cured by the Company within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for the Company's technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      In addition to the patents and patent applications licensed from SUNY which represent the core technology, the Company owns additional technology for which applications for United States patents have been filed and have been issued. In this regard, the Company reports the existence of an issued patent for a toothpaste/mouthwash formulation for the amelioration of dentin hypersensitivity. Furthermore, the Company reports pending applications covering new tetracycline derivatives having increased lipophilicity.

      The Company intends to enforce its patent rights against third-party infringers. Due to the general availability of generic tetracyclines for use as antibiotics, the Company could become involved in infringement actions, which could entail substantial costs to the Company. Regardless of the outcome, defense or prosecution of patent claims is expensive and time consuming, and results in the diversion of substantial financial, management and other resources from the Company's other activities.

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

      The Company believes that Periostat is distinguished from other existing and known periodontitis treatments in that it is the only treatment which is directed to suppression of the enzymes that degrade periodontal support tissues. The Company believes that all other therapies focus on temporarily removing the bacteria associated with periodontitis. Periostat is a prescription pharmaceutical capsule indicated as an adjunct to SRP to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis that is taken by the patient between dental visits. The Company believes that the following chart summarizes the available forms of periodontitis treatment, other than SRP and resective surgery:

                   Product
  Product        Manufacturer        Dental    Delivery     Patient    Treatment
   Name           Marketer          Procedure    Route   Administered   Focus
------------   -------------------  ---------  --------  ------------  ---------
Periostat(R)   CollaGenex              No      Systemic     Yes      Tissue
               Pharmaceuticals, Inc.                                 degradation

Atridox(TM)    Atrix Laboratories/     Yes      Local        No      Bacteria
               Block Drug

Actisite(R)    Alza/Proctor &          Yes      Local        No      Bacteria
               Gamble

Periochip(TM)  PerioProducts, Ltd./    Yes      Local        No      Bacteria
               Astra U.S.

      Many of the companies participating in the periodontal area have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company.


Employees
---------

      The Company historically has outsourced its manufacturing, clinical trials, NDA preparation and other activities. The Company intends to continue to outsource many of the activities which it historically has outsourced. As of December 31, 1999, the Company employed 142 persons. Each of its management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. The Company has increased its sales and marketing staff to include approximately 113 sales representatives and managers nationwide, of which 15 are part-time. In addition, the Company plans to recruit additional sales representatives in 2000; however, there can be no assurance that the Company will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful. Currently, none of the Company's employees are covered by collective bargaining agreements. In general, the Company's employees are covered by confidentiality agreements. The Company considers relations with its employees to be excellent.


ITEM 2.   PROPERTIES.

      The Company owns no real property. From January to May 1999, the Company leased 3,500 square feet of office space at 301 South State Street, Newtown, Pennsylvania under two leases. In May 1999, the Company moved its principal executive offices to 41 University Drive, Newtown, Pennsylvania. The newly leased premises consist of approximately 14,204 square feet and the term of the lease is one hundred and twenty-two (122) months.


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

      The following table sets forth the high and low bid information for the common stock for each of the quarters in the period beginning January 1, 1998 through December 31, 1999 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

              Quarter Ended               High          Low
          ------------------------      -------       -------

          March 31, 1998..........      $ 13.13       $  5.50
          June 30, 1998...........      $ 10.75       $  7.25
          September 30, 1998......      $ 14.50       $  7.75
          December 31, 1998.......      $ 14.25       $  8.25
          March 31, 1999..........      $ 12.44       $  8.00
          June 30, 1999...........      $ 11.25       $  7.50
          September 30, 1999......      $ 23.94       $  9.13
          December 31, 1999.......      $ 24.56       $ 15.75

      As of February 15, 2000, the approximate number of holders of record of the common stock was 115 and the approximate number of beneficial holders of the common stock was 3,400.

      The Company has never declared or paid any cash dividends on its common stock. Except as set forth below, the Company intends to retain earnings, if any, to fund future growth and the operation of its business. On May 12, 1999, the Company consummated a $20.0 million financing through the issuance of its Series D Cumulative Convertible Preferred Stock. As a result of such financing, the Company has cumulative cash and common stock dividend obligations to the holders of the Series D Cumulative Convertible Preferred Stock. Such financing arrangement also limits the Company's ability to generally declare dividends to its common stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below with respect to the Company's statement of operations data for each of the years in the three-year period ended December 31, 1999, and with respect to the consolidated balance sheet data at December 31, 1998 and 1999 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." The consolidated statement of operations data for the years ended December 31, 1995 and 1996 and with respect to the consolidated balance sheet data as of December 31, 1995, 1996 and 1997 are derived from consolidated audited financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                   Years Ended December 31,
                                --------------------------------------------------------
                                  1995        1996        1997        1998        1999
                                --------    --------    --------    --------    --------
Consolidated Statement of                 (in thousands except for per share data)
  Operations Data:
 Revenues:
 Product sales ..............   $   --      $   --      $   --      $  3,053    $ 15,211
 License revenues ...........       --           400         325         400         100
 Contract revenues ..........       --          --             9           8         770
                                --------    --------    --------    --------    --------
Total revenues ..............       --           400         334       3,461      16,081
                                --------    --------    --------    --------    --------
Operating expenses:
 Cost of product sales ......       --          --          --           745       3,139
 Research and development ...      3,635       4,436       4,200       4,670       5,005
 Selling, general and
 administrative .............      1,548       2,527       6,096      10,600      23,180
Operating loss ..............     (5,183)     (6,563)     (9,962)    (12,554)    (15,243)

Interest Income .............         59         645       1,338         988         851
Interest Expense ............       (144)       --          --          --          (199)
Net loss ....................     (5,269)     (5,918)     (8,624)    (11,566)    (14,591)

Net loss allocable to
 common stockholders ........   $ (6,028)   $ (6,638)   $ (8,624)   $(11,566)   $(15,683)
Net loss per share allocable
 to common stockholders(1):

 Basic ......................   $ (19.91)   $  (1.74)   $  (1.04)   $  (1.35)   $  (1.82)
 Diluted ....................     (14.60)      (1.72)      (1.04)      (1.35)      (1.82)
Shares used in computing
 net loss per share allocable
 to common stockholders(1):

 Basic ......................        303       3,809       8,291       8,579       8,598
 Diluted ....................        413       3,864       8,291       8,579       8,598


                                                  As of December 31,
                             --------------------------------------------------------
                                1995        1996       1997        1998        1999
                             --------    --------    --------    --------    --------
Balance Sheet Data:                                  (in thousands)

Cash, cash equivalents and
  short-term investments..   $  5,806    $ 18,215    $ 22,771    $ 10,250    $ 14,367
Total assets .............      5,840      18,437      23,165      14,740      18,563
Mandatorily redeemable
  convertible preferred
  stock ..................     18,908        --          --          --          --
Accumulated deficit ......    (11,820)    (17,739)    (26,362)    (37,928)    (53,611)
Total stockholders'
  equity (deficit) .......    (13,581)     17,592      20,708       9,281      13,607



(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

      CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 135 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-sterodial anti-inflammatory drug developed by Merck and Denavir(R), a prescription cold sore medication developed by SmithKline Beecham, and the Company is actively seeking other products to market to the dental community.

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

      The Company has incurred losses each year since inception and had an accumulated deficit of $53.6 million at December 31, 1999. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

      Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of

Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products or that Vioxx or Denavir will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.


Results of Operations
---------------------

      From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from its co-promotion agreements and $100,000 in license fees relating to the signing of a distribution agreement for Periostat in Canada.

      The Company realized a net loss in 1999 resulting primarily from higher sales offset by higher planned sales, marketing and administrative expenses. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.


Years Ended December 31, 1999 and December 31, 1998
---------------------------------------------------

      Revenues. The Company realized $16.1 million in net revenues during 1999 compared to $3.5 million during 1998. Revenues in 1999 included $15.2 million in net sales of Periostat and $870,000 in licensing and contract revenues. The 1999 licensing revenues of $100,000 were attributable to a licensing agreement with Pharmascience, Inc. pursuant to which Pharmascience, Inc., will market Periostat in Canada pending requisite regulatory approval. Revenues in 1998 included a non-refundable $400,000 licensing fee from Laboratories Pharmascience under a licensing agreement pursuant to which Laboratories Pharmascience will market Periostat in France pending requisite regulatory approval.

      Cost of product sales. Cost of product sales were $3.1 million or 20.6% of net product sales in 1999 compared to $745,000, or 24.4% of net product sales in 1998. This improvement in gross margin resulted from the absence of launch trade allowances in 1999, and lower royalty rates applicable to the higher sales achieved in 1999 compared to 1998.

      Research and development expenses. Research and development expenses increased to $5.0 million in 1999 from $4.7 million in 1998. In 1999, research and development expenses were primarily for Phase IV clinical studies to support the future marketing activities of Periostat, ongoing manufacturing and formulation development work for Periostat and research and development activities funded by the Company at SUNY. Research and development expenses for 1998 consisted primarily of costs associated with the Company's amendment to its NDA for Periostat, a Phase III clinical trial intended to support future marketing activities for Periostat and certain pre-clinical studies for other potential compounds under development.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased to $23.2 million in 1999 from $10.6 million in 1998. This increase was due primarily to higher selling and marketing expenses for a full year of commercial activities for Periostat in 1999 and the hiring of additional sales personnel as Periostat sales commenced in the fourth quarter of 1998.

      Other income/expenses. Interest income decreased from $988,000 in 1998 to $851,000 in 1999. This decrease was due to lower balances in cash and short-term investments as a result of normal operating activities. Interest expense for the year ended December 31, 1999 was $199,000. This expense was primarily due to the interest on the $10.0 million short term note executed by the Company in March 1999 which was repaid in connection with the Company's Financing (as hereinafter defined) in May 1999.

     Preferred stock dividend. Preferred stock dividends increased to $1.1 million during the year ended December 31, 1999 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as hereinafter defined) in May 1999.


Years Ended December 31, 1998 and December 31, 1997
---------------------------------------------------

      Revenues. The Company realized $3.5 million in net revenues during 1998 compared to $334,000 during 1997. Revenues in 1998 included $3.1 million in net sales of Periostat and $408,000 in licensing and contract revenues. The 1998 licensing revenues of $400,000 were attributable to a licensing agreement with Laboratories Pharmascience pursuant to which Laboratories Pharmascience will, following all requisite regulatory approvals, market Periostat in France and certain other related territories. Revenues in 1997 included a non-refundable $300,000 licensing fee from Boehringer Mannheim Italia (now called Roche S.P.A.) related to the achievement of the first milestone under a licensing agreement pursuant to which Roche

S.P.A. will, following all requisite regulatory approvals, distribute and manufacture Periostat in Italy.

      Cost of product sales. Cost of product sales were $745,000 in 1998, while there were no cost of product sales in 1997. Such increase resulted from the Company's initial sales of Periostat in 1998.

      Research and development expenses. Research and development expenses increased from $4.2 million in 1997 to $4.7 million in 1998. This increase resulted primarily from expenses relating to additional costs associated with the Company's amendment to its NDA for Periostat submitted to the FDA in March 1998, a Phase 3b clinical trial intended to support future marketing activities for Periostat, the initiation of certain pre-clinical studies for Nephrostat, the Company's compound for the treatment of diabetic complications, which were discontinued in 1999, and consulting and product registration fees associated with the Marketing Authorization Application that the Company has filed with the United Kingdom Medicine Control Agency with respect to potential Periostat sales in the United Kingdom.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased from $6.1 million in 1997 to $10.6 million in 1998. This increase was due primarily to the Company's pre-launch marketing activities related to Periostat in 1998, the hiring of additional sales personnel in 1998 and sales and marketing efforts in 1998 related to certain contractual marketing arrangements entered into during 1997.

      Other income/expenses. Interest income decreased from $1.3 million in 1997 to $988,000 in 1998. This decrease was due to lower balances in cash and short-term investments as a result of normal operating activities since the Company's follow-on public offering of common stock in April 1997.


Liquidity and Capital Resources
-------------------------------

      Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock (the "Series D Stock"), which generated net proceeds to the Company of $18.5 million. The issuance of the Series D Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of such Financing were used to repay a $10.0 million Senior Secured Convertible Note provided by one of the investors on March 19, 1999 in connection with the Financing. The remaining proceeds have been and will be used for general working capital purposes.

      The Series D Stock is convertible at any time into shares of common stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock will be entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

      All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of February 15, 2000, $11.00 per share) for forty consecutive trading days; and
(ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or
(iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      At December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $14.4 million, an increase of $4.1 million from the $10.3 million balance at December 31, 1998.

      In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at December 31, 1999 was $13.0 million, an increase of $4.0 million from December 31, 1998. This increase was primarily attributable to the net proceeds received from the Financing, offset in part by cash used in operations during 1999.

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

      The Company anticipates that its existing working capital, including the proceeds from the Financing, will be sufficient to fund the Company's operations through at least 2000. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

      At December 31, 1999, the Company had approximately $51.0 million of Federal and $39.0 million of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $790,000 available to reduce Federal income taxes which begin expiring in 2007.

     Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior and current year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3.8 million. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. At December 31, 1999, assuming there are no future ownership changes, approximately $12.0 million is immediately available to offset future taxable income. In addition to the Section 382 limitation, the state net operating loss carryforward is subject to a $2.0 million annual limitation.


Recently Issued Accounting Standards
------------------------------------

      In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have in our financial statements and current revenue recognition policy.


Year 2000 Issues
----------------

      The Company believes that material Year 2000 compliance problems would have arisen on or immediately after January 1, 2000. As of the date hereof, the Company is not aware of any Year 2000-related problems associated with its internal systems or software or that of its vendors, suppliers, manufacturers, distributors and marketing partners. It is possible, however, that further Year 2000-related problems will arise in the future.

      Other than time spent by the Company's own personnel, to date the Company has not incurred any significant costs in identifying and remediating Year 2000 problems.


European Monetary Union
-----------------------

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

      The Company believes that it is not subject to a material Market Risk.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION.

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

 (b)       Reports on Form 8-K.

           No Reports on Form 8-K have been filed during the quarter ended December 31, 1999. The Company filed a Current Report on Form 8-K on March 25, 1999 relating to its issuance of a $10.0 million Senior Secured Convertible Note and its proposed issuance of $20.0 million of Series D Cumulative Convertible Preferred Stock to certain investors. The Company filed a Current Report on Form 8-K on May 26, 1999 relating to the consummation of a $20.0 million financing through the issuance of its Series D Cumulative Convertible Preferred Stock and prepayment of such $10.0 million Senior Secured Convertible Note.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2000.

                                    COLLAGENEX PHARMACEUTICALS, INC.

                                    By:/s/ Brian M. Gallagher
                                       --------------------------------------
                                       Brian M. Gallagher, Ph. D., President
                                       and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                       Date
---------------------------------  ---------------------------    --------------

/s/ Brian M. Gallagher, Ph.D.      President, Chief               March 29, 2000
---------------------------------  Executive Officer and
    Brian M. Gallagher, Ph.D.      Director (Principal
                                   Executive Officer)

/s/ Nancy C. Broadbent             Chief Financial Officer,       March 29, 2000
---------------------------------  Treasurer and Secretary
    Nancy C. Broadbent             (Principal Financial and
                                   Accounting Officer)

/s/ Helmer P.K. Agersborg, Ph. D.  Chairman of the Board and      March 29, 2000
---------------------------------  Director
    Helmer P.K. Agersborg, Ph.D.

/s/ Peter R. Barnett, D.M.D.       Director                       March 29, 2000
---------------------------------
    Peter R. Barnett, D.M.D.

/s/ Robert C. Black                Director                       March 29, 2000
---------------------------------
    Robert C. Black

                                   Director                       March   , 2000
---------------------------------
    James E. Daverman

/s/ Robert J. Easton               Director                       March 29, 2000
---------------------------------
    Robert J. Easton

/s/ Stephen A. Kaplan              Director                       March 29, 2000
---------------------------------
    Stephen A. Kaplan

/s/ Stephen W. Ritterbush, Ph.D.   Director                       March 28, 2000
---------------------------------
    Stephen W. Ritterbush, Ph.D.

/s/ Terence E. Winters, Ph.D.      Director                       March 25, 2000
---------------------------------
    Terence E. Winters, Ph.D.

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

   4.6(l)     Certificate  of  Designation.  Preferences  and Rights of Series D
              Cumulative    Convertible    Preferred    Stock   of    CollaGenex
              Pharmaceuticals, Inc.

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

 +10.23(i)    Distribution  Services  Agreement  dated  August 15, 1998  between
              Cord Logistics, Inc. and the Company.

  10.24(j) Convertible Loan and Security Agreement dated as of March 19, 1999, between OCM Principal Opportunities Fund, L.P. and the Company.

  10.25(j) Convertible Note dated March 19, 1999, made by the Company in favor of OCM Principal Opportunities Fund, L.P.

  10.26(j)    Stock  Purchase  Agreement  dated  March  19,  1999,  between  the
              Company,   OCM  Principal   Opportunities  Fund,  L.P.  and  other
              Purchasers set forth therein.

  10.27(k) Lease Agreement dated March 15, 1999 between the Company and Newton Venture IV Associates, effective May 15, 1999.

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

  10.27(l) Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein.

  21(f)       List of subsidiaries of the Registrant.

  23.1        Consent of KPMG LLP.

  27          Financial Data Schedule.

-------

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

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which was filed with the Securities and Exchange Commission on May 7, 1999.

(l) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 12, 1999, which was filed with the Securities and Exchange Commission on May 26, 1999.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----

Independent Auditors' Report.....................................     F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.....     F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998, and 1999..............................     F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1997, 1998 and 1999.........................     F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999...............................     F-6

Notes to Consolidated Financial Statements.......................     F-7

Financial Statement Schedule

  Valuation and Qualifying Accounts..............................     F-21

                          Independent Auditors' Report


The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:


We have audited the consolidated financial statements of CollaGenex Pharmaceuticals, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG LLP




Princeton, New Jersey
February 7, 2000

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999
                  (dollars in thousands, except per share data)


                    Assets                                  1998         1999
                                                          --------     --------
Current assets:
   Cash and cash equivalents .........................    $  3,286     $  7,981
   Short term investments ............................       6,964        6,386
   Accounts receivable, net of allowance of
   $293 and $386 in 1998 and 1999, respectively ......       3,045        2,150
   Inventories .......................................         342          695
   Prepaid expenses and other current assets .........         823          615
                                                          --------     --------
         Total current assets ........................      14,460       17,827
Equipment and leasehold improvements, net ............         267          709
Other assets .........................................          13           27
                                                          --------     --------
         Total assets ................................    $ 14,740     $ 18,563
                                                          ========     ========

     Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of note payable ...................    $   --       $     65
   Accounts payable ..................................       2,914        2,440
   Accrued expenses ..................................       2,545        2,335
                                                          --------     --------
         Total current liabilities ...................       5,459        4,840
                                                          --------     --------
Note payable, less current portion ...................        --            116
Stockholders' equity:
   Preferred stock, $0.01 par value,
     5,000,000 shares authorized, no shares
     and 200,000 shares of Series D cumulative
     convertible preferred stock issued and
     outstanding in 1998 and 1999, respectively
     (liquidation value $20,000) .....................        --              2
   Common stock, $0.01 par value; 25,000,000
     shares authorized, 8,587,204 and 8,622,091
     shares issued and outstanding in 1998 and
     1999, respectively ..............................          86           86
   Additional paid in capital ........................      47,317       67,206
   Deferred compensation .............................        (194)         (76)
   Accumulated deficit ...............................     (37,928)     (53,611)
                                                          --------     --------
         Stockholders' equity ........................       9,281       13,607
Commitments
                                                          --------     --------
         Total  liabilities and  stockholders'
           equity ....................................    $ 14,740     $ 18,563
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1998 and 1999
                  (dollars in thousands, except per share data)


                                          1997          1998           1999
                                      -----------    -----------    -----------
Revenues:
   Product sales ..................   $      --      $     3,053    $    15,211
   License revenues ...............           325            400            100
   Contract revenues ..............             9              8            770
                                      -----------    -----------    -----------
       Total revenues .............           334          3,461         16,081
                                      -----------    -----------    -----------
Operating expenses:
   Cost of product sales ..........          --              745          3,139
   Research and development .......         4,200          4,670          5,005
   Selling, general and
   administrative .................         6,096         10,600         23,180
                                      -----------    -----------    -----------
       Total operating expenses ...        10,296         16,015         31,324
                                      -----------    -----------    -----------
       Operating loss .............        (9,962)       (12,554)       (15,243)
Other income (expense):
   Interest income ................         1,338            988            851
   Interest expense ...............          --             --             (199)
                                      -----------    -----------    -----------
       Net loss ...................        (8,624)       (11,566)       (14,591)
                                      ===========    ===========    ===========

Preferred stock dividend ..........          --             --            1,092
                                      -----------    -----------    -----------
Net loss allocable to common
   stockholders ...................    $   (8,624)    $  (11,566)    $  (15,683)
                                      ===========    ===========    ===========
Basic and diluted net loss per
  share allocable to common
  stockholders ....................   $    (1.04)    $    (1.35)    $     (1.82)
                                      ===========    ===========    ===========
Shares used in computing basic
  and diluted net loss per share
   allocable to common
   stockholders ...................     8,291,167      8,579,054      8,597,676
                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                          COLLAGENEX PHARMACEUTICALS, INC.
                                                  AND SUBSIDIARIES

                                  Consolidated Statements of Stockholders' Equity

                                    Years ended December 31, 1997, 1998 and 1999
                                               (dollars in thousands)


                                                            Series D
                                                      cumulative convertible
                                                         preferred stock           Common stock
                                                       ---------------------   ---------------------    Additional
                                                       Number of      Par      Number of      Par        paid-in
                                                         shares      value      shares       value       capital
                                                       ---------   ---------   ---------   ---------   -----------
Balance, December 31, 1996 .........................        --     $    --     7,535,533   $      75   $    35,551
    Exercise of common stock options ...............        --          --        32,046           1            52
    Issuance of common stock at $12.50 per share
      in conjunction with follow-on offering, net
      of issuance costs ............................        --          --     1,000,000          10        11,552
    Deferred compensation resulting from grant
      of options ...................................        --          --          --          --             142
    Amortization of deferred compensation ..........        --          --          --          --            --
    Net loss .......................................        --          --          --          --            --
                                                       ---------   ---------   ---------   ---------   -----------
Balance, December 31, 1997 .........................        --          --     8,567,579          86        47,297
    Exercise of common stock options ...............        --          --        19,625        --              20
    Amortization of deferred compensation ..........        --          --          --          --            --
    Net loss .......................................        --          --          --          --            --
                                                       ---------   ---------   ---------   ---------   -----------
Balance, December 31, 1998 .........................        --          --     8,587,204          86        47,317
    Exercise of common stock options ...............        --          --        13,575        --              44
    Issuance of Series D cumulative convertible
      preferred stock, net of issuance costs .......     200,000           2        --          --          18,448
    Common stock dividends on Series D
    cumulative convertible preferred stock .........        --          --        21,312        --           1,092
    Compensation expense resulting from options
      to non-employees .............................        --          --          --          --             305
    Amortization of deferred compensation ..........        --          --          --          --            --
    Net loss .......................................        --          --          --          --            --
                                                       ---------   ---------   ---------   ---------   -----------
Balance, December 31, 1999 .........................     200,000   $       2   8,622,091   $      86   $    67,206



                                                                                   Total
                                                       Deferred     Accumulated  stockholders'
                                                     compensation     deficit       equity
                                                       ---------    ---------    ---------

Balance, December 31, 1996 .........................   $    (296)   $ (17,738)   $  17,592
    Exercise of common stock options ...............        --           --             53
    Issuance of common stock at $12.50 per share
      in conjunction with follow-on offering, net
      of issuance costs ............................        --           --         11,562
    Deferred compensation resulting from grant
      of options ...................................        (142)        --           --
    Amortization of deferred compensation ..........         125         --            125
    Net loss .......................................        --         (8,624)      (8,624)
                                                       ---------    ---------    ---------
Balance, December 31, 1997 .........................        (313)     (26,362)      20,708
    Exercise of common stock options ...............        --           --             20
    Amortization of deferred compensation ..........         119         --            119
    Net loss .......................................        --        (11,566)     (11,566)
                                                       ---------    ---------    ---------
Balance, December 31, 1998 .........................        (194)     (37,928)       9,281
    Exercise of common stock options ...............        --           --             44
    Issuance of Series D cumulative convertible
      preferred stock, net of issuance costs .......        --           --         18,450
    Common stock dividends on Series D
    cumulative convertible preferred stock .........        --         (1,092)        --
    Compensation expense resulting from options
      to non-employees .............................        --           --            305
    Amortization of deferred compensation ..........         118         --            118
    Net loss .......................................        --        (14,591)     (14,591)
                                                       ---------    ---------    ---------
Balance, December 31, 1999 .........................   $     (76)   $ (53,611)   $  13,607

                            See accompanying notes to consolidated financial statements.



                              COLLAGENEX PHARMACEUTICALS, INC.
                                      AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                    For the years ended December 31, 1997, 1998 and 1999
                                   (dollars in thousands)


                                                           1997         1998       1999
                                                         --------    --------    --------
Cash flows from operating activities:
   Net loss ..........................................   $ (8,624)   $(11,566)   $(14,591)
   Adjustments  to  reconcile  net  loss  to net
   cash used in operating activities:
       Noncash compensation expense ..................        125         119         423
       Depreciation and amortization expense .........         31          66         151
       Change in assets and liabilities:
         Accounts receivable .........................       --        (3,045)        895
         Inventories .................................       --          (342)       (353)
         Prepaid expenses and other assets ...........       (125)       (545)        194
         Accounts payable ............................        505       2,363        (474)
         Accrued expenses ............................      1,107         639        (210)
                                                         --------    --------    --------
          Net cash used in operating activities ......     (6,981)    (12,311)    (13,965)
                                                         --------    --------    --------
Cash flows from investing activities:
   Capital expenditures ..............................        (78)       (230)       (593)
   Proceeds from the sale of short-term
     investments .....................................     25,402       6,880       7,464
   Purchase of short-term investments ................    (23,427)     (7,452)     (6,886)
                                                         --------    --------    --------
   Net cash provided by (used in) investing
     activities ......................................      1,897        (802)        (15)
                                                         --------    --------    --------
Cash flows from financing activities:

   Proceeds from issuance of note payable ............       --          --        10,000
   Repayment of note payable .........................       --          --       (10,000)
   Net proceeds from the issuance of preferred
     stock ...........................................       --          --        18,450
   Net proceeds from issuance of common stock ........     11,615          20          44
   Proceeds from issuance of long-term debt ..........       --          --           219
   Repayment of long-term debt .......................       --          --           (38)
                                                         --------    --------    --------
          Net cash provided by financing
            activities ...............................     11,615          20      18,675
                                                         --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents ........................................      6,531     (13,093)      4,695

Cash and cash equivalents at beginning of year .......      9,848      16,379       3,286
                                                         --------    --------    --------
Cash and cash equivalents at end of year .............   $ 16,379    $  3,286    $  7,981
                                                         ========    ========    ========

Supplemental schedule of noncash financing activities:

   Deferred compensation .............................   $    142    $   --      $   --
                                                         ========    ========    ========
   Common stock dividends on preferred stock .........   $   --      $   --      $  1,092
                                                         ========    ========    ========

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest ............   $   --      $   --      $    199
                                                         ========    ========    ========

               See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


(1)   BUSINESS

      CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company, through its own sales and marketing force, is currently marketing Periostat(R) (doxycycline hyclate), the Company's lead drug for the treatment of adult periodontal disease which received approval from the U.S. Food & Drug Administration (the "FDA") in September 1998. The Company is also co-marketing other pharmaceutical products on a contract basis with two other companies. The Company has other internally developed compounds in the research and development stage.

      The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

      Short-Term Investments
      ----------------------

      Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as available for sale. Available for sale securities are recorded at their fair value, which approximates cost, of the investments based on quoted market prices at December 31, 1998 and 1999. The Company considers all of its short-term investments to be available for sale.

      Inventories
      -----------

      Inventories are stated at the lower cost or market. Cost is determined using the first-in, first-out method.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Equipment
      ---------

      Equipment, consisting of computer and office equipment, exhibit equipment and leasehold improvements is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter, generally three to ten years. Expenditures for repairs and maintenance are expensed as incurred.

      Segment Information
      -------------------

      The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      Financial Instruments
      ---------------------

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The interest rates on the note payable approximate rates for similar types of borrowing arrangements at December 31, 1999, therefore the fair value of the note payable approximates the carrying value at December 31, 1999.

      Recent Pronouncement
      --------------------

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by registrants in connection with research collaborations with third parties. SAB 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research arrangement. SAB 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the requirements of SAB 101 and has not yet determined the impact of applying the accounting guidance of SAB 101 on its financial position or results of operations or current revenue recognition policy.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Product Sales
      -------------

      In September 1998, the Company received clearance from the FDA to market Periostat. The Company has the exclusive right to market Periostat in the United States. In November 1998, the Company began shipping Periostat to wholesalers throughout the United States. The Company recognizes sales revenue upon shipment. Sales are reported net of allowances for discounts, rebates, chargebacks and product returns.

      License Revenues
      ----------------

      Revenue  from  license   arrangements   is  recognized  when  the  related
      milestones are met by the Company and when all of the Company's significant performance obligations under the terms of the arrangement have been satisfactorily completed.

      Contract Revenues
      -----------------

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

      Management Estimates
      --------------------

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Stock-Based Compensation
      ------------------------

      As described in note 6, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized over the respective vesting periods of the option grants. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

      Concentration of Credit and Other Risks
      ---------------------------------------

      The Company invests its excess cash in deposits with major U.S. financial institutions, money market funds, U.S. Government obligations and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses.

      The Company currently contracts with a single source for the domestic manufacturing of Periostat which is sold throughout the United States exclusively to wholesale and retail distributors. During 1999, two customers accounted for 30% and 14%, of net product sales, respectively. During 1998, two customers accounted for 28% and 27%, of net product sales, respectively.

      The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainties related to clinical trials of products under development.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Net Loss Per Share
      ------------------

      Basic earnings per share ("EPS") is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes dividends on the preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities and stock options. As of December 31, 1999, the effect of dilution to earnings of convertible securities and stock options. As of December 31, 1999, the Company has certain convertible preferred stock and stock options which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(3)   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

      Inventories
      -----------

      Inventories at December 31, 1998 and 1999 consists of the following:


                                        1998     1999
                                       -----    -----
                Raw materials........  $ 124    $ 254
                Finished goods.......    218      441
                                       -----    -----
                                       $ 342    $ 695
                                       =====    =====

      Equipment and Leasehold Improvements
      ------------------------------------

      Equipment and leasehold improvements at December 31, 1998 and 1999 consists of the following:

                                                        1998     1999
                                                       -----    -----
                Computer and office equipment........  $ 198    $ 672
                Exhibit equipment....................    185      259
                Leasehold improvements...............     --       45
                                                       -----    -----
                                                         383      976
                Less accumulated depreciation........   (116)    (267)
                                                       -----    -----
                                                       $ 267    $ 709
                                                       =====    =====

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Accrued Expenses
      ----------------

      Accrued expenses at December 31, 1998 and 1999 consists of the following:

                                                        1998      1999
                                                       ------    ------
                Contracted development and
                  manufacturing costs................  $  984     $  441
                Sales and marketing costs............     637        144
                Payroll and related costs............     421      1,237
                Professional and consulting fees.....     268        221
                Royalties............................     163        215
                Miscellaneous taxes..................      29         32
                Other................................      43         45
                                                       ------     ------
                                                       $2,545     $2,335
                                                       ======     ======

(4)   NOTE PAYABLE

      In April 1999, the Company received $219 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's newly leased corporate office in Newtown, Pennsylvania. The term of the note is three years with interest at 9.54% per annum, with monthly minimum payments of principal and interest. The note is secured by a third party irrevocable standby letter of credit for an amount not less than 90% of the financed property.

(5)   STOCKHOLDERS' EQUITY

      The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.

      On April 8, 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock at a price of $12.50 per share. The net proceeds for the offering after underwriting fees and all related expenses was $11,562.

      On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of 200,000 shares of its Series D Cumulative Convertible Preferred Stock (the "Preferred

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Stock"), which generated net proceeds to the Company of approximately $18.5 million. OCM Principal Opportunities Fund, L.P. ("OCM") led the investor group, which also included certain current stockholders of the Company.

      The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the Financing were used for the repayment of a $10.0 million Senior Secured Convertible Note with interest at 12% per annum provided by OCM on March 19, 1999 in connection with the financing. During the first three years following issuance, the Preferred Stock pays dividends in common stock at a rate of 8.4% per annum.
      Thereafter, the Preferred Stock pays dividends in cash at a rate of 8.0% per annum. The Preferred Stock is convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment, at any time by the holder and under certain conditions by the Company. The conversion price is subject to adjustment in the event the Company fails to declare or pay dividends when due or should the Company issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Preferred Stock. Dividends totaling $1,092 were paid and/or declared in 1999.

      The holders of the Preferred Stock are entitled to vote with the holders of the Company's common stock on all matters to be voted on by the Company's stockholders on an as converted to common stock basis, subject to adjustment. The holders of the Preferred Stock are entitled to liquidation preferences equal to the original purchase price plus dividends accrued and unpaid plus other dividends in certain circumstances. In connection with the issuance of the Preferred Stock, the rights of the holders of the Company's common stock may be limited in certain instances with respect to dividend rights, rights on liquidation, winding up and dissolution of the Company, and the right to vote in connection with certain matters submitted to the Company's stockholders.

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

      The Company maintains a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each common stockholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 1999, the Rights were neither a

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      exercisable nor traded separately from the Company's common stock, and become exercisable only if person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right. In 1999, the Company amended its Rights Plan to specifically exclude an initial issuance of the Preferred Stock.

(6)   STOCK OPTION PLANS

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

      The 1992 Stock Option Plan, as amended, (the "1992 Plan") provided for the granting of incentive and nonstatutory options to directors, employees and consultants to purchase up to 291,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Such options are exercisable for a period of 10 years from the grant date and generally vest over a four year period. All such 291,000 options available under the 1992 Plan were granted by March 31, 1996.

      The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 750,000 (increased to 1,500,000 in 1999), shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonstatutory options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of 10 years from the grant date and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

      In March 1996, the Board of Directors approved a nonqualified plan for the issuance of stock options to non-employee directors under the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). Under this plan, 300,000 shares of common stock are reserved for issuance at an exercise price equal to the fair market value on the date of grant. Such options vest 20% per annum commencing one year from the grant date.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      During 1996, 11,000 options were granted to employees at an exercise price of $2.00 per share. During 1999, 192,500 options were granted to employees at fair market value with an exercise price of $10.06 per share. These grants were not issued under the terms of any of the above Plans.

      Deferred compensation of $142 was recorded in 1997 and other amounts of deferred compensation had been recorded in prior years for options granted where the market value of the Company's stock on the measurement date exceeded the exercise price of such options. Deferred compensation is being amortized to compensation expense in the accompanying consolidated statement of operations over the respective vesting periods of such grants ($125, $119 and $118 in 1997, 1998 and 1999, respectively).

      In 1999, the Company granted options to certain non-employees to purchase 60,000 shares of common stock. Such options vest over a four year period based upon future service requirements. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in future periods related to the 1999 grant is subject to change each reporting period based upon changes in the market value of the Company's common stock, estimated volatility and risk free interest rates until the non-employee completes performance under the option agreement and the options vest. At December 31, 1999, 60,000 options subject to this treatment remain unvested. The Company recorded total compensation expense of $305 in 1999, based on the market value at the grant date and at December 31, 1999 as determined using a Black-Scholes option pricing model.

      At December 31, 1999, there were 654,100 shares available for grant under the 1996 Plan and 115,000 under the Non-Employee Director Plan.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      The following table summarizes stock option activity for 1997 through 1999:

                                                               Exercise price
                                                   Shares        per share
                                                  ----------      --------------
           Balance, December 31, 1996...........     410,250      $ 0.20 - 10.00
             Granted............................     348,750        9.00 - 13.50
             Exercised..........................     (32,046)       0.20 - 2.00
             Cancelled..........................      (1,000)      0.335 - 1.20
                                                  ----------
           Balance, December 31, 1997...........     725,954        0.20 - 13.50
             Granted............................     315,000        6.25 - 13.25
             Exercised..........................     (19,625)      0.355 - 2.00
             Cancelled..........................      (3,000)           6.75
                                                  ----------
           Balance, December 31, 1998...........   1,018,329        0.20 - 13.50
             Granted............................     475,150        8.56 - 22.88
             Exercised..........................     (13,575)       0.20 - 9.69
             Cancelled..........................     (42,000)       6.75 - 17.75
                                                  ----------
           Balance, December 31, 1999...........   1,437,904      $ 0.20 - 22.88
                                                  ==========      ==============

      As of December 31, 1999, the following options were outstanding and exercisable by price range as follows:

                           Outstanding                   Exercisable
                 ----------------------------------  ----------------------
                              Weighted    Weighted                 Weighted
                              average     average                  average
     Range of                remaining    exercise                 exercise
     exercise     Number     contractual   price      Number        price
      prices     of shares      life      per share  of shares     per share
    -----------  ----------  -----------  ---------  ----------    --------
 $   0.20- 2.00    218,704   5.7 years  $     1.02     203,954  $     0.94
     6.25-10.00    499,900   7.5 years        8.29     192,275        8.85
    10.06-12.00    464,600   8.6 years       10.31     107,975       10.61
    12.19-13.50    214,750   8.9 years       12.49      44,925       12.87
    14.06-22.88     39,950   9.5 years       17.45       6,800       17.22
                 ----------  -----------  ---------  ----------    --------
                 1,437,904      7.9 year$     8.72     555,929  $     6.72
                 ==========  ===========  =========  ==========    ========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Had the Company elected to recognize compensation cost for options as prescribed by SFAS 123, the Company's net loss allocable to common stockholders and basic and diluted loss per share allocable to common stockholders would have been reflected as set forth below:

                                                1997        1998        1999
                                              --------   ---------   ---------
      Net loss allocable to
          common stockholders:
            As reported .................     $  8,624   $  11,566   $  15,683
            Pro forma ...................        9,267      12,487      17,338
      Basic and diluted net loss
          per share allocable to
          common stockholders:
            As reported .................     $   1.04   $    1.35   $    1.82
            Pro forma ...................         1.12        1.46        2.02



      Pro forma net loss allocable to common stockholders reflects only options granted in 1995 through 1999. Consequently, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss allocable to common stockholders amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss allocable to common stockholders figures above.

      The weighted average fair values of stock options granted to employees during 1997, 1998 and 1999 were $5.93, $4.64 and $11.24 per share, respectively, on the date of grant. The weighted average fair values of stock options granted to nonemployees during 1999 were $12.19 per share on the date of grant. Such fair values were determined using the
      Black-Scholes option pricing model and are based on the following assumptions:

                                    1997    1998    1999
                                   ------  ------  ------
      Expected life in years.....     5       5       5
      Risk-free interest rate....   6.25%   6.25%   6.25%
      Volatility.................    60%     60%     80%
      Dividend yield.............     0%      0%      0%


(7)   INCOME TAXES

      The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income
      Taxes".  Under  the  asset  and  liability  method,   deferred  taxes

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1998 and 1999 are presented below:

                                                           1998          1999
                                                         --------      --------
      Deferred tax assets:
          Capitalized start up costs ...............     $    677      $    423
          Net operating loss carryforwards .........       14,145        19,543
          Tax credit carryforward ..................          500           790
          Accrued expenses .........................          134           348
                                                         --------      --------
            Total gross deferred tax assets ........       15,456        21,104
          Less valuation allowance .................      (15,450)      (21,069)
                                                         --------      --------
            Total deferred tax assets ..............            6            35
      Deferred tax liability:
          Depreciation .............................           (6)          (35)
                                                         --------      --------
            Net deferred taxes .....................     $     --      $     --
                                                         ========      ========


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1999.

      The net change in the valuation allowance for the years ended December 31, 1998 and 1999 were increases of approximately $6,067 and $5,619, respectively, related primarily to additional net operating losses incurred by the Company.

      At December 31, 1999, the Company had approximately $51,000 of Federal and $39,000 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


      Company also has research and development tax credit carryforwards of approximately $790 available to reduce Federal income taxes which begin expiring in 2007.

     Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior and current year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. At December 31, 1999, assuming there are no future ownership changes, approximately $12,000,000 is immediately available to offset future taxable income. In addition to the Section 382 limitation, the state net operating loss carryforward is subject to a $2,000 annual limitation.

(8)   TECHNOLOGY LICENSE

      At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company incurred royalty expense of $50, $200 and $711 in 1997, 1998 and 1999, respectively.

      In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

                  (dollars in thousands, except per share data)


(9)   COMMITMENTS

      The Company maintains various operating leases, primarily for office space. As of December 31, 1999, future minimum rent payments under noncancellable operation leases are as follows:

                                2000          $   318
                                2001              318
                                2002              318
                                2003              318
                                2004              318
                                Thereafter      1,480
                                              -------
                                    Total     $ 3,070
                                              =======


      Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled $70, $86 and $204, respectively.

      The Company has entered into a three-year Co-Promotion Agreement under which the Company is committed to spend up to $1 million annually for promotional expenses, unless the agreement is earlier terminated per the terms of the agreement.

(10)  401(K) SALARY REDUCTION PLAN

      In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1997, 1998 or 1999 in accordance with the terms of the 401(k) Plan.

(11)  CONTRACT RESEARCH AGREEMENT

      In May 1998, the Company entered into a three year evaluation testing agreement with SUNY pursuant to which SUNY will evaluate certain compounds supplied by the Company under which the Company will pay SUNY up to $1,570. Either party may terminate the agreement at any time. Costs incurred during 1998 and 1999 were $333 and $541, respectively.

      The Company has entered into several contract research agreements with another research company to provide certain clinical monitoring, data management, statistical analysis and regulatory services on behalf of the Company. The Company is billed as research services are performed. Costs incurred under these agreements aggregated approximately $1,064, $1,837 and $396 for 1997, 1998 and 1999, respectively.

                                                                     SCHEDULE II

                 CollaGenex Pharmaceuticals, Inc. and Subsidiary
                          Financial Statement Schedule
                        Valuation and Qualifying Accounts
                     Years Ended December 31, 1998 and 1999
                                 (in thousands)


     Col A         Col B            Col C           Col D         Col E
--------------   ----------  -------------------  ----------  --------------
  Description    Balance at       Additions       Deductions  Balance at the
                    the                                       End of Period
                 Beginning
                 of Period
--------------   ----------  -------------------  ----------  --------------
                             Charged      Other
                             to
                             Statement
                             of
                             Operations
--------------               ----------  -------
   Accounts
  Receivable
  Allowance:

     1998                --        $293       --          --            $293
     1999              $293        $554       --        $461            $386

                                  Exhibit 23.1

                               Consent of KPMG LLP

                              ACCOUNTANTS' CONSENT

The Board of Directors
CollaGenex Pharmaceuticals, Inc.:

We consent to incorporation by reference in the registration statement No. 333-31229 on Form S-8 of CollaGenex Pharmaceuticals, Inc. and registration statement No. 333-88697 on Form S-3 of CollaGenex Pharmaceuticals, Inc. of our report dated February 7, 2000, relating to the consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 and the related schedule, which report appears in the December 31, 1999, Annual Report on Form 10-K of CollaGenex Pharmaceuticals, Inc.




                                  /s/ KPMG LLP



Princeton, New Jersey
March 24, 2000