Form 10-Q
period 2000-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2000-05-12
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                     ------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                             Commission File Number
                                     0-28308

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

              Yes:  X                                  No:
                  ------                                  ------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2000:

                Class                              Number of Shares
     ---------------------------               ---------------------------
     Common Stock $.01 par value                       8,668,279

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION...........................................   1

      Item 1.  Financial Statements......................................   1

               Condensed Consolidated Balance Sheets as of December
                   31, 1999 and March 31, 2000 (unaudited)...............   2

               Condensed Consolidated Statements of Operations for
                   the Three Months Ended March 31, 1999 and 2000
                   (unaudited)...........................................   3

               Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 1999 and 2000
                   (unaudited)..........................................    4

               Notes to Condensed Consolidated Financial Statements
                   (unaudited)..........................................    5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    7

               Results of Operations....................................    8

               Liquidity and Capital Resources..........................    9

               Recently Issued Accounting Standards.....................   11

               Year 2000 Issues.........................................   11

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk.....................................................   11

PART II. OTHER INFORMATION..............................................   12

      Item 5.  Other Information........................................   12

      Item 6.  Exhibits and Reports on Form 8-K.........................   12

SIGNATURES..............................................................   13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                                COLLAGENEX PHARMACEUTICALS, INC.
                                        AND SUBSIDIARIES

                              Condensed Consolidated Balance Sheets
                              December 31, 1999 and March 31, 2000
                          (dollars in thousands, except per share data)


                                                                       December 31,   March 31,
                                                                           1999         2000
                                                                         --------     --------
                                                                                     (unaudited)
                      Assets
Current assets:
   Cash and cash equivalents .........................................   $  7,981     $  8,300
   Short term investments ............................................      6,386        3,818
   Accounts receivable, net of allowance of $386
     and $375 at December 31, 1999 and March 31, 2000, respectively ..      2,150        2,281
   Inventories .......................................................        695          381
   Prepaid expenses and other current assets .........................        615          719
                                                                         --------     --------
         Total current assets ........................................     17,827       15,499
Equipment and leasehold improvements, net ............................        709          711
Other assets .........................................................         27           26
                                                                         --------     --------
         Total assets ................................................   $ 18,563     $ 16,236
                                                                         ========     ========

                   Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of note payable ...................................   $     65     $     65
   Accounts payable ..................................................      2,440        2,945
   Accrued expenses ..................................................      2,335        1,848
                                                                         --------     --------
         Total current liabilities ...................................      4,840        4,858
                                                                         --------     --------
Note payable, less current portion ...................................        116           99

Commitments

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative  convertible  preferred stock issued and outstanding at December 31, 1999 and March
     31, 2000 (liquidation value $20,000 on March 31, 2000) ..........          2            2
   Common stock, $0.01 par value;  25,000,000 shares  authorized,
     8,622,091 and 8,668,279 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively ..............         86           87
   Additional paid in capital ........................................     67,206       67,298
   Deferred compensation .............................................        (76)         (54)
   Accumulated deficit ...............................................    (53,611)     (56,054)
                                                                         --------     --------
         Stockholders' equity ........................................     13,607       11,279
                                                                         --------     --------
         Total liabilities and stockholders' equity ..................   $ 18,563     $ 16,236
                                                                         ========     ========

        See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                         1999           2000
                                                      ---------      ---------
Revenues:
  Product sales...................................    $   2,410      $   5,510
  Contract revenues...............................            8            650
                                                      ---------      ---------
      Total revenues..............................        2,418          6,160
                                                      ---------      ---------
Operating expenses:
  Cost of product sales...........................          543          1,170
  Research and development........................          938            847
  Selling, general and administrative.............        6,096          6,767
                                                      ---------      ---------
      Total operating expenses....................        7,577          8,784
                                                      ---------      ---------
      Operating loss..............................        5,159          2,624
Other income (expense):
  Interest income.................................          114            186
  Interest expense................................          (44)            (5)
                                                      ---------      ---------
      Net loss....................................    $  (5,089)     $  (2,443)
                                                      =========      =========
Preferred stock dividend..........................           --            423
                                                      ---------      ---------
Net loss allocable to common stockholders.........    $  (5,089)     $  (2,866)
                                                      =========      =========
Basic and diluted net loss per share allocable
  to common stockholders...........................   $   (0.59)     $   (0.33)
                                                      =========      =========

Shares used in computing basic and diluted net
  loss per share allocable to common stockholders..   8,589,037      8,651,597
                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.



                             COLLAGENEX PHARMACEUTICALS, INC.
                                     AND SUBSIDIARIES

                      Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 1999 and 2000
                                    (dollars in thousands)
                                        (unaudited)


                                                             Three Months Ended March 31,
                                                                   1999         2000
                                                                  --------    --------
Cash flows from operating activities:
   Net loss ...................................................   $ (5,089)   $ (2,443)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Noncash compensation expense ...........................         30          45
       Depreciation and amortization expense ..................         33          56
       Change in assets and liabilities:
         Accounts receivable ..................................        856        (131)
         Inventories ..........................................       (186)        314
         Prepaid expenses and other assets ....................        172        (103)
         Accounts payable .....................................        289         505
         Accrued expenses .....................................       (145)       (487)
                                                                  --------    --------
                  Net cash used in operating activities .......     (4,040)     (2,244)
                                                                  --------    --------
Cash flows from investing activities:
   Capital expenditures .......................................        (28)        (58)
   Proceeds from the sale of short term investments ...........      4,492       3,417
   Purchase of short term investments .........................       (500)       (849)
                                                                  --------    --------
                  Net cash provided by investing  activities ..      3,964       2,510
                                                                  --------    --------
Cash flows from financing activities:
   Proceeds from the issuance of note payable .................     10,000          --
   Net proceeds from issuance of common stock .................          3          70
   Repayment of long-term debt ................................         --         (17)
                                                                  --------    --------
                  Net cash provided by financing activities ...     10,003          53
Net increase in cash and cash equivalents .....................      9,927         319
Cash and cash equivalents at beginning of period ..............      3,286       7,981
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $ 13,213    $  8,300
                                                                  ========    ========
Supplemental schedule of noncash financing activities:
     Common stock dividends on preferred stock ................   $     --    $    423
                                                                  ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the quarter for interest ................   $     --    $      5
                                                                  ========    ========

     See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 2000
                             (dollars in thousands)
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and footnotes.

      The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2000, their results of operations for the three months ended March 31, 1999 and 2000, and their cash flows for the three months ended March 31, 1999 and 2000. Interim results are not necessarily indicative of results anticipated for the full fiscal year.


NOTE 2 -- INVENTORIES:

      Inventories at December 31, 1999 and March 31, 2000 consist of the following:

                                        1999      2000
                                       -----     -----
                   Raw materials       $ 254     $ 179
                   Finished goods        441       202
                                       -----     -----
                                       $ 695     $ 381


NOTE 3 -- RECENT PRONOUNCEMENTS:

      In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999 and 2000
                             (dollars in thousands)
                                  (Unaudited)
                                  (Continued)


evaluating this SAB and the effect it will have in our financial statements and current revenue recognition policy. SAB 101 must be adopted by the second quarter of 2000 and any impact will be recorded as a cumulative effect adjustment effective January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------


OVERVIEW

      CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 135 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-sterodial anti-inflammatory drug developed by Merck & Co., Inc. ("Merck") and Denavir(R), a prescription cold sore medication developed by SmithKline Beecham Consumer Healthcare, L.P., and the Company is actively seeking other products to market to the dental community.

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

      The Company has incurred losses each year since inception and had an accumulated deficit of $56.1 million at March 31, 2000. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

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


RESULTS OF OPERATIONS

      From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from its co-promotion agreements and $100,000 in license fees. During the three months ended March 31, 2000, the Company achieved net product sales of $5.5 million from the sales of Periostat. In addition, during the three months ended March 31, 2000, the Company generated $650,000 in contract revenues from its co-promotion agreements. During the three-month periods ended March 31, 1999 and 2000, net revenues included $0.8 million and $1.1 million, respectively, in stock orders from one of the Company's major customers, which may have significantly increased that customer's weeks of sales in inventory at the end of each such period.

      The Company realized a net loss during the first quarter of 2000, resulting primarily from higher revenues offset by higher planned sales, marketing and administrative expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

      Revenues. The Company realized $6.2 million in net revenues during the three months ended March 31, 2000 compared to $2.4 million during the three months ended March 31, 1999. Revenues for the first quarter of 2000 included $5.5 million in net sales of Periostat and $650,000 in contract revenues. Revenues for the three months ended March 31, 1999 included $2.4 million in net sales of Periostat and $8,000 in contract revenues. During the three-month periods ended March 31, 2000 and 1999, net revenues included $1.1 million and $800,000, respectively, in stock orders from one of the Company's major customers, which may have significantly increased that customer's weeks of sales in inventory at the end of each such period.

      Cost of Product Sales. Cost of product sales were $1.2 million for the three months ended March 31, 2000, compared to $543,000 for the three months ended March 31, 1999. This improvement in gross margin, as a percentage of sales, resulted primarily from the absence of trade allowances realized on product sales in the three months ended March 31, 2000.

      Research and Development Expenses. Research and development expenses for the three months ended March 31, 2000 were $847,000 compared to $938,000 for the three months ended March 31, 1999. This decrease resulted primarily from decreased expenses related to Phase 3b clinical studies to support the future marketing activities for Periostat, ongoing manufacturing and formulation development work for Periostat and research and development activities funded by the Company. Expenditures made during the three months ended March 31, 2000 include, among other expenditures, regulatory and consulting fees associated with the Company's New Drug Application for a tablet formulation for Periostat submitted to the FDA during the quarter.

      Selling,  General  and  Administrative  Expenses.   Selling,  general  and
administrative expenses increased to $6.8 million for the three months ended March 31, 2000 from $6.1 million for the three months ended March 31, 1999. This increase was due primarily to higher recruiting and training expenses associated with new sales personnel hired during the quarter. The Company also incurred advertising and promotional expenses for Vioxx during the three months ended March 31, 2000 as a result of its co-promotional agreement with Merck signed in September 1999.

      Other Income/Expenses. Interest income increased to $186,000 during the three months ended March 31, 2000 from $114,000 during the three months ended March 31, 1999. This increase was due to higher balances in cash and short-term investments as a result of the completion of the Financing (as defined below) in May 1999. Interest expense for the three months ended March 31, 2000 was $5,000. This expense was primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Interest expense was $44,000 for the three months ended March 31, 1999 for interest on the $10.0 million short term convertible note executed by the Company in March 1999 which was repaid in connection with the Company's Financing in May 1999.

      Preferred Stock Dividends. Preferred stock dividends increased to $423,000 during the three months ended March 31, 2000 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. No dividends were accrued or declared during the three months ended March 31, 1999 as no shares of preferred stock were outstanding during that period.


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

      All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of March 31, 2000, $11.00 per share) for forty consecutive trading days; and
(ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or
(iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      At March 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $12.1 million, a decrease of $2.3 million from the $14.4 million balance at December 31, 1999.

      In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at March 31, 2000 was $10.6 million, a decrease of $2.4 million from the $13.0 million balance at December 31, 1999. This decrease was primarily attributable to the Company's cash used for normal operations during the three months ended March 31, 2000.

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

      The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least 2000. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have in our financial statements and current revenue recognition policy. SAB 101 must be adopted by the second quarter of 2000 and any impact will be recorded as a cumulative effect adjustment effective January 1, 2000.


YEAR 2000 ISSUES

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

      The Company believes that it is not subject to a material market risk.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.
--------------------------

      On March 31, 2000, the Company received notification from Laboratories Pharmascience S.A. ("Laboratories Pharmascience") terminating the 1998 License Agreement by and between the Company and Laboratories Pharmascience pursuant to which Laboratories Pharmascience was to market and distribute Periostat following the requisite regulatory approval on an exclusive basis in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa. The Company is engaged in ongoing discussions with Laboratories Pharmascience to determine whether and to what extent the parties will continue their relationship in the future, if at all.

      On March 31, 2000, the Company announced that it had filed a New Drug Application with the FDA for a new dosage form of Periostat. The new dosage form is a small, film-coated tablet containing the same active ingredient as the currently marketed product (20mg doxycycline hyclate). The Company believes that this new dosage form is the bioequivalent to the current capsule formulation.

      On May 2, 2000, the Company announced that it had filed an application for a Marketing Authorization for Periostat tablets with the United Kingdom Medicines Control Agency (MCA). The MCA granted a marketing authorization for Periostat capsules in February 2000. The Company intends to use the United Kingdom as its Reference Member State to apply for registrations for Periostat tablets in all of the countries of the European Union and Norway.

      On May 2, 2000, the Company also announced that it had executed an exclusive marketing and distribution agreement with ISDIN S.A., a Spanish company, with respect to the marketing and distribution of Periostat tablets in Spain and Portugal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

      (a)   Exhibits

            27 -  Financial Data Schedule.

      (b)   Reports on Form 8-K.

      During the quarter ended March 31, 2000, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CollaGenex Pharmaceuticals, Inc.



Date: May 12, 2000                By:  /s/ Brian M. Gallagher, Ph.D.
                                         -----------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 12, 2000                By:  /s/ Nancy C. Broadbent
                                         ----------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)