Form 10-Q
period 2000-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2000-08-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          52-1758016
-----------------------------                     -----------------------------
(State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or                                 Identification No.)
      Organization)

41 University Drive, Newtown, PA                                         18940
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (215) 579-7388
                                 --------------
                             (Registrant's Telephone
                          Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:   X                                  No:
                   ------                                  ------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 15, 2000:

                Class                              Number of Shares
     ---------------------------                   ----------------
     Common Stock $.01 par value                       8,678,904

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION........................................      1

      Item 1.  Financial Statements...................................      1

               Condensed Consolidated Balance Sheets as of December
                   31, 1999 and June 30, 2000 (unaudited)............       2

               Condensed Consolidated Statements of Operations for
                   the Three Months Ended June 30, 1999 and 2000
                   (unaudited).......................................       3

               Condensed Consolidated Statements of Operations for
                   the Six Months Ended June 30, 1999 and 2000
                   (unaudited).......................................       4

               Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 1999 and 2000
                   (unaudited).......................................       5

               Notes to Condensed Consolidated Financial Statements
                   (unaudited).......................................       6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................       8

               Results of Operations.................................       9

               Liquidity and Capital Resources.......................       12

               Recent Pronouncements.................................       13

      Item 3.  Quantitative and Qualitative  Disclosures  About Market
               Risk..................................................       13

PART II. OTHER INFORMATION...........................................       14

      Item 4.  Submission of Matters to a Vote of Security Holders...       14

      Item 5.  Other Information.....................................       14

      Item 6.  Exhibits and Reports on Form 8-K......................       15

SIGNATURES...........................................................       16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       December 31, 1999 and June 30, 2000

                                                     December 31,    June 30,
                      Assets                             1999          2000
                                                         ----          ----
                                                                    (unaudited)
                                   (dollars in thousands, except per share data)

Current assets:
  Cash and cash equivalents.....................      $   7,981      $   8,745
  Short term investments........................          6,386          2,081
  Accounts receivable, net of allowance of $386
   and $401 at December 31, 1999 and June 30,
   2000, respectively...........................          2,150          2,699
  Inventories...................................            695            385
  Prepaid expenses and other current assets.....            615            781
                                                      ---------      ---------
      Total current assets......................         17,827         14,691

Equipment and leasehold improvements, net.......            709            740
Other assets....................................             27             27
                                                      ---------      ---------
      Total assets..............................      $  18,563      $  15,458
                                                      =========      =========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
  Current portion of note payable...............      $      65      $      65
  Accounts payable..............................          2,440          3,431
  Accrued expenses..............................          2,335          2,187
                                                      ---------      ---------
      Total current liabilities.................          4,840          5,683
                                                      ---------      ---------
Note payable, less current portion..............            116             82
                                                      ---------      ---------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000
   shares authorized;  200,000 shares of Series D
   cumulative  convertible  preferred stock, $0.01
   par value, issued and outstanding at December 31,
   1999 and June 30, 2000  (liquidation value
   of $20,000 at June 30, 2000).................              2              2
  Common stock, $0.01 par value, 25,000,000 shares
   authorized; 8,622,091 and 8,678,904 shares
   issued and outstanding at December 31, 1999 and
   June 30, 2000, respectively..................             86             87
  Common Stock to be issued (39,188 shares at
   December 31, 1999 and 92,572 shares at June 30,
   2000)........................................            858            849
  Additional paid in capital....................         66,348         67,602
  Deferred compensation.........................            (76)           (43)
  Accumulated deficit...........................        (53,611)       (58,804)
                                                      ---------      ---------
      Stockholders' equity......................         13,607          9,693
                                                      ---------      ---------
      Total liabilities and stockholders'
      equity....................................      $  18,563      $  15,458
                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1999 and 2000
                                   (unaudited)
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1999          2000
                                                        -------       ------
                                  (dollars in thousands, except per share data)
Revenues:
  Product sales.................................      $   3,210      $   5,723
  Contract revenues.............................            128            878
  License revenues..............................            100            100
                                                      ---------      ---------
      Total revenues............................          3,438          6,701
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................            710          1,127
  Research and development......................          1,291            965
  Selling, general and administrative...........          5,677          6,669
                                                      ---------      ---------
      Total operating expenses..................          7,678          8,761
                                                      ---------      ---------
      Operating loss............................         (4,240)        (2,060)

Other income (expense):
Interest income.................................            245            165
Interest expense................................           (145)            (4)
Other expense...................................             (2)            (2)
                                                      ---------      ---------
      Net loss..................................      $  (4,142)     $  (1,901)
                                                      =========      =========
Preferred stock dividend........................            235            426
                                                      ---------      ---------
Net loss allocable to common stockholders.......         (4,377)        (2,327)
                                                      =========      =========
  Basic and diluted net loss per share allocable
  to common stockholders........................      $   (0.51)    $    (0.27)
                                                      =========      =========

  Shares used in computing basic and diluted net
  loss per share allocable to common stockholders     8,589,704      8,678,073
                                                      =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1999 and 2000
                                   (unaudited)
                                                     Six Months Ended June 30,
                                                         1999          2000
                                  (dollars in thousands, except per share data)
Revenues:
  Product sales.................................      $   5,620      $  11,233
  Contract revenues.............................            136          1,528
  License revenues..............................            100            100
                                                      ---------      ---------
      Total revenues............................          5,856         12,861
                                                      ---------      ---------
Operating expenses:
  Cost of product sales.........................          1,253          2,297
  Research and development......................          2,229          1,812
  Selling, general and administrative...........         11,772         13,436
                                                      ---------      ---------
      Total operating expenses..................         15,254         17,545
                                                      ---------      ---------

      Operating loss............................         (9,398)        (4,684)

Other income (expense):
Interest income.................................            359            351
Interest expense................................           (189)            (8)
Other expense...................................             (2)            (2)
                                                      ---------      ---------
      Net loss..................................      $  (9,230)     $  (4,343)
                                                      =========      =========

Preferred stock dividend........................            235            849
                                                      ---------      ---------
Net loss allocable to common stockholders.......         (9,465)        (5,192)
                                                      =========      =========
  Basic and diluted net loss per share allocable
  to common stockholders........................      $    (1.10)   $    (0.60)
                                                      ==========    ==========

  Shares used in computing basic and diluted net
  loss per share allocable to common stockholders     8,589,371      8,664,835
                                                      =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 2000
                                   (unaudited)
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1999          2000
                                                          ------        ------
                                                         (dollars in thousands)
Cash flows from operating activities:
  Net loss........................................     $  (9,230)    $  (4,343)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Noncash compensation expense.................            58           358
     Depreciation and amortization expense........            66           113
     Change in assets and liabilities:
      Accounts receivable.........................         2,009          (549)
      Inventories.................................          (292)          310
      Prepaid expenses and other assets...........            61          (166)
      Accounts payable............................           (44)          991
      Accrued expenses............................           463          (148)
                                                       ---------     ---------
            Net cash used in operating
            activities............................        (6,909)       (3,434)
                                                       ---------     ---------

Cash flows from investing activities:
  Capital expenditures............................          (412)         (144)
  Proceeds from the sale of short term investments         7,464         5,638
  Purchase of short term investments..............          (500)       (1,333)
                                                       ---------     ---------
            Net cash provided by investing
            activities............................         6,552         4,161
                                                       ---------     ---------


Cash flows from financing activities:
  Proceeds from the issuance of convertible note
   payable........................................        10,000             -
  Repayment of convertible note payable...........       (10,000)            -
  Proceeds from the issuance of preferred stock...        18,500             -
  Net proceeds from the issuance of common stock..             3            71
  Proceeds from the issuance of note payable......           219             -
  Payments on note payable........................           (11)          (34)
                                                       ---------     ---------
            Net cash provided by financing
            activities............................        18,711            37
                                                       ---------     ---------

Net increase in cash and cash equivalents.........        18,354           764

Cash and cash equivalents at beginning of period..         3,286         7,981
                                                       ---------     ---------
Cash and cash equivalents at end of period........     $  21,640     $   8,745
                                                       =========     =========
Supplemental schedule of non-cash financing
activities:
  Common stock dividend declared on preferred
  stock...........................................     $     235     $     849
                                                       =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for interest.......     $     189     $       8
                                                       =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 2000
                             (dollars in thousands)
                                   (Unaudited)


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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly their financial position as of June 30, 2000, their results of operations for the three and six months ended June 30, 1999 and 2000, and their cash flows for the six months ended June 30, 1999 and 2000. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

     Certain amounts in the December 31, 1999 Consolidated Balance Sheet have been reclassified to conform with the June 30, 2000 presentation.

Note 2 -- Inventories:

      Inventories at December 31, 1999 and June 30, 2000 consist of the following:

                                           1999       2000
                                           ----       ----
                  Raw materials           $ 254     $  168
                  Finished goods            441        217
                                          -----     ------
                                          $ 695     $  385
                                          =====     ======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 2000
                             (dollars in thousands)
                                   (Unaudited)
                                   (Continued)

Note 3 -- Recent Pronouncements:

     In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have in our financial statements and current revenue recognition policy. SAB 101, as amended, must be adopted no later than the fourth quarter of 2000 with any impact reported as a cumulative effect adjustment calculated as of January 1, 2000. Certain license fees recognized as revenue during the three and six months ended June 30, 2000 may need to be deferred once SAB 101 is adopted and amortized over a yet to be estimated expected period of benefit.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

     CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 135 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-sterodial anti-inflammatory drug developed by Merck & Co., Inc. ("Merck") and Denavir(R), a prescription cold sore medication developed by SmithKline Beecham Consumer Healthcare, L.P. ("SmithKline Beecham"), and the Company is actively seeking other products to market to the dental community.

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

     The Company has incurred losses each year since inception and had an accumulated deficit of $58.8 million at June 30, 2000. The Company expects to continue to incur losses in the foreseeable future from expenditures on sales, marketing, manufacturing, drug development, and administrative activities.

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

Results of Operations
---------------------

     From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from its co-promotion agreements and $100,000 in license fees. During the six months ended June 30, 2000, the Company achieved net product sales of $11.2 million from the sales of Periostat. In addition, during the six months ended June 30, 2000, the Company generated $1.5 million in contract revenues from its co-promotion agreements and $100,000 in license revenues.

     The Company realized a net loss during the second quarter of 2000, resulting primarily from higher revenue offset by higher planned sales, marketing and administrative expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

     REVENUES. The Company realized $6.7 million in net revenues during the three months ended June 30, 2000 compared to $3.4 million during the three months ended June 30, 1999. Revenues for the second quarter of 2000 included $5.7 million in net sales of Periostat, $878,000 in contract revenues which were derived from the Company's co-promotion of Vioxx for Merck and Denavir for SmithKline Beecham, and $100,000 in Periostat license revenues. Revenues for the three months ended June 30, 1999 included $3.2 million in net sales of Periostat, $128,000 in contract revenues primarily for Denavir co-promotion and $100,000 in Periostat license revenues. During the three month period ended June 30, 2000, net revenues included $1.2 million in stocking orders from one of the Company's major customers, which may have significantly increased that customer's weeks of sales in inventory at the end of such period. There were no significant stocking orders received by the Company for the three months ended June 30, 1999.

     COST OF PRODUCT SALES. Cost of product sales for Periostat were $1.1 million, or 19.7% of net product sales, for the three months ended June 30, 2000, compared to $710,000, or 22.1% of net product sales, for the three months ended June 30, 1999. This decrease resulted primarily from the absence of trade allowances realized on product sales in the three months ended June 30, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 25.3% to $1.0 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. This decrease resulted primarily from fewer expenses related to Phase 3b clinical studies to support the future marketing activities for Periostat, decreased manufacturing and formulation development work for Periostat tablets and reduced research and development activities. These decreases were partially offset by a $302,000 non-cash compensation charge incurred during the quarter related to accelerating the vesting schedule on stock options granted to certain non-employees in 1999. Expenditures made during the three months ended June 30, 2000 included, among other expenditures, regulatory and consulting fees associated with the Company's New Drug Application for Periostat tablets submitted to the FDA in the first quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 17.5% to $6.7 million in the second quarter of 2000 from $5.7 million in the second quarter of 1999. This increase was due primarily to higher recruiting and continued training expenses associated with new sales personnel hired earlier in 2000. The Company also incurred advertising and promotional expenses for Vioxx during the second quarter of 2000 as a result of its co-promotional agreement with Merck signed in September 1999.

     OTHER INCOME/EXPENSE. Interest income decreased to $165,000 in the second quarter of 2000 from $245,000 in the second quarter of 1999. This decrease was due to lower average balances in cash and short-term investments. Interest expense was $4,000 in the second quarter of 2000. This expense was primarily due to interest on the outstanding balances on the note payable executed by the Company in April 1999. Interest expense was $145,000 in the second quarter of 1999 due primarily to interest on the $10.0 million short term convertible note executed by the Company in March 1999 which was repaid in connection with the Company's Financing (as defined below) in May 1999.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends were $426,000 in the second quarter of 2000 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Preferred stock dividends in the second quarter of 1999 were $235,000, and were accrued during the portion of that quarter that the Series D Stock was outstanding.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

     REVENUES. The Company realized $12.9 million in net revenues during the six months ended June 30, 2000 compared to $5.9 million during the six months ended June 30, 1999. Revenues for the six months ended June 30, 2000 included $11.2 million in net sales of Periostat, $1.5 million in contract revenues which were derived from the Company's co-promotion of Vioxx for Merck and Denavir for SmithKline Beecham, and $100,000 in Periostat license revenues. Revenues for the six months ended June 30, 1999 included $5.6 million in net sales of Periostat, $136,000 in contract revenues primarily for Denavir co-promotion and $100,000 in Periostat license revenues. During the six month period ended June 30, 2000, net revenues included $2.3 million in stocking orders from one of the Company's major customers, which may have significantly increased that customer's weeks of sales in inventory at the end of such period. During the six month period ended June 30, 1999, this customer placed orders totalling $839,000, which also may have increased its weeks of sales in inventory at June 30, 1999.

     COST OF PRODUCT SALES. Cost of product sales for Periostat were $2.3 million, or 20.4% of net product sales, for the six months ended June 30, 2000, compared to $1.3 million, or 22.3% of net product sales, for the six months ended June 30, 1999. This decrease resulted primarily from the absence of trade allowances realized on product sales in the six months ended June 30, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 18.7% to $1.8 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. This decrease resulted primarily from fewer expenses related to Phase 3b clinical studies to support the future marketing activities for Periostat, decreased manufacturing and formulation development work for Periostat tablets and reduced research and development activities. These decreases were partially offset by a $324,000 non-cash compensation charge incurred during the period related to accelerating the vesting schedule on stock options granted to certain non-employees in 1999. Expenditures made during the six months ended June 30, 2000 included, among other expenditures, regulatory and consulting fees associated with the Company's New Drug Application for Periostat tablets submitted to the FDA during the period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14.1% to $13.4 million for the six months ended June 30, 2000 from $11.8 million for the six months ended June 30, 1999. This increase was due primarily to higher recruiting and continued training expenses associated with new sales personnel hired in 2000. The Company also incurred advertising and promotional expenses for Vioxx during the six months ended June 30, 2000 as a result of its co-promotional agreement with Merck signed in September 1999.

     OTHER INCOME/EXPENSE. Interest income decreased to $351,000 in the six months ended June 30, 2000 from $359,000 in the six months ended June 30, 1999. This decrease was due to slightly lower average balances in cash and short-term investments during 2000. Interest expense was $8,000 in the six months ended June 30, 2000. This expense was primarily due to interest on the outstanding balance on the note payable executed by the Company in April 1999. Interest expense was $189,000 for the six months ended June 30, 1999 due primarily to interest on the $10.0 million short term convertible note executed by the Company in March 1999 which was repaid in connection with the Company's Financing in May 1999.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends were $849,000 in the six months ended June 30, 2000 as a result of the Company's obligations in connection with the issuance of its Series D Stock in May 1999. Preferred stock dividends for the six months ended June 30,

1999 were $235,000, and were accrued during the portion of that period that the Series D Stock was outstanding.

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

     The Series D Stock is convertible at any time into shares of common stock of the Company at an initial conversion price of $11.00 per common share. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock have been and will continue to be entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of June 30, 2000, $11.00 per share) for forty consecutive trading days; and (ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     At June 30, 2000, the Company had cash, cash equivalents and short-term investments of approximately $10.8 million, a decrease of $3.6 million from the $14.4 million balance at December 31, 1999, due primarily to the loss from operations during the six months ended June 30, 2000.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at June 30, 2000 was $9.0 million, a decrease of $4.0 million from the $13.0 million balance at December 31, 1999. This decrease was primarily attributable to the Company's cash used for normal operations during the six months ended June 30, 2000.

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

Recent Pronouncements
---------------------

     In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have in our financial statements and current revenue recognition policy. SAB 101, as amended, must be adopted no later than the fourth quarter of 2000 with any impact reported as a cumulative effect adjustment calculated as of January 1, 2000. Certain license fees recognized as revenue during the three and six months ended June 30, 2000 may need to be deferred once SAB 101 is adopted and amortized over a yet to be estimated expected period of benefit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders was held on May 8, 2000.

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 6,542,240 shares of Common Stock and 189,000 shares of Series D Stock, which shares of Series D Stock account for an additional 1,718,182 shares of Common Stock on an as converted to Common Stock basis. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

       Common Stock Nominees                   For                Withheld
       ---------------------                   ---                --------

Brian M. Gallagher, Ph.D.               6,446,190 Shares        96,050 Shares
Helmer P.K. Agersborg, Ph.D.            6,535,260 Shares         6,980 Shares
Peter R. Barnett, D.M.D.                6,446,190 Shares        96,050 Shares
Robert C. Black                         6,535,260 Shares         6,980 Shares
James E. Daverman                       6,535,260 Shares         6,980 Shares
Robert J. Easton                        6,535,260 Shares         6,980 Shares
Terence E. Winters, Ph.D.               6,535,260 Shares         6,980 Shares


     The results of the vote taken at such Annual Meeting with respect to the election of the nominee to be the Series D Director, Stephen A. Kaplan, were as follows: 1,718,182 shares of Series D Stock (on an as converted to Common Stock basis) were voted FOR the Series D Stock nominee, with no shares voting against or abstaining.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common stock basis) voted together as a single class. Of such shares, 8,256,045 shares of Common Stock and Series D Stock voted in favor of such proposal, 2,500 shares were voted against such proposal and 1,877 shares abstained from voting.

Item 5.  Other Information.

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

     On June 9, 2000, the Company announced that it had executed marketing and distribution agreements with Willvonseder & Marchesani Ges.m.b.H. & Co. KG., a Vienna based company, and Karr Dental Ltd., a Zurich based company, with respect to the marketing and distribution of Periostat tablets in Austria and Switzerland, respectively.

     On August 9, 2000, the Company announced that it had executed an exclusive marketing and supply agreement with Showa Yakuhin Kako Co. Ltd., a Japanese company, with respect to the marketing and supply of Periostat tablets in Japan.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            27 -  Financial Data Schedule.

      (b)   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CollaGenex Pharmaceuticals, Inc.



Date: August 14, 2000               By:  /s/ Brian M. Gallagher, Ph.D.
                                         ---------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         Chairman, President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)



Date: August 14, 2000               By:  /s/ Nancy C. Broadbent
                                         ---------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)