Form 10-Q
period 2000-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2000-11-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                             Commission File Number
                                     0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        52-1758016
-----------------------------------             --------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

41 University Drive, Newtown, PA                                           18940
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

             Yes:   X                                       No:
                 ------                                        ------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 15, 2000:

               Class                                     Number of Shares
    ----------------------------                      ---------------------
    Common Stock, $.01 par value                            8,773,676

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

PART I.  FINANCIAL INFORMATION..........................................      1

     Item 1. Financial Statements.......................................      1

             Condensed Consolidated Balance Sheets as of
                December 31, 1999 and September 30, 2000
                (unaudited)............................................       2

             Condensed Consolidated Statements of Operations
                for the Three Months Ended September 30, 1999
                and 2000 (unaudited)....................................      3

             Condensed Consolidated Statements of Operations
                for the Nine Months Ended September 30, 1999
                and 2000 (unaudited)....................................      4

             Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1999
                and 2000 (unaudited)....................................      5

             Notes to Condensed Consolidated Financial Statements
                (unaudited).............................................      6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................      8

             Results of Operations......................................      9

             Liquidity and Capital Resources............................     12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.     14

PART II. OTHER INFORMATION..............................................     15

     Item 5. Other Information..........................................     15

     Item 6. Exhibits and Reports on Form 8-K...........................     16

SIGNATURES..............................................................     17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    December 31, 1999 and September 30, 2000


                                                                             December 31,    September 30,
                                  Assets                                        1999              2000
                                                                            --------------   -------------
                                                                                              (unaudited)
                                                                       (dollars in thousands, except per share data)
  Current assets:
   Cash and cash equivalents...........................................       $    7,981         $   5,220
   Short term investments..............................................            6,386             2,972
   Accounts receivable, net of allowance of $386 and $373 at December 31,
     1999 and September 30, 2000, respectively.........................            2,150             2,581
   Inventories.........................................................              695               748
   Prepaid expenses and other current assets...........................              615             1,101
                                                                              ----------        ----------
         Total current assets..........................................           17,827            12,622
Equipment and leasehold improvements, net..............................              709               706
Other assets...........................................................               27                27
                                                                              ----------         ---------
         Total assets..................................................       $   18,563         $  13,355
                                                                              ==========         =========

                   Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of note payable.....................................       $       65         $      65
   Accounts payable....................................................            2,440             3,148
   Accrued expenses....................................................            2,335             2,215
                                                                              ----------         ---------
         Total current liabilities.....................................            4,840             5,428
                                                                              ----------         ---------
Note payable, less current portion.....................................              116                65
                                                                              ----------         ---------
Commitments

Stockholders' equity:

  Preferred  stock,  $0.01 par value,  5,000,000 shares  authorized;
    200,000 shares of Series D cumulative convertible preferred stock, $0.01 par value, issued  and  outstanding  at
    December  31,  1999 and  September  30,  2000 (liquidation value
    of $20,000 at September 30, 2000).................................                 2                 2

  Common stock, $0.01 par value,  25,000,000 shares  authorized;
    8,622,091 and 8,773,676 shares issued and outstanding at
    December 31, 1999 and September 30, 2000, respectively............                86                88

  Common stock to be issued (39,188 shares at December 31, 1999 and 0
    shares at September 30, 2000).....................................               858                --
  Additional paid in capital..........................................            66,348            68,457
  Deferred compensation...............................................               (76)              (34)
  Accumulated deficit.................................................           (53,611)          (60,651)
                                                                              ----------         ---------
         Stockholders' equity.........................................            13,607             7,862
                                                                              ----------         ---------
         Total liabilities and stockholders' equity...................       $    18,563         $  13,355
                                                                              ==========         =========

See accompanying notes to unaudited condensed consolidated financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 2000
                                   (unaudited)
                                                                                        Three Months Ended
                                                                                          September 30,
                                                                          ---------------------------------------------
                                                                                    1999                 2000
                                                                          -----------------------  --------------------
                                                                          (dollars in thousands, except per share data)
Revenues:
   Product sales.......................................................        $       4,219         $       4,252
   Contract revenues...................................................                  126                   992
   License revenues....................................................                   --                   220
                                                                               -------------         -------------
         Total revenues................................................                4,345                 5,464
                                                                               -------------         -------------
Operating expenses:
   Cost of product sales...............................................                  860                   816
   Research and development............................................                1,102                   562
   Selling, general and administrative.................................                5,921                 6,080
                                                                               -------------         -------------
         Total operating expenses......................................                7,883                 7,458
                                                                               -------------         -------------
         Operating loss................................................               (3,538)               (1,994)
Other income (expense):
Interest income........................................................                  255                   152
Interest expense.......................................................                   (3)                   (4)
Other expense..........................................................                   --                    (1)
                                                                               -------------         --------------
         Net loss......................................................        $      (3,286)        $      (1,847)
                                                                               =============         =============
Preferred stock dividend...............................................                  429                   429
                                                                               -------------         -------------
Net loss allocable to common stockholders..............................               (3,715)               (2,276)
                                                                               =============         =============
   Basic and diluted net loss per share allocable to common stockholders
                                                                               $       (0.43)        $       (0.26)
                                                                               =============         ============
   Shares used in computing basic and diluted net loss per share
   allocable to common stockholders....................................            8,591,992             8,740,955
                                                                               =============         =============


See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1999 and 2000
                                   (unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               --------------------------------------------
                                                                                       1999                   2000
                                                                               -------------------    ----------------------
                                                                               (dollars in thousands, except per share data)
Revenues:
   Product sales.......................................................        $       9,839         $      15,485
   Contract revenues...................................................                  262                 2,520
   License revenues....................................................                  100                   320
                                                                               -------------         -------------
         Total revenues................................................               10,201                18,325
                                                                               -------------         -------------
Operating expenses:
   Cost of product sales...............................................                2,113                 3,113
   Research and development............................................                3,331                 2,373
   Selling, general and administrative.................................               17,694                19,516
                                                                               -------------         -------------
         Total operating expenses......................................               23,138                25,002
                                                                               -------------         -------------
         Operating loss................................................              (12,937)               (6,677)
Other income (expense):
Interest income........................................................                  615                   502
Interest expense.......................................................                 (192)                  (12)
Other expense..........................................................                   (2)                   (3)
                                                                               -------------         -------------
         Net loss......................................................        $     (12,516)        $      (6,190)
                                                                               =============         =============
Preferred stock dividend...............................................                  663                 1,278
                                                                               -------------         -------------
Net loss allocable to common stockholders..............................              (13,179)               (7,468)
                                                                               =============         =============
   Basic and diluted net loss per share allocable to common stockholders
                                                                               $       (1.53)        $       (0.86)
                                                                               =============         =============
   Shares used in computing basic and diluted net loss per share
   allocable to common stockholders....................................            8,590,224            8,690,208
                                                                               =============         ============


See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 2000
                                   (unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                       1999              2000
                                                                                ----------------    ---------------
                                                                                       (dollars in thousands)
Cash flows from operating activities:
   Net loss..............................................................       $     (12,516)       $      (6,190)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense......................................                 151                  366
       Depreciation and amortization expense.............................                 137                  170
       Change in assets and liabilities:
         Accounts receivable.............................................               1,686                 (431)
         Inventories.....................................................                (354)                 (53)
         Prepaid expenses and other current assets.......................                 132                 (486)
         Accounts payable................................................                (291)                 708
         Accrued expenses................................................                 (81)                (120)
                                                                                -------------        -------------
                  Net cash used in operating activities..................             (11,136)              (6,036)
                                                                                -------------        -------------
Cash flows from investing activities:
   Capital expenditures..................................................                (467)                (167)
   Proceeds from the sale of short term investments......................               7,464                5,638
   Purchase of short term investments....................................                (500)              (2,224)
                                                                                -------------        -------------
                  Net cash provided by investing activities..............               6,497                3,247
                                                                                -------------        -------------
Cash flows from financing activities:
   Proceeds from the issuance of convertible note payable................              10,000                   --
   Repayment of convertible note payable.................................             (10,000)                  --
   Proceeds from the issuance of preferred stock.........................              18,456                   --
   Net proceeds from the issuance of common stock........................                   9                   79
   Proceeds from the issuance of note payable............................                 219                   --
   Payments on note payable..............................................                 (21)                 (51)
                                                                                -------------        -------------
                  Net cash provided by financing activities..............              18,663                   28
                                                                                -------------        -------------
Net increase (decrease) in cash and cash equivalents.....................              14,024               (2,761)
Cash and cash equivalents at beginning of period.........................               3,286                7,981
                                                                                -------------        -------------
Cash and cash equivalents at end of period...............................       $      17,310        $       5,220
                                                                                =============        =============
Supplemental schedule of non-cash financing activities:
   Common stock dividend declared on preferred stock.....................       $         234        $         849
                                                                                =============        =============
Supplemental disclosure of cash flow information:
   Cash paid during the quarter for interest.............................       $         192        $          12
                                                                                =============        =============

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly their financial position as of September 30, 2000, their results of operations for the three and nine months ended September 30, 1999 and 2000, and their cash flows for the nine months ended September 30, 1999 and 2000. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

     Certain amounts in the December 31, 1999 Consolidated Balance Sheet have been reclassified to conform with the September 30, 2000 presentation.

NOTE 2 -- INVENTORIES:

     Inventories at December 31, 1999 and September 30, 2000 consist of the following:

                                      1999            2000
                                    --------        -------
                 Raw materials      $    254        $    83
                 Finished goods          441            665
                                    --------        -------
                                    $    695        $   748
                                    ========        =======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 3 -- RECENT PRONOUNCEMENTS:

     In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating SAB 101 and the effect it will have in our financial statements and current revenue recognition policy. SAB 101, as amended, must be adopted no later than the fourth quarter of 2000 with any impact reported as a cumulative effect adjustment calculated as of January 1, 2000. Certain license fees recognized as revenue during the three and nine months ended September 30, 2000 may need to be deferred once SAB 101 is adopted and amortized over a yet to be estimated expected period of benefit.

NOTE 4 -- CONTRACT DISPUTE WITH AAI:

     Applied Analytical Industries, Inc. ("AAI"), the Company's current manufacturer of Periostat, notified the Company in October 2000 of AAI's belief that it is commercially impracticable for AAI to continue to manufacture Periostat at current pricing levels as a result of certain manufacturing specifications for Periostat that were mandated by the FDA. AAI is seeking to recover certain costs that AAI claims it has incurred since beginning commercial manufacture of Periostat in late 1998. AAI is also seeking to effect a price increase on future quantities of Periostat manufactured for the Company. At present, the Company and AAI are actively working to reach a resolution to this matter, including possibly submitting the dispute to binding arbitration. The Company cannot be certain that an agreement will be reached with AAI on commercially reasonable terms, if at all, or that supplies of Periostat will not be disrupted in the future as a result of this dispute.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and its subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-sterodial anti-inflammatory drug developed by Merck & Co., Inc. ("Merck") and Denavir(R), a prescription cold sore medication developed by SmithKline Beecham Consumer Healthcare, L.P. ("SmithKline Beecham"), and the Company is actively seeking other products to market to the dental community.

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

     The Company has incurred losses each year since inception and had an accumulated deficit of $60.7 million at September 30, 2000. The Company expects to continue to incur losses in the foreseeable future from expenditures on sales, marketing, manufacturing, drug development, and administrative activities.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been approved by the FDA for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products or that Vioxx or Denavir will be successfully commercialized by the Company. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from its co-promotion agreements and $100,000 in license fees. During the nine months ended September 30, 2000, the Company achieved net product sales of $15.5 million from sales of Periostat. In addition, during the nine months ended September 30, 2000, the Company generated $2.5 million in contract revenues from its co-promotion agreements and $320,000 in license revenues.

     Net sales of Periostat for the three months ended September 30, 2000 were $4.3 million as compared to $5.7 million and $5.5 million for the three months ended June 30, 2000 and March 31, 2000, respectively. Based on prescription data provided by NDC/Source, end user demand was higher in the third quarter of 2000 than the first and second quarters of 2000. However, during the fourth quarter of 1999 and the first and second quarters of 2000, wholesale buying modestly exceeded estimated end user demand. The Company believes, however, that as the rate of growth in end user demand slowed during 2000, wholesalers reduced their weeks of sales in inventories and drew down existing inventories to meet demands, rather than placing new orders.

     To broaden and increase Periostat usage, the Company initiated a direct-to-consumer advertising test program in October 2000 aimed at patients and an Expanded Use Initiative in June 2000 aimed at dental professionals. The Company has not yet determined the impact of such initiatives on net sales of Periostat, if any.

     The Company realized a net loss during the third quarter of 2000, resulting primarily from higher revenue offset by higher planned sales, marketing and administrative expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. The Company realized $5.5 million in net revenues during the three months ended September 30, 2000 compared to $4.3 million during the three months ended September 30, 1999. Revenues for the third quarter of 2000 included $4.3 million in net sales of Periostat, $992,000 in contract revenues which were derived from the Company's co-promotion of Vioxx for Merck and Denavir for SmithKline Beecham and $220,000 in Periostat license revenues. Revenues for the three months ended September 30, 1999 included $4.2 million in net sales of Periostat and $126,000 in contract revenues. There were no co-promotion revenues earned from Merck during the three months ended September 30, 1999.

     COST OF PRODUCT SALES. Cost of product sales for Periostat were $816,000, or 19.2% of net product sales, for the three months ended September 30, 2000, compared to $860,000, or 20.4% of net product sales, for the three months ended September 30, 1999. This decrease in cost of product sales for Periostat as a percentage of net product sales for Periostat resulted primarily from per unit price increases of Periostat in effect during the three months ended September 30, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 49.0% to $562,000 in the third quarter of 2000 from $1.1 million in the third quarter of 1999. This decrease resulted primarily from fewer expenses related to Phase 3b clinical studies to support the future marketing activities for Periostat, decreased manufacturing and formulation development work for Periostat tablets and reduced research and development activities. Expenditures made during the three months ended September 30, 2000 included, among other expenditures, regulatory and consulting fees associated with the Company's New Drug Application for Periostat tablets submitted to the FDA in the first quarter of 2000 and ongoing Phase IV marketing studies of Periostat.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 2.6% to $6.1 million in the third quarter of 2000 from $5.9 million in the third quarter of 1999. This increase was due primarily to the initiation of a direct-to-consumer advertising test campaign which commenced during the quarter and higher personnel and training expenses associated with additional sales representatives hired in 2000. The Company also incurred advertising and promotional expenses for Vioxx and Denavir during the third quarter of 2000 as a result of its co-promotional agreements with Merck and SmithKline Beecham.

     OTHER INCOME/EXPENSE. Interest income decreased to $152,000 in the third quarter of 2000 from $255,000 in the third quarter of 1999. This decrease was due to lower average balances in cash and short-term investments. Interest expense was $4,000 in the third quarter of 2000 compared to $3,000 in the third quarter of 1999. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends were $429,000 in the third quarter of 2000 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Preferred stock dividends accrued in the third quarter of 1999 were also $429,000.

NINE MONTHS ENDED SEPTEMBER 30,2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. The Company realized $18.3 million in net revenues during the nine months ended September 30, 2000 compared to $10.2 million during the nine months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 included $15.5 million in net sales of Periostat, $2.5 million in contract revenues which were derived from the Company's co-promotion of Vioxx for Merck and Denavir for SmithKline Beecham and $320,000 in Periostat license revenues. Revenues for the nine months ended September 30, 1999 included $9.8 million in net sales of Periostat, $262,000 in contract revenues and $100,000 in Periostat license revenues. There were no co-promotion revenues earned from Merck during the nine months ended September 30, 1999. During the first two quarters of 2000, net revenues included $2.3 million in stocking orders from one of the Company's major customers, which may have significantly increased that customer's weeks of sales in inventory during the nine months ended September 30, 2000. During the nine month period ended September 30, 1999, this customer placed orders totaling $940,000, which also may have increased its weeks of sales in inventory during the nine months ended September 30, 1999.

     COST OF PRODUCT SALES. Cost of product sales for Periostat were $3.1 million, or 20.1% of net product sales, for the nine months ended September 30, 2000, compared to $2.1 million, or 21.5% of net product sales, for the nine months ended September 30, 1999. This decrease in cost of product sales for Periostat as a percentage of net product sales for Periostat resulted primarily from the absence of trade allowances realized on product sales and per unit price increases of Periostat in effect during the nine months ended September 30, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 28.7% to $2.4 million for the nine months ended September 30, 2000 from $3.3 million for the nine months ended September 30, 1999. This decrease resulted primarily from fewer expenses related to Phase 3b clinical studies to support the future marketing activities for Periostat, decreased manufacturing and formulation development work for Periostat tablets and reduced research and development activities. These decreases were partially offset by a $324,000 non-cash compensation charge incurred during the period related to accelerating the vesting schedule on stock options granted to certain non-employees in 1999. Expenditures made during the nine months ended September 30, 2000 included, among other expenditures, regulatory and consulting fees associated with the Company's New Drug Application for Periostat tablets submitted to the FDA during the period and ongoing Phase IV marketing studies of Periostat.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.3% to $19.5 million for the nine months ended September 30, 2000 from $17.7 million for the nine months ended September 30, 1999. This increase was due primarily to higher personnel, recruiting and continued training expenses associated with additional sales representatives hired in 2000. The Company also incurred advertising and promotional expenses for Vioxx and Denavir during the nine months ended September 30, 2000 as a result of its co-promotional agreements with Merck and SmithKline Beecham.

     OTHER INCOME/EXPENSE. Interest income decreased to $502,000 in the nine months ended September 30, 2000 from $615,000 in the nine months ended September 30, 1999. This decrease was due to slightly lower average balances in cash and short-term investments during 2000. Interest expense was $12,000 in the nine months ended September 30, 2000. This expense was due to interest on the outstanding balance on the $219,000 note payable executed by the Company in April 1999. Interest expense was $192,000 for the nine months ended September 30, 1999 due primarily to interest on the $10.0 million short term convertible note executed by the Company in March 1999 which was repaid in connection with the Company's Financing (as defined below) in May 1999.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends were $1.3 million in the nine months ended September 30, 2000 and were $663,000 for the nine months ended September 30, 1999 as a result of the Company's obligations in connection with the issuance of its Series D Stock in May 1999.

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

     All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of September 30, 2000, $11.00 per share) for forty consecutive trading days; and
(ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or
(iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     At September 30, 2000, the Company had cash, cash equivalents and short-term investments of approximately $8.2 million, a decrease of $6.2 million from the $14.4 million balance at December 31, 1999, due primarily to the loss from operations during the nine months ended September 30, 2000.

     In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at September 30, 2000 was $7.2 million, a decrease of $5.8 million from the $13.0 million balance at December 31, 1999. This decrease was primarily attributable to the Company's cash used for normal operations during the nine months ended September 30, 2000.

     In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's newly leased corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

     The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least the year 2001. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's marketing efforts and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

RECENT PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating SAB 101 and the effect it will have in our financial statements and current revenue recognition policy. SAB 101, as amended, must be adopted no later than the fourth quarter of 2000 with any impact reported as a cumulative effect adjustment calculated as of January 1, 2000. Certain license fees recognized as revenue during the three and nine months ended September 30, 2000 may need to be deferred once SAB 101 is adopted and amortized over a yet to be estimated expected period of benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     DISTRIBUTION AGREEMENTS

     On August 24, 2000 the Company announced that it had executed an agreement for the marketing and distribution of Periostat in Israel with Taro International Limited ("Taro"), a wholly-owned subsidiary of Taro Pharmaceutical Industries Limited, an Israeli company. The agreement calls for Taro to pay milestone fees associated with the regulatory approvals of Periostat.

     On October 25, 2000 the Company announced that it has agreed to extend the rights of ISDIN S.A., a joint venture between the Spanish companies Laboratorios del Dr. Esteve S.A. and Antonio Puig S.A., to market and distribute Periostat in Greece. The Company previously announced an exclusive marketing and distribution agreement with ISDIN S.A. for the countries of Spain and Portugal.

     APPOINTMENT OF DIRECTOR

     On October 4, 2000, the Company announced that W. James O'Shea was appointed to the Company's Board of Directors. Mr. O'Shea currently serves as the president and chief operating officer of Sepracor Inc.

     NEW PRODUCT MARKET

     On October 5, 2000, the Company announced that Periostat will be available for prescription in the United Kingdom, and will be marketed to the United Kingdom periodontal community by CollaGenex International, Ltd., a wholly-owned subsidiary of the Company.

     GRANT AWARD

     On October 18, 2000, the Company announced that it had received a Phase I STTR grant from the National Heart, Lung and Blood Institute, a division of the National Institute of Health. The grant will support the potential development of one of the Company's group of compounds known as IMPACS(R) (Inhibitors of Multiple Proteases And Cytokines) for the prevention and treatment of acute lung injury.

     CONTRACT DISPUTE WITH AAI

     Applied Analytical Industries, Inc. ("AAI"), the Company's current manufacturer of Periostat, notified the Company in October 2000 of AAI's belief that it is commercially impracticable for AAI to continue to manufacture Periostat at current pricing levels as a result of certain manufacturing specifications for Periostat that were mandated by the FDA. AAI is seeking to recover certain costs that AAI claims it has incurred since beginning commercial manufacture of Periostat in late 1998. AAI is also seeking to effect a price increase on future quantities of Periostat manufactured for the Company. At present, the Company and AAI are actively working to reach a resolution to this matter, including possibly submitting the dispute to binding arbitration. The Company cannot be certain that an agreement will be reached with AAI on commercially reasonable terms, if at all, or that supplies of Periostat will not be disrupted in the future as a result of this dispute.

     DISCUSSIONS WITH LABORATORIES PHARMASCIENCE

     As previously disclosed by the Company, the Company and Laboratories Pharmascience S.A. have been engaged in ongoing discussions to evaluate whether the parties will continue their relationship under their previously negotiated 1998 License Agreement. After further discussions, the parties mutually decided to discontinue their relationship. The Company is actively seeking a partner to market and distribute Periostat in France, upon receipt of requisite regulatory approval in such region.

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

                                        CollaGenex Pharmaceuticals, Inc.


Date: November 14, 2000                 By: /s/ Brian M. Gallagher, Ph.D.
                                            -------------------------------
                                            Brian M. Gallagher, Ph.D.
                                            Chairman, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)



Date: November 14, 2000                 By: /s/ Nancy C. Broadbent
                                            --------------------------------
                                            Nancy C. Broadbent
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)