Form 10-K
period 2000-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2001-03-26
CIK 1012270

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

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission File Number 0-28308

                       COLLAGENEX PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               52-1758016
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

41 University Drive, Newtown, Pennsylvania                              18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (215)579-7388
                                                   -------------

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

                             Yes:    X      No:
                                  ------        ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $40,406,361 at March 15, 2001 based on the last sales price on that date.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2001:

Class                                    Number of Shares
-----                                    ----------------
Common Stock, $0.01 par value             10,550,638

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------


          Item                                                             Page
          ----                                                             ----
PART I     1.    Business................................................    1
           2.    Properties..............................................   24
           3.    Legal Proceedings.......................................   24
           4.    Submission of Matters to a Vote of Security Holders.....   24

PART II    5.    Market for the Company's Common Equity and Related
                    Stockholder Matters..................................   25
           6.    Selected Consolidated Financial Data....................   25
           7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   28
           7A.   Quantitative and Qualitative Disclosures about
                    Market Risk..........................................   35
           8.    Financial Statements and Supplementary Data.............   35
           9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................   35

PART III   10.   Directors and Executive Officers of the Company.........   36
           11.   Executive Compensation..................................   36
           12.   Security Ownership of Certain Beneficial Owners and
                    Management...........................................   36
           13.   Certain Relationships and Related Transactions..........   36

PART IV    14.   Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K................................   37

SIGNATURES...............................................................   38

EXHIBIT INDEX............................................................   40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
  SCHEDULE..............................................................    F-1

                                     PART I


ITEM 1.    BUSINESS.

GENERAL
-------

      CollaGenex Pharmaceuticals, Inc. and subsidiaries ("CollaGenex", or the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat(R), is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. In December 2000 and February 2001, the United Kingdom Medicines
Control Agency (the "UK MCA") and the FDA, respectively, granted marketing approval for a new tablet formulation of Periostat which is smaller, easier to swallow and offers manufacturing cost advantages. This formulation will replace the currently marketed capsule formulation during 2001. Periostat is indicated as an adjunct to scaling and root planing ("SRP"), the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Adult periodontitis, a chronic disease characterized by the progressive loss of attachment between the tooth root and the surrounding periodontal structures, may result in tooth loss if untreated. See "- Periostat."

      The Company believes that it is the only specialty pharmaceutical company specifically focused on the dental market. There are approximately 120,000 dentists in the United States, who write about 55 million prescriptions per year. Most of these prescriptions are for drugs that treat the symptoms associated with dental diseases, such as pain, inflammation and infection. Periostat is the first orally administered, systemically delivered pharmaceutical developed and approved specifically to treat a dental disease.

      Research has shown that the enzyme-suppression technology underlying Periostat may also be applicable to other diseases involving destruction of the body's connective tissues, including cancer metastasis, osteoporosis, osteoarthritis, rheumatoid arthritis, diabetes and acute lung injury. The Company is also developing a series of novel, proprietary compounds known as IMPACS(R) (Inhibitors of Multiple Proteases and Cytokines) to address other applications. Phase I clinical trials for Metastat(R), the Company's lead compound for the treatment of metastatic cancer, were initiated in January 1998 under the sponsorship of the National Cancer Institute (the "NCI"). In Phase I clinical trials, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma, and the NCI has elected to continue testing Metastat in Phase II clinical trials.

      The Company's core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook ("SUNY"). SUNY also conducts research and development on other potential applications of the core technology pursuant to a contract with the Company.

      Periostat is marketed to the professional dental community in the United States through a professional pharmaceutical sales force comprised of approximately 120 sales representatives and managers. Currently, the Company's sales force is also marketing Vioxx(R), a prescription non-steroidal anti-inflammatory drug (NSAID) developed by Merck & Co., Inc. ("Merck") that the Company promotes for the treatment of acute dental pain, and Denavir(R), a prescription drug owned by Novartis Pharmaceuticals Corporation ("Novartis") for the treatment of cold sores. Novartis notified the Company by letter dated March 14, 2001 of its intention to terminate its co-promotion agreement with the Company with respect to Denavir and the Company and Novartis are discussing potential alternate partnering arrangements, if any. The Company recently initiated a direct-to-consumer ("DTC") advertising campaign to build patient awareness of Periostat and to drive prescription and revenue growth. The Company is actively pursuing other prescription and non-prescription products to market to the professional dental community and directly to the consumer, and may enter directly into manufacturing arrangements for additional complementary products, such as dental neutraceuticals.

      The Company was incorporated in Delaware in January 1992 under the name CollaGenex, Inc. The Company's name was changed to CollaGenex Pharmaceuticals, Inc. in April 1996. The Company's executive offices are located at 41 University Drive, Newtown, Pennsylvania 18940, and its telephone number is (215) 579-7388.

      "Periostat(R)", "Metastat(R)" and "IMPACS(R)" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of the Company.

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

      The most prevalent therapy for adult periodontitis is SRP, a mechanical procedure that removes bacteria and bacteria deposits called plaque from tooth and root surfaces above and below the gum line. Periostat is the first orally administered, systemically delivered pharmaceutical indicated as an adjunct to SRP to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis.

      Periostat, a 20 mg dose of doxycycline, is a unique sub-anti-microbial dosage strength that suppresses the chronic and progressive tissue degradation characteristic of periodontitis without exerting any anti-microbial effect. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 35 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat's mechanism of action is believed in part to be through the down-regulation of the activity of collagenases, enzymes which are members of a broad class of enzymes known as matrix metalloproteinases ("MMPs") that are excessively produced as a result of inflammation resulting from bacterial infection in the gums. Periostat is intended to be taken orally by the patient between dental visits. In September 1998, the FDA granted the Company marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription in November 1998 and was fully launched commercially in January 1999. Since January 1999, more than 975,000 Periostat prescriptions have been filled and over 34,000 dentists have written a Periostat prescription.

      In December 2000 and February 2001, the UK MCA and the FDA, respectively, granted marketing approval for the Company's new tablet formulation of Periostat. Such tablets will be manufactured by Pharmaceutical Manufacturing Research Services, Inc. ("PMRS") a contract manufacturing company. Tablets will also be supplied to the Company's foreign marketing partners upon receipt of requisite regulatory approvals, if at all, which will be applied for in 2001.

VIOXX
-----

      Pursuant to a Co-Promotion Agreement executed with Merck in September 1999, the Company received the exclusive right to co-promote Vioxx to the dental community. Vioxx is a prescription strength NSAID that was approved by the FDA on May 20, 1999 for the treatment of osteoarthritis, the management of acute pain in adults, including dental pain, and the treatment of primary dysmenorrhea. Merck promotes Vioxx to the general physician community. The agreement provides for certain payments by Merck to the Company upon sales of Vioxx to the dental community.

      Vioxx belongs to a new class of NSAIDs that are believed to work by selectively inhibiting the cyclooxygenase-2 (COX-2) enzyme, which plays a role in pain and inflammation. Vioxx spares a related enzyme (COX-1) that helps maintain the normal stomach lining and platelet homeostasis. In general, most NSAIDs block both enzymes. Such medications treat pain and inflammation, but may damage the stomach lining, potentially leading to ulcers in some patients. In recent clinical trials, Vioxx was shown to be more effective than acetominophen plus codeine, a narcotic, in relieving pain, with a much lower risk of the gastrointestinal side effects and prolonged bleeding commonly associated with NSAID pain relievers. Vioxx may also now be promoted for osteoarthritis of the temporomandibular joint ("TMJ"), a painful chronic disorder of the jaw. Prescribed as a once-a-day dose, Vioxx offers patients a convenient alternative to the multiple daily doses required for many other NSAIDs.

DENAVIR
-------

      Denavir is an FDA approved topical antiviral cream used for the treatment of cold sores. It is the first and only prescription-strength medicine for treating recurrent cold sores in healthy adults. The Company has marketed Denavir to the dental community under a Co-Promotion Agreement with Novartis, since October 13, 1998, which agreement provided for certain payments by Novartis to the Company. Novartis notified the Company by letter dated March 14, 2001 of its intention to terminate its co-promotion agreement with the Company with respect to Denavir, and the Company and Novartis are discussing potential alternative partnering arrangements, if any.

SALES AND MARKETING
-------------------

      The Company markets and sells its products in the United States through a dedicated sales force comprised of approximately 120 sales representatives and managers. The Company intends to market Periostat in foreign markets, upon receipt of all requisite regulatory approvals, primarily through marketing and distribution partnerships with companies in these markets. The Company currently has such agreements with foreign companies, subject to requisite regulatory approvals, covering Japan, Germany, Italy, Canada, Spain, Portugal, Greece, Israel, Austria and Switzerland, and has an export marketing agreement for countries in the Middle East. A capsule formulation of Periostat was approved by the UK MCA in February 2000, and the Company launched a modest direct marketing effort in the United Kingdom to dentists through the Company's United Kingdom subsidiary in September 2000. In December 2000 the UK MCA approved a tablet formulation of Periostat and during 2001 the Company intends to file for regulatory approvals in European countries through the Mutual Recognition Procedure. The Company's foreign marketing and distribution agreements provide for milestone payments upon the achievement of various regulatory and commercial events as well as supply agreements for manufactured product. The Company's Swiss and Israeli distributors will also file for regulatory approval during 2001.

      United States
      -------------

      The field sales organization is currently comprised of two regional managers, eleven district managers and approximately 105 full-time equivalent ("FTE") sales representatives. Each FTE is responsible for covering a territory that includes approximately 250 dentists and periodontists that are believed to be high volume potential prescribers of Periostat based on the estimated number of SRPs performed in their respective practices.

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

      United States Direct-to-Consumer Advertising Campaign
      -----------------------------------------------------

      DTC is a relatively new but highly effective marketing tool used by pharmaceutical companies to build patient awareness of prescription drugs and to drive prescription and revenue growth. In conducting market research, the Company learned that there was a greater than 90% awareness of Periostat among dentists but less than a 10% awareness of Periostat among patients with adult periodontitis.

      In October 2000, the Company initiated a test DTC campaign in Tampa and St. Louis to evaluate the potential effectiveness of this tool for increasing Periostat prescription growth. The Company's advertisements were developed by Bozell Healthcare, the fourth largest healthcare advertising firm in the world, and were placed in both print and television media in Tampa and St. Louis. The test campaign was conducted from October 8 through December 11, 2000 and resumed again in January 2001 for one month.

      During the fourth quarter of 2000, new Periostat prescriptions in the test cities were 48% higher than the third quarter of 2000 compared to a 1.4% increase in new Periostat prescriptions in the rest of the United States. Periostat is typically prescribed for 30 days with two or more refills. Total Periostat prescriptions, which include refills, in the test markets in the fourth quarter of 2000 increased 32.4% over new prescriptions in the third quarter compared to a 3.3% increase in the rest of the United States.

      Based on these results, in January 2001 the Company expanded its DTC campaign to include Philadelphia, Washington, Houston and Chicago. The Company plans a further expansion of the campaign in up to eight additional advertising markets over the course of 2001.

      International
      -------------

      The Company is establishing relationships with key partners to market and sell Periostat internationally, upon receipt of the requisite foreign regulatory approvals. In 1996, the Company executed a manufacturing and distribution agreement with Roche S.P.A. (formerly Boehringer Mannheim Italia) pursuant to which Roche S.P.A. has the exclusive right to market Periostat in Italy, San Marino and The Vatican City pending requisite regulatory approval. In 1997, the Company announced that a Marketing Authorization for Approval was filed for Periostat by Roche S.P.A. with the Italian Ministry of Health. Due to delays incurred in the review of national filings, Roche S.P.A. has agreed to withdraw the Marketing Authorization for Approval in Italy, and this country will now be included under the pan-European Mutual Recognition Procedure. Such filing will take place during 2001.

      In July 1998, the Company executed a licensing agreement with Laboratoires Pharmascience S.A. ("Laboratories Pharmascience") pursuant to which Laboratoires Pharmascience was to market and distribute Periostat following the requisite regulatory approval on an exclusive basis in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa. On March 31, 2000 the Company received notice from Laboratories Pharmascience terminating the 1998 license agreement. After negotiation, the parties mutually agreed to discontinue their relationship. The Company is actively seeking a partner to market and distribute Periostat in France, upon receipt of requisite regulatory approvals in such region.

      In October 1998, the Company announced that a Marketing Authorization Application ("MAA") had been filed with the UK MCA with respect to Periostat. In February 2000, the UK MCA granted marketing approval for Periostat for the adjunctive treatment of chronic adult periodontitis. On May 2, 2000, the Company announced that it had filed another MAA with the UK MCA seeking marketing approval of a tablet-formulation of Periostat, which application was subsequently granted in December 2000. Sales of Periostat capsules commenced in the United Kingdom in September 2000. A new filing incorporating data from both the capsule and tablet MAAs was filed with the UK MCA in February 2001 and, when approved, will form the basis for an application for approval of Periostat under the European Mutual Recognition Procedure. Such a filing will take place during 2001. There can be no assurance that the Company will achieve other foreign regulatory approvals or will be successful in marketing Periostat in the United Kingdom or other European countries.

      The Company executed a licensing agreement with Pharmascience Inc. ("Pharmascience") in June 1999 pursuant to which Pharmascience will market and distribute Periostat in Canada pending requisite regulatory approval. In the fourth quarter of 1999, Pharmascience submitted an application to the Canadian Therapeutic Products Program of Health Canada for Canadian marketing approval of Periostat. This application remains under review by the Canadian authorities.

      On May 2, 2000, the Company announced that it had executed an exclusive marketing and distribution agreement with ISDIN S.A., a joint venture between the Spanish companies Laboratorios del Dr. Esteve S.A. and Antonio Puig S.A, for the marketing and distribution of Periostat tablets in Spain and Portugal, pending requisite regulatory approval. Such agreement was subsequently extended, granting ISDIN S.A. the right to market and distribute Periostat in Greece, pending requisite regulatory approval.

      On June 9, 2000, the Company announced that it had executed marketing and distribution agreements with Willvonseder & Marchesani Ges.m.b.H & Co. KG, a Vienna based company and Karr Dental Ltd., a Zurich based company, with respect to the marketing and distribution of Periostat tablets in Austria and Switzerland, respectively, pending requisite regulatory approval.

      On August 9, 2000, the Company announced that it had executed an exclusive marketing and supply agreement with Showa Yakuhin Kako Co. Ltd., a Japanese company, with respect to the marketing and supply of Periostat tablets in Japan, pending requisite regulatory approval.

      On August 24, 2000, the Company announced that it had executed an agreement for the marketing and distribution of Periostat in Israel with Taro International Ltd. ("Taro"), a wholly-owned subsidiary of Taro Pharmaceutical Industries Limited, an Israeli company, pending requisite regulatory approval. Such agreement between the Company and Taro provides for the payment of milestone fees to the Company associated with the regulatory approvals of Periostat, if any.

      On December 5, 2000, the Company announced that it had signed a Distribution and Marketing Agreement with Hain Diagnostika GmbH ("Hain") for the distribution and marketing of Periostat in Germany, pending requisite regulatory approval of Periostat. Hain will pay milestone fees associated with such regulatory approvals, if any.

      On January 30, 2001, the Company announced that it had signed an exclusive Middle East Export Marketing Agreement with Pharma Med Inc. ("Pharma Med") to distribute and manage the introduction of Periostat in certain Middle Eastern countries, pending requisite regulatory approval. In return for such services, Pharma Med will be paid a fee contingent on Periostat sales to the distributors.

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

      The Company currently relies on a single third-party contract manufacturer, Applied Analytical Industries, Inc. ("AAI"), of Wilmington, North Carolina, for the commercial manufacturing of Periostat in a capsule formulation. This agreement with AAI, which initially had a three-year term, will terminate in November 2001 subject to AAI's limited ongoing commitment to provide product to the Company as discussed below. AAI is required to comply with Good Manufacturing Practices ("GMP") requirements.

      In October 2000, AAI notified the Company of AAI's belief that it was commercially impracticable for AAI to continue to manufacture Periostat at current pricing levels as a result of certain manufacturing specifications for Periostat that were mandated by the FDA. AAI sought to recover certain costs that AAI claims it incurred since beginning commercial manufacturing of Periostat in late 1998. The Company resolved this dispute with AAI and agreed to pay a de minimus amount to AAI and to incur certain price increases on future quantities of Periostat manufactured for the Company. Concurrent with the resolution of their dispute, AAI served notice of its intent to terminate the agreement to supply as of November 2001. The agreement with AAI provides for AAI to commit to an additional 12 months supply of product at a price premium, should CollaGenex be unable to qualify an alternative manufacturing source subsequent to the termination of the AAI Agreement. The Company plans to convert manufacturing to the tablet formulation prior to the termination of the AAI Agreement.

      The Company also intends to rely on PMRS as its sole manufacturer of Periostat in a tablet formulation. CollaGenex and PMRS entered into a Service and Supply Agreement on September 26, 2000 for Periostat with an initial three year term, during which time CollaGenex has committed to certain minimum needs, and PMRS has committed to certain guaranteed supply terms. This agreement shall be automatically extended for consecutive one-year periods unless twelve (12) months prior to the expiration of any such period, either party gives the other party written notice of termination. The Company has placed an initial purchase order with

PMRS and committed to certain minimum purchases through 2002 to take advantage of volume price discounts. PMRS is required to comply with GMP requirements.

      In November 1998, the Company executed a Distribution Services Agreement with Cord Logistics, Inc. ("Cord"), pursuant to which Cord acts as the Company's exclusive logistics provider for Periostat in the United States and Puerto Rico. Cord is a subsidiary of Cardinal Health, Inc., a leading wholesale distributor of pharmaceutical and related healthcare products. Under this agreement, Cord warehouses and ships Periostat from its central distribution facility to wholesalers and large national retail chains which in turn distribute Periostat to pharmacies throughout the United States for prescription sale to patients. Cord also provides sample fulfillment services for the Company's sales force and various customer and financial support services to the Company, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. The Distribution Services Agreement has an initial term of three years and will renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

      There can be no assurance that the Company will be able to enter into additional, or maintain existing manufacturing, distribution or supply agreements on acceptable terms, if at all. In the event that the Company is unable to obtain sufficient quantities of doxycycline or Periostat on commercially reasonable terms, or in a timely manner, or if the Company's suppliers fail to comply with GMP, or if the Company's distributors are unable to ship or support the Company's products, the Company's business, financial condition and results of operations may be materially adversely affected. See "--Government Regulation."

CUSTOMERS
---------

      During 2000, net product sales to each of McKesson Drug Company, Cardinal Health, Inc., Bergen Brunswig and Walgreens, Inc. accounted for 31%, 17%, 14% and 10%, respectively, of the Company's aggregate net product sales.

RESEARCH AND DEVELOPMENT
------------------------

      The Company's research and development activities are conducted primarily by third parties, such as contract research organizations, academic and
government   institutions.   The  main   focus  of  these   activities   is  the
identification and development of novel tetracycline-based compounds for application in a variety of inflammatory and tissue-destructive disorders. Other than Periostat, the most advanced program involves Metastat, the Company's lead compound for treating metastatic cancer.

      On October 18, 2000, the Company announced that it had received a Phase I STTR grant from the National Heart, Lung and Blood Institute, a division of the National Institute of Health. The grant will support the potential development of one of the Company's compounds known as IMPACS for the prevention and treatment of acute lung injury.

      Technology
      ----------

      The Company's core technology involves the prevention of the destruction of the connective tissues of the body and the down-regulation of a pathological host response to a variety of external and internal mediators of inflammation and tissue destruction.

      One manifestation of this technology is the ability of the compounds under development by CollaGenex to pharmaceutically modulate the activity of MMPs. MMPs are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

      Under normal physiological conditions, the natural breakdown of collagen is in part regulated by the interaction between the degradative properties of MMPs and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases ("TIMPs"), which modulate the level of MMP activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in adult periodontitis. Similar degradative activity is associated with other disorders and conditions such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

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

      Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. The Company's Phase III clinical trials using Periostat demonstrated that the administration of sub-antimicrobial doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies. The Company has conducted and is currently conducting Phase IV clinical studies to support future marketing activities of Periostat.

      The Company's license from SUNY also covers a broad class of chemically modified tetracyclines (IMPACS) that have been chemically modified to retain and enhance their anti-collagenolytic properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. The Company's current research and development programs focus on the use of IMPACS in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment as well as on the Phase IV clinical studies for Periostat.

      Periostat
      ---------

      The Company is planning and conducting various Phase IV clinical trials that evaluate the use of Periostat for other therapeutic indications. Phase IV studies being conducted at Boston University, SUNY at Stony Brook and the University of Michigan are evaluating Periostat's ability to promote attachment level, decrease pocket depth and promote healing in patients undergoing periodontal flap surgery. Another Phase IV study being conducted at the University of Southern California was designed to study the use of Periostat to prevent root resorption during orthodontic tooth movement. Other Phase IV clinical trials are being conducted or are planned to evaluate the ability of Periostat to arrest or reverse the degradation of the attachment apparatus that is sometimes associated with dental implants, the evaluation of Periostat as an adjunct to SRP in institutionalized geriatric patients, and the evaluation of Periostat as an adjunct to SRP in patients with Type I and Type II diabetes. To extend the possible therapeutic use of Periostat beyond the oral cavity, the Company and its collaborators are planning or conducting clinical trials to evaluate whether Periostat can manage posterior blepharitis, prevent repeat heart attack, decrease bone loss in postmenopausal women, prevent the growth and rupture of aortic aneurysms and prevent or reverse the clinical manifestations of disease secondary to diabetes.

      A Phase IV clinical trial conducted at the University of Pittsburgh Dental School, the results of which were announced by the Company in October 2000, demonstrated significant clinical benefit in patients who were administered Periostat in conjunction with traditional mechanical therapy compared to the same therapy plus a placebo.

      Metastat
      --------

      Cancer metastasis is the spread of cancer cells from a diseased organ to the lymphatic or circulatory system, where such cells then migrate throughout the body causing cancer to develop in other organs. Tumor cell invasion is a complex process that involves the destruction of the basement membrane, or structural support tissue, of the lymphatic or circulatory system, and the migration of tumor cells to secondary sites, followed by proliferation of these cells. Data from pre-clinical studies sponsored by the Company at two major universities suggest that several of the Company's IMPACS drug candidates have potent activity in models of cancer invasion, including prostate, breast, lung, colon and melanoma.

      These studies also demonstrated that the down-regulation of the invasive phenotype by conventional tetracyclines and IMPACS results in a decreased ability of tumor cells to invade the lung in models of metastasis. For example, IMPACS have been shown to modulate the specific type of MMP isolated from human lung cancer cells, the activity of which has been correlated with the metastatic potential of tumors. In animal models involving a variety of human cancer cell types, including prostate, breast, lung, colon and melanoma, IMPACS developed by the Company exhibited an ability to inhibit metastasis.

      In October 1996, the Company and the NCI executed a letter of intent to formalize a collaborative research and development agreement pursuant to which the NCI agreed to perform pharmacology, toxicology and Phase I clinical trials using the Company's lead compound for the prevention of cancer metastasis, Metastat.

      In June 1997, the Company announced that it had formally extended its Collaboration Agreement with the NCI with respect to the development of Metastat. On December 5, 1997, the Company announced that the NCI had filed an investigational new drug application ("IND") for Metastat. In January 1998, the Company initiated Phase I clinical trials with respect to Metastat. Such studies were sponsored by the NCI pursuant to the Company's Collaboration Agreement with the NCI. In February 1999, the Company released initial findings related to such studies. Following oral administration, desired plasma concentrations of the compound were achieved and no dose-limiting side effects other than manageable phototoxicity were encountered. In February 1999, the Company also announced the allowance of a United States patent which provides intellectual property protection for the use of Metastat for the inhibition of cancer metastasis. Subsequently, the NCI advised the Company that it believed that the level of photosensitivity, although manageable, could limit the commercial viability of Metastat. However, the NCI also advised the Company that it remained interested in the mechanism of action of this class of compounds and it intended to complete the current clinical trials to establish "proof of principal" with respect to a variety of surrogate markers. Two Phase I clinical trials were completed in 1999, one Phase I clinical trial is ongoing and a fourth is currently planned to initiate in the first half of 2001.

      On May 18, 2000, the Company announced positive findings from an 18-patient, NCI sponsored Phase I dose-escalating study of Metastat, administered once daily to patients with Kaposi's sarcoma, a disfiguring and potentially deadly malignancy frequently associated with human immunodeficiency virus (HIV). In such Phase I clinical trials, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma and the NCI has elected to continue testing Metastat in Phase II clinical trials.

      Preclinical Research and Development Activities
      -----------------------------------------------

      The Company has an active preclinical program in place to identify and characterize IMPACS that exhibit enhanced biological activities compared to Periostat and Metastat. In collaboration with the University of Rochester, the Company has synthesized over thirty new IMPACS. These are being evaluated in a variety of in vitro and in vivo assay systems under a three-year research agreement with SUNY, which will conclude in May 2001.

      The Company receives certain proprietary rights to inventions or discoveries that arise as a result of this research. The Company's current research and development objective is to develop additional products utilizing its IMPACS technology, preferably in conjunction with development partners.

      The Company's  research and development  expenditures  were  approximately
$4.7  million,   $5.0  million  and  $3.1  million  in  1998,   1999  and  2000,
respectively.

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

      The Company depends on the license from the Research Foundation of the State of New York at Stony Brook for all of its core technology (the "SUNY License"). The SUNY License grants the Company an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Twenty-eight (28) United States patents and four (4) United States patent applications held by SUNY are licensed to the Company under the SUNY License. Two (2) of the twenty-eight (28) patents have been co-assigned to the University of Miami, Florida, and another patent has been co-assigned to Washington University. Other institutions are co-owners with SUNY as follows: one (1) patent is co-owned with the Hospital for Joint Diseases in New York City; three (3) patents are co-owned with the University of Helsinki; and one
(1) patent is co-owned with the University of Rochester. The primary United States patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related United States patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The twenty-six (26) other United States patents relate to the compositions of certain CMTs with anti-collagenolytic properties, methods of use of tetracyclines to reduce bone loss and methods of use of tetracyclines to enhance bone growth and inhibit protein glycosylation. SUNY did not apply in foreign countries for patents corresponding to the Primary Patent but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. One of the Secondary Patents has also been issued in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan, and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines to reduce bone loss. Sixty-nine (69) patents have been issued in foreign countries. All of SUNY's United States and foreign patents expire between 2004 and 2018. The Company's rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that the Company will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon the Company's failure to make timely payments, reimbursements or reports, if the failure is not cured by the Company within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for the Company's technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      In consideration of the license granted to the Company, the Company: (i) issued to SUNY 78,948 shares of common stock; and (ii) has agreed to pay SUNY royalties on the net sales of products employing tetracyclines, with minimum annual royalty payments per year. The term of the license is: (i) until the expiration of the last to expire of the licensed patents in each country; or
(ii) until November 18, 2018, at which time the Company has a fully paid, non-exclusive license.

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

      The Company's success also is dependent upon know-how, trade secrets, and the skills, knowledge and experience of its scientific and technical personnel. The Company requires all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. In addition, the Company seeks to obtain such agreements from its consultants, advisors and research collaborators. There can be no assurance that adequate protection will be provided for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. The Company occasionally provides information and chemical compounds to research collaborators in academic institutions, and requests that the collaborators conduct tests in order to investigate certain properties of the compounds. There can be no assurance that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to the Company on acceptable terms. If the assertion of intellectual property rights by an academic institution can be substantiated, failure of the academic institution to grant intellectual property rights to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION
---------------------

      Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of the Company's products. In the United States, the FDA regulates our approved product, Periostat, and our products in development, as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with FDA requirements may subject the Company to administrative or judicial sanctions, such as the FDA's refusal to approve pending applications or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approvals, import detentions, injunctions, and/or criminal prosecution.

      The steps required before a drug may be marketed in the United States include:

      o pre-clinical laboratory tests, animal studies, and formulation studies;

      o submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

      o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

      o submission to the FDA of a new drug application, or NDA, for approval;

      o satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Good Manufacturing Practice, or GMP; and

      o     FDA review and approval of the NDA.

      Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, and a plan for studying the product in humans, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not always result in the FDA allowing clinical trials to commence.

      Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators and are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND process, and must be reviewed and approved by an independent Institutional Review Board before it can begin. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, phamacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. The Company cannot guarantee that Phase 1, Phase 2, or Phase 3 testing for its products in development will be completed successfully within any specified period of time, if at all. Many products that initially appear promising are found, after clinical evaluation, not to be safe and effective. Also, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Assuming  successful  completion  of the required  clinical  testing,  the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless compliance with GMP is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The Company received an NDA for Periostat in 1998; it cannot be sure that any additional approvals will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. For example, before the Company can market Periostat for additional indications now being evaluated, it will be required to obtain an additional FDA approval.

      In some circumstances, approved drugs are provided protection from competitive versions of the approved drug for specified time periods. For example, the law provides for patent extension or market exclusivity in certain circumstances. Periostat, however, is not eligible for such protection.

      After NDA approval is obtained, the Company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. As part of the NDA for Periostat, the FDA has requested a postmarket animal study related to long-term dosing and carcogenicity, which was completed in 2000. It was found that up to 200 mg/kg per day of doxycycline, the active ingredient in Periostat, produced no evidence of carcinogenic activity in laboratory rats. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. For example, the FDA does not permit a manufacturer to market or promote an approved drug product for an unapproved use. Also, quality control and manufacturing procedures must continue to conform to GMP after approval. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with GMP and other requirements. The Company buys bulk active ingredient for Periostat and the Company's products in development from third party suppliers and finishes the products in third party manufacturing facilities. Failure of either the Company or its suppliers to comply with FDA requirements could disrupt production and subject the Company to enforcement sanctions.

      In addition to the applicable FDA requirements, the Company is subject to foreign regulatory authorities governing clinical trials and drug sales. Whether or not FDA approval has been obtained, approval of a pharmaceutical product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. The Company has filed for and subsequently received approval from the UK MCA for the marketing of Periostat tablets in the United Kingdom. Such application was filed with the United Kingdom acting as a Reference Member State, thus providing a foundation for the possible submission of applications, later in 2001, to other European Union countries through the Mutual Recognition Procedure.

COMPETITION
-----------

      The pharmaceutical industry is subject to intense competition as well as rapid and significant technological change. The Company expects that competition in the periodontal area will be based on other factors, including product efficacy, safety, cost-effectiveness, ease of use, patient discomfort, availability, price, patent position and effective product promotion.

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


Product          Product                   Dental     Delivery     Patient      Treatment
Name             Manufacturer/Marketer    Procedure    Route     Administered     Focus
------------     ---------------------    ---------   --------   ------------   ----------

Periostat(R)     CollaGenex                  No       Systemic       Yes        Tissue
                 Pharmaceuticals,                                               degradation
                 Inc.

Atridox(TM)      Atrix Laboratories/        Yes       Local          No         Bacteria
                 Glaxo Smith Kline
                 Beecham

Periochip(TM)    Dexxon Ltd.                Yes       Local          No         Bacteria

Arestin(TM)      Orapharma, Inc.            Yes       Local          No         Bacteria


      Many of the companies participating in the periodontal area have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

EMPLOYEES
---------

      The Company historically has outsourced its manufacturing, clinical trials, NDA preparation and other activities. The Company intends to continue to outsource many of the activities which it historically has outsourced. As of December 31, 2000, the Company employed 146 persons. Each of its management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. There can be no assurance that the Company will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that the Company's marketing and sales efforts will be successful. Currently, none of the Company's employees are covered by collective bargaining agreements. In general, the Company's employees are covered by confidentiality agreements. The Company considers relations with its employees to be excellent.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

      IF PERIOSTAT IS NOT ADOPTED ROUTINELY BY DENTAL PROFESSIONALS OR IF MANAGED CARE PROVIDERS DO NOT CONTINUE TO REIMBURSE PATIENTS, THE COMPANY'S SALES GROWTH WILL SUFFER.

      The Company's growth and success depends in large part on its ability to continue to demonstrate the safety and effectiveness of Periostat for the treatment of gum disease to dental practitioners. Periostat is the first long-term medical therapy for any dental disease, and dentists are not accustomed to prescribing drugs for a minimum 90-day duration. Periostat works by suppressing certain enzymes involved in the periodontal disease process, which is a new concept for many dentists who believe that removing bacterial plaque is the only way to treat this disease. Accordingly, the Company's sales efforts are largely focused on educating dental professionals about an entirely new approach to treating periodontitis. Although over 32,000 dentists in the United States have written at least one prescription for Periostat, a number of dentists have not adopted Periostat routinely into their treatment of adult periodontitis. Other dentists have prescribed Periostat for only a subset of their eligible patients, typically their most advanced or refractory cases. If the Company is unable to initiate and/or expand usage of Periostat by dentists, its sales growth will suffer.

      Approximately 65% of the large managed care providers in the United States (defined as those that cover 100,000 or more lives) reimburse their patients for Periostat, typically requiring a modest co-payment. The Company's goal is to achieve reimbursement from approximately 75% of the large managed care providers, since the remainder have policies that do not reimburse for drugs to treat dental conditions. Patients who are not reimbursed by managed care providers may choose not to accept Periostat as a treatment. In addition, the Company has not yet achieved reimbursement from the largest managed care provider in California, thus limiting prescription and sales growth in that state.

      THE COMPANY RELIES ON PERIOSTAT FOR MOST OF ITS REVENUE.

      During 1999 and 2000, Periostat accounted for 95% and 84%, respectively, of the Company's total net revenues. Although the Company currently derives revenues from co-promoting two (2) other products (for one of which the Company has received a notice of termination effective in April 2001) and from licensing fees from foreign marketing partners, the Company's revenue and profitability in the near future will depend on the Company's ability to successfully market and sell Periostat.

      THE COMPANY ANTICIPATES FUTURE LOSSES.

      From the Company's founding in 1992 through the commercial launch of Periostat in November, 1998, the Company had no revenue from sales of its own products. During the years ended December 31, 1999 and 2000, the Company incurred net losses of approximately $14.6 million and $8.8 million, respectively. From inception through December 31, 2000, the Company has incurred an aggregate net loss of $61.3 million. The Company's historical losses have resulted primarily from the expenses associated with its pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. The Company expects to incur significant future expenses, particularly with respect to the sales and marketing of Periostat. As a result, the Company anticipates losses through at least the first nine months of 2001.

      THE COMPANY HAS A LIMITED MARKETING AND SALES HISTORY AND MAY NOT BE ABLE TO SUCCESSFULLY MARKET ITS PRODUCT CANDIDATES.

      The Company has a limited history of marketing, distributing and selling pharmaceutical products in the dental market. In January 1999, the Company first trained a sales force of sales representatives and managers and began to promote Periostat to the dental community. The Company markets and sells its products in the United States through this direct sales force. Further, the Company has entered into agreements to market Periostat, upon receipt of the necessary foreign regulatory approvals, in certain countries in Europe, Israel, Japan and Canada, and the Company continues to evaluate partnering arrangements in other countries outside the United States. If the Company is unable to continue to recruit, train and retain sales and marketing personnel, the Company will be unable to successfully expand its sales and marketing efforts. Furthermore, if the Company's foreign partners do not devote sufficient resources to perform their contractual obligations, the Company may not achieve its foreign sales goals.

      THE COMPANY'S COMPETITIVE POSITION IN THE MARKETPLACE DEPENDS ON ENFORCING AND SUCCESSFULLY DEFENDING ITS INTELLECTUAL PROPERTY RIGHTS.

      In order to be competitive in the pharmaceutical industry, it is important to establish, enforce, and successfully defend patent and trade secret protection for the Company's established and new technologies. The Company must also avoid liability from infringing the proprietary rights of others.

      The Company's core technology is licensed from SUNY and other academic and research institutions collaborating with SUNY. Under the SUNY License the Company has an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on the Company and the Company's failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, the Company would lose its right to exclude competitors from commercializing similar products, and the Company could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.

      SUNY owns twenty-eight (28) United States patents and four (4) United States patent applications that are licensed to the Company. The patents licensed from SUNY expire between 2004 and 2018. Two (2) of the patents are related to Periostat and expire in 2004 and 2007. Technology covered by these patents becomes available to competitors as the patents expire.

      Since many of the Company's patent rights cover new treatments using tetracyclines, which are generally available for their known use as antibiotics, the Company may be required to bring expensive infringement actions to enforce the Company's patents and protect its technology. Although federal law prohibits making and selling pharmaceuticals for infringing use, competitors and/or practitioners may provide generic forms of tetracycline for treatment(s) which infringe the Company's patents, rather than prescribe the Company's Periostat product. Enforcement of patents can be expensive and time consuming.

      The Company's success also depends upon know-how, trade secrets, and the skills, knowledge and experience of its scientific and technical personnel. To that end, the Company requires all of its employees and, to the extent possible, all consultants, advisors and research collaborators, to enter into confidentiality agreements prohibiting unauthorized disclosure. With respect to information and chemical compounds the Company provides for testing to collaborators in academic institutions, the Company cannot guarantee that the institutions will not assert property rights in the results of such tests nor that a license can be reasonably obtained from such institutions which assert such rights. Failure to obtain the benefit of such testing could adversely affect the Company's commercial position and, consequently, its financial condition.

      IF THE COMPANY LOSES ITS SOLE SUPPLIER OF DOXYCYCLINE OR THE COMPANY'S CURRENT MANUFACTURER OF PERIOSTAT, THE COMPANY'S COMMERCIALIZATION OF PERIOSTAT WILL BE INTERRUPTED OR LESS PROFITABLE.

      The Company relies on a single supplier for doxycycline, the active ingredient in Periostat. There are relatively few alternative suppliers of doxycycline and this supplier produces the majority of the doxycycline used in the United States. If the Company is unable to procure a commercial quantity of doxycycline from its current supplier on an ongoing basis at a competitive price, or if the Company cannot find a replacement supplier in a timely manner or with favorable pricing terms, the Company's costs may increase significantly and the Company may experience delays in the supply of Periostat.

      The Company has historically relied on a single third-party contract manufacturer, Applied Analytical Industries, Inc., to produce Periostat in a capsule formulation. The Company's previously reported dispute with Applied Analytical has been resolved and the Company has agreed to pay a de minimus amount to Applied Analytical and to incur certain price increases on future quantities of Periostat manufactured for the Company. Concurrent with the resolution of their dispute, AAI served notice of its intent to terminate the agreement to supply as of November 2001. The agreement with AAI provides for AAI to commit to an additional twelve (12) months supply of product at a price premium, should the Company be unable to qualify an alternative manufacturing source subsequent to the termination of the AAI agreement. An inability to maintain such arrangements with Applied Analytical could result in delays in the supply of Periostat. The Company has entered into an agreement with another contract manufacturer, PMRS, on a tablet formulation for Periostat. The Company has placed an initial purchase order with PMRS and committed to certain minimum purchases through 2002. Upon the termination of the Company's current arrangements with AAI, PMRS will become the sole third-party contract manufacturer to supply Periostat to the Company. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat. The Company also intends to contract with additional manufacturers for the commercial manufacture of Periostat. The Company believes that it could take up to one year to successfully transition to a new manufacturer.

      THE COMPANY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, INCLUDING THE REQUIREMENT OF APPROVAL BEFORE ITS PRODUCTS MAY BE MARKETED.

      The FDA has approved only one of the Company's products, Periostat, for sale in the United States. The Company's other products are in development, and will have to be approved by the FDA before they can be marketed in the United States. If the FDA does not approve the Company's products in a timely fashion, or does not approve them at all, the Company's business and financial condition may be adversely affected.

      In addition, the Company and its products are subject to comprehensive regulation by the FDA both before and after products are approved for marketing. The FDA regulates, for example, research and development, including preclinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of its products. The Company's failure to comply with regulatory requirements may result in various adverse consequences, including FDA delay in approving or refusal to approve a product, recalls, withdrawal of an approved product from the market and/or the imposition of civil or criminal sanctions.

      The Company is, and will increasingly be, subject to a variety of foreign regulatory regimes governing clinical trials and sales of its products. Other than Periostat, which has been approved by the Medicines Control Agency for the marketing in the United Kingdom, the Company's products have not been approved in any foreign country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country, and other countries may also impose post-approval requirements.

      IF  THE  COMPANY'S   PRODUCTS  CAUSE  INJURIES,   THE  COMPANY  MAY  INCUR
SIGNIFICANT EXPENSE AND LIABILITY.

      The Company's business may be adversely affected by potential product liability risks inherent in the testing, manufacturing and marketing of Periostat and other products developed by or for us. The Company has $10.0 million in product liability insurance for Periostat. This level of insurance may not adequately protect the Company against product liability claims. Insufficient insurance coverage or the failure to obtain indemnification from third parties for their respective liabilities may expose us to product liability claims and/or recalls and could cause the Company's business, financial condition and results of operations to decline.

      IF THE COMPANY NEEDS ADDITIONAL FINANCING, AND FINANCING IS UNAVAILABLE, THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS AND ITS OPERATIONS WILL BE ADVERSELY AFFECTED.

      The Company has historically financed its operations through public and private equity financings. The Company's capital requirements depend on numerous factors, including its ability to successfully commercialize Periostat, competing technological and market developments, the Company's ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products, and the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights. The Company anticipates that it may be required to raise additional capital in order to conduct its operations. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. At December 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $5.4 million. In March 2001, the Company raised approximately $6.9 million, net of offering costs, through the sale of its Common Stock and Warrants to purchase shares of its Common Stock in the future. The Company anticipates that its existing working capital, including such additional $6.9 million raised by the Company will be sufficient to fund its operations through at least the middle of 2002.

      DELAWARE LAW, THE COMPANY'S CERTIFICATE OF INCORPORATION AND THE COMPANY'S BY-LAWS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER OF THE COMPANY.

      Anti-takeover provisions of Delaware law, the Company's Certificate of Incorporation and the Company's By-Laws could make it more difficult for a third party to acquire control of the Company, even if such change would be beneficial to the Company's stockholders. The Company's Certificate of Incorporation provides that the Company's board of directors may issue preferred stock with superior rights and preferences without common stockholder approval. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control. The Company's board of directors has also adopted a "poison pill" rights plan that may further discourage a third party from making a proposal to acquire the Company. In addition, in connection with the issuance of the Company's preferred stock, the rights of the Company's common stockholders may be limited in certain instances with respect to divided rights, rights on liquidation, winding up and dissolution and certain other matters submitted to a vote of the Company's common stockholders.

      BECAUSE THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN APPROXIMATELY 43.1% OF THE COMPANY'S CAPITAL STOCK, SUCH PERSONS COULD CONTROL THE COMPANY'S ACTIONS IN A MANNER THAT CONFLICTS WITH THE COMPANY'S INTERESTS AND THE INTERESTS OF THE COMPANY'S OTHER STOCKHOLDERS.

      Currently, the Company's executive officers, directors and affiliated entities together beneficially own approximately 43.1% of the outstanding shares of common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of the Company's preferred stockholders, in certain instances, as a class, will be able to exercise control over corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which the Company's stockholders might otherwise receive a premium for their shares over then current market prices.

      THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE, AND THEREFORE THE VALUE OF AN INVESTMENT IN THE COMPANY MAY FLUCTUATE SIGNIFICANTLY.

      The market price of the Company's common stock has fluctuated and will continue to fluctuate as a result of variations in the Company's quarterly operating results. These fluctuations may be exaggerated if the trading volume of the Company's common stock is low. In addition, the stock market in general has experienced dramatic price and volume fluctuations from time to time. These fluctuations may or may not be based upon any business or operating results. The Company's common stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely.

ITEM 2.   PROPERTIES.

      The Company owns no real property. From January 1995 to May 1999, the Company leased 3,500 square feet of office space at 301 South State Street, Newtown, Pennsylvania under two leases. In May 1999, the Company moved its principal executive offices to 41 University Drive, Newtown, Pennsylvania. The newly leased premises consist of approximately 14,204 square feet and the term of the lease is one hundred and twenty-two (122) months.


ITEM 3.   LEGAL PROCEEDINGS.

      The Company is not a party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Prior to June 1996, there was no established market for the Company's common stock. Since June 20, 1996, the common stock has traded on the Nasdaq National Market (the "NNM") under the symbol "CGPI."

      The following table sets forth the high and low bid information for the common stock for each of the quarters in the period beginning January 1, 1999 through December 31, 2000 as reported on the NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                Quarter Ended              High            Low
         ------------------------         ------         ------

         March 31, 1999..........         $12.44          $8.00
         June 30, 1999...........         $11.25          $7.50
         September 30, 1999......         $23.94          $9.13
         December 31, 1999.......         $24.56         $16.19
         March 31, 2000..........         $30.38         $11.88
         June 30, 2000...........         $16.06          $7.50
         September 30, 2000......          $9.91          $6.44
         December 31, 2000.......          $8.00          $2.75

      As of March 15, 2001, the approximate number of holders of record of the common stock was 119 and the approximate number of beneficial holders of the common stock was 3,800.

      The Company has never declared or paid any cash dividends on its common stock. Except as set forth below, the Company intends to retain earnings, if any, to fund future growth and the operation of its business. On May 12, 1999, the Company consummated a $20.0 million financing through the issuance of its Series D Cumulative Convertible Preferred Stock. As a result of such financing, the Company has cumulative cash and common stock dividend obligations to the holders of the Series D Cumulative Convertible Preferred Stock. Such financing arrangement also limits the Company's ability to generally declare dividends to its common stockholders. In addition, the Company's ability to generally declare dividends to its common stockholders is further limited by the terms of its credit facility with Silicon Valley Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below with respect to the Company's statement of operations data for each of the years in the three-year period ended December 31, 2000, and with respect to the consolidated balance sheet data at December 31, 1999 and 2000 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" herein. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and with respect to the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from consolidated audited financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.



                                                              Years Ended December 31,
                                               --------------------------------------------------------
                                                 1996        1997        1998        1999        2000
                                               --------    --------    --------    --------    --------
Consolidated Statement                                (in thousands  except for per share data)
  of Operations Data:                          --------------------------------------------------------

Revenues:
   Product sales ...........................   $   --      $   --      $  3,053    $ 15,211    $ 20,501
   License revenues ........................        400         325         400         100         530
   Contract revenues .......................       --             9           8         770       3,240
                                               --------    --------    --------    --------    --------
Total revenues .............................        400         334       3,461      16,081      24,271
Operating expenses:
   Cost of product sales ...................       --          --           745       3,139       4,070
   Research and development ................      4,436       4,200       4,670       5,005       3,128
   Selling, general and administrative .....      2,527       6,096      10,600      23,180      25,746
                                               --------    --------    --------    --------    --------
Operating loss .............................     (6,563)     (9,962)    (12,554)    (15,243)     (8,673)
Interest income ............................        645       1,338         988         851         613
Interest expense ...........................       --          --          --          (197)        (15)
Other income (expense) .....................       --          --          --            (2)          9
                                               --------    --------    --------    --------    --------
Loss before cumulative effect of
   change in accounting principle ..........     (5,918)     (8,624)    (11,566)    (14,591)     (8,066)
Cumulative effect of change in
   accounting principle(1) .................       --          --          --          --          (764)
Net loss ...................................     (5,918)     (8,624)    (11,566)    (14,591)     (8,830)
Net loss allocable to common
   stockholders ............................   $ (6,638)   $ (8,624)   $(11,566)   $(15,683)   $(10,519)

Netloss per share allocable to common
  stockholders  before cumulative effect
  of change in accounting principle:
   Basic ...................................   $  (1.74)   $  (1.04)   $  (1.35)   $  (1.82)   $  (1.12)
   Diluted .................................      (1.72)      (1.04)      (1.35)      (1.82)      (1.12)
Net loss per share allocable to common
  stockholders(2):
   Basic ...................................   $  (1.74)   $  (1.04)   $  (1.35)   $  (1.82)   $  (1.21)
   Diluted .................................      (1.72)      (1.04)      (1.35)      (1.82)      (1.21)
Shares used in computing per share
  amounts(2):
   Basic ...................................      3,809       8,291       8,579       8,598       8,712
   Diluted .................................      3,864       8,291       8,579       8,598       8,712
--------------------------------------------------------------------------------------------------------


                                                                     As of December 31,
                                              --------------------------------------------------------
                                                 1996        1997        1998        1999       2000
                                              --------    --------    --------    --------    --------
Balance Sheet Data:                                                    (in thousands)
                                              --------------------------------------------------------

Cash, cash equivalents and short-term
   investments ............................   $ 18,215    $ 22,771    $ 10,250    $ 14,367    $  5,448
Total assets ..............................     18,437      23,165      14,740      18,563      10,431
Note payable, less current portion ........       --          --          --           116          47
Accumulated deficit .......................    (17,739)    (26,362)    (37,928)    (53,611)    (64,130)
Total stockholders' equity ................     17,592      20,708       9,281      13,607       5,264


(1) See Note 7 of Notes to Consolidated Financial Statements for information concerning the cumulative effect of change in accounting principle.

(2) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

      The Company is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat, is a prescription pharmaceutical capsule that was approved by the FDA in September 1998 as an adjunct to scaling and root planing, the most prevalent therapy for periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. This sales force also co-promotes Vioxx, a prescription non-sterodial anti-inflammatory drug developed by Merck and Denavir, a prescription cold sore medication owned by Novartis, although Novartis has terminated its co-promotion agreement with the Company effective in April 2001, and the Company is actively seeking other products to market to the dental community or directly to consumers.

      The Company began operations in January 1992 and functioned primarily as a research and development company until 1998. During this period, the Company operated with a minimal number of employees, and substantially all pharmaceutical development activities were contracted to independent contract research and other organizations. Following FDA approval of Periostat in September 1998, the Company significantly increased its number of employees, primarily in the areas of sales and marketing. The Company continues to outsource its research and development activities as well as its manufacturing and distribution functions.

      The Company has incurred losses each year since inception and had an accumulated deficit of $64.1 million at December 31, 2000. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

      Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products or Vioxx will be successfully commercialized by the Company. As a result of these risks, and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Results of Operations
---------------------

      From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, the Company generated $770,000 in contract revenues from its two (2) co-promotion agreements (one (1) of which shall terminate in April 2001) and $100,000 in license fees relating to the signing of a distribution agreement for Periostat in Canada. During the year ended December 31, 2000, the Company achieved net product sales of $20.5 million from sales of Periostat. In addition, in 2000 the Company generated $3.2 million in contract revenues from its two (2) co-promotion agreements (one (1) of which shall terminate in April 2001) and $530,000 in license and milestone fees from various foreign distribution and marketing agreements for Periostat. This amount included $397,000 of license revenues that were deferred upon the implementation of Staff Accounting Bulletin ("SAB") 101, effective January 1, 2000. These amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

      The Company realized a net loss in 2000 resulting primarily from higher revenue offset by higher planned sales, marketing and administrative expenses incurred during such period. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

      Years Ended December 31, 2000 and December 31, 1999
      ---------------------------------------------------

      Revenues. The Company realized $24.3 million in net revenues during 2000 compared to $16.1 million during 1999. Revenues in 2000 included $20.5 million in net sales of Periostat, $3.2 million in contract revenues, which were derived from the Company's co-promotion of Vioxx and Denavir, and $530,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $700,000 of such contract revenues. The Company has received a thirty (30) day termination notice by letter dated March 14, 2001 from Novartis Pharmaceuticals Corporation, the owner of Denavir, with respect to the Company's co-promotion agreement with Novartis for Denavir. In accordance with SAB 101, which was adopted in 2000, the 2000 licensing revenues of $530,000 were attributable, in part, to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of these agreements. License revenues in 2000 also included $397,000 that were recorded in earlier years prior to the adoption of SAB 101 which were deferred as a result of the cumulative effect of a change in accounting principle as of January 1, 2000. Licensing revenues in 1999 included $100,000 in connection with an agreement with Pharmascience, Inc. pursuant to which Pharmascience Inc. will market Periostat in Canada pending requisite regulatory approval. However, under SAB 101, licensing revenues recognized in 1999 would have been $58,000.

      Cost of product sales. Cost of product sales were $4.1 million, or 19.9% of net product sales in 2000 compared to $3.1 million, or 20.6% of net product sales in 1999. This decrease in costs of product sales as a percentage of net product sales resulted primarily from the absence of trade allowances and price increases for Periostat during 2000.

      Research and development expenses. Research and development expenses decreased to $3.1 million in 2000 from $5.0 million in 1999. This decrease resulted primarily from fewer expenses related to Phase 3b clinical studies to support future marketing activities for Periostat, decreased manufacturing and formulation development work for Periostat tablets and reduced research and development activities. Such decreases were partially offset by a $324,000 non-cash compensation charge incurred during the year ended December 31, 2000 related to accelerating the vesting on stock options granted to certain non-employees in 1999. In 2000, the Company's expenditures for research and development included, among other things, regulatory and consulting fees associated with the Company's NDA for Periostat tablets submitted to the FDA as well as applications submitted to the UK MCA for marketing approval of the tablet formulation of Periostat in the United Kingdom, expenditures relating to the ongoing Phase IV marketing studies of Periostat, as well as expenditures incurred relating to a Phase I study of Metastat. Research and development expenses for 1999 were primarily for Phase IV clinical studies to support the future marketing activities of Periostat, ongoing manufacturing and formulation development work for Periostat and research and development activities funded by the Company at SUNY.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased to $25.7 million in 2000 from $23.2 million in 1999. This increase was mainly due to higher advertising and promotional expenses for Vioxx pursuant to the Company's co-promotion agreement with Merck and the initiation of a direct-to-consumer advertising test campaign for Periostat which commenced in October 2000.

      Other income/expenses. Interest income decreased from $851,000 for the year ended December 31, 1999 compared to $613,000 for the year ended December 31, 2000. This decrease was due to lower balances in cash and short-term investments during the year December 31, 2000. Interest expense for the year ended December 31, 2000 was $15,000, compared to $197,000 for the year ended December 31, 1999. This decrease was primarily due to the repayment of a $10.0 million short term note executed in connection with the Company's Financing (as hereinafter defined) in May 1999. Such decrease for 2000 was offset by interest expense related to the $219,000 note payable executed by the Company in April 1999.

      Change in accounting principle. The Company recognized a $764,000 charge during the year ended December 31, 2000 from the cumulative effect of a change in accounting principle, effective as of January 1, 2000, upon the adoption of SAB 101. This change in accounting principle primarily reflected the deferral of up-front licensing revenues recognized in prior years. Under SAB 101, up-front licensing fees must be recognized over the expected performance period of the relevant agreements. Accordingly, at December 31, 2000, the Company has recorded approximately $739,000 in deferred revenue which will recognized over the expected performance period of each respective agreement.

      Preferred stock dividend. Preferred stock dividends increased from $1.1 million during the year ended December 31, 1999 to $1.7 million during the year ended December 31, 2000. Such preferred stock dividends, paid in shares of the Company's Common Stock, were the result of the Company's obligations in connection with the issuance of its Series D Stock (as hereinafter defined) in May 1999.

      Years Ended December 31, 1999 and December 31, 1998
      ---------------------------------------------------

      Revenues. The Company realized $16.1 million in net revenues during 1999 compared to $3.5 million during 1998. Revenues in 1999 included $15.2 million in net sales of Periostat and $870,000 in licensing and contract revenues. Revenues from Denavir accounted for approximately $511,000 of such contract revenues. The Company has received a thirty (30) day termination notice by letter dated March 14, 2001 from Novartis with respect to the Company's co-promotion agreement with Novartis for Denavir. The 1999 licensing revenues of $100,000 were attributable to a licensing agreement with Pharmascience, Inc. pursuant to which
Pharmascience, Inc., will market Periostat in Canada pending requisite regulatory approval. Revenues in 1998 included a non-refundable $400,000 licensing fee from Laboratories Pharmascience under a licensing agreement pursuant to which Laboratories Pharmascience was to market Periostat in France pending requisite regulatory approval. Such agreement was subsequently terminated.

      Cost of product sales. Cost of product sales were $3.1 million or 20.6% of net product sales in 1999, compared to $745,000 or 24.4% of net product sales in 1998. This improvement in gross margin resulted from the absence of launch trade allowances in 1999 and lower royalty rates applicable to the higher sales achieved in 1999 compared to 1998.

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

      Selling, general and administrative expenses. Selling, general and administrative expenses increased to $23.2 million in 1999 from $10.6 million in 1998. This increase was due primarily to higher selling and marketing expenses for a full year of commercial activities in

Periostat in 1999 and the hiring of additional sales personnel as Periostat sales commenced in the fourth quarter of 1998.

      Other income/expenses. Interest income decreased from $988,000 in 1998 to $851,000 in 1999. This decrease was due to lower balances in cash and short-term investments as a result of normal operating activities. Interest expense for the year ended December 31, 1999 was $197,000. This expense was primarily due to the interest on the $10.0 million short term note executed by the Company in March 1999 which was repaid in connection with the Company's Financing (as hereinafter defined) in May 1999.

      Preferred stock dividend. Preferred stock dividends, paid in shares of the Company's Common Stock, increased to $1.1 million during the year ended December 31, 1999 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as hereinafter defined) in May 1999.

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

      The Series D Stock is convertible at any time into shares of common stock of the Company at a current conversion price of $9.94 per common share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of the Company's Common Stock financing consummated on March 12, 2001. The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock will be entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

      All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of March 15, 2001, $9.94 per share) for forty consecutive trading days; and (ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      At December 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $5.4 million, a decrease of $9.0 million from the $14.4 million balance at December 31, 1999. This decrease was primarily attributable to the cash used to fund operations during 2000. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at December 31, 2000 was $5.3 million, a decrease of $7.7 million from December 31, 1999. This decrease was primarily attributable to the cash used to fund operations during 2000.

      In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's newly leased corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

      On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to the Company of approximately $6.9 million. Such proceeds will be used primarily for the Company's direct-to-consumer advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock exercisable for up to three (3) years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with this financing. These warrants may be deemed automatically exercised in certain circumstances based upon the Company's stock price. The Company is obligated to file by April 11, 2001 and maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants beginning no later than June 10,

2001. Should the Company fail to obtain effectiveness of such registration statement by June 10, 2001 or to maintain the effectiveness of such registration statement for a continuous twenty-four (24) month period, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration.

      On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivables, as defined under the Facility. The amount available is also reduced by outstanding letters of credit which may be issued under this Facility in amounts totaling up to $1,500,000. The Company is not obligated to draw amounts under the Facility and any such draws will bear interest, payable monthly, at the then prevailing prime rate plus 1.5% per annum and may be used only for working capital purposes. The Company intends to secure its purchase order commitments for Periostat from PMRS with a letter of credit under the Facility. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2.0 million in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property.

      The Company anticipates that its existing working capital, including the approximately $6.9 million received through the Company's Common Stock financing consummated on March 12, 2001, will be sufficient to fund the Company's operations through at least the middle of 2002. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

      At December 31, 2000, the Company had approximately $59.8 million of Federal and $46.5 million of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $840,000 available to reduce Federal income taxes which begin expiring in 2007.

      Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3.8 million. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. At December 31, 2000, assuming there are no future ownership changes, and not giving effect, if any, to the March 2001 financing, approximately $25.0 million is immediately available to offset future taxable income. In addition to the Section 382 limitation, the state net operating loss carryforward is subject to a $2.0 million annual limitation.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.   EXECUTIVE COMPENSATION.

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

      (2)   Financial Statement Schedule.

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

      (3)   Exhibits.

            Reference is made to the Index to Exhibits on Page 40.

(b)   Reports on Form 8-K.

            No Reports on Form 8-K have been filed during the quarter ended December 31, 2000.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 2001.

                                    COLLAGENEX PHARMACEUTICALS, INC.


                                    By:   /s/ Brian M. Gallagher
                                       ---------------------------------------
                                       Brian M. Gallagher, Ph.D., Chairman,
                                       Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                        Title                   Date
---------------------------------   -------------------------    --------------

/s/ Brian M. Gallagher, Ph.D.       Chairman, Chief Executive    March 26, 2001
---------------------------------   Officer, Prisident and
   Brian M. Gallagher, Ph.D.        Director (Principal
                                    Executive Officer)

/s/ Nancy C. Broadbent              Chief Financial Officer,     March 26, 2001
---------------------------------   Treasurer and Secretary
   Nancy C. Broadbent               (Principal Financial and
                                    Accounting Officer)

/s/ Helmer P.K. Agersborg, Ph. D.   Director                     March 23, 2001
---------------------------------
   Helmer P.K. Agersborg, Ph.D.

/s/ Peter R. Barnett, D.M.D.        Director                     March 26, 2001
---------------------------------
   Peter R. Barnett, D.M.D.

/s/ Robert C. Black                 Director                     March 21, 2001
---------------------------------
   Robert C. Black

/s/ James E. Daverman               Director                     March 26, 2001
---------------------------------
   James E. Daverman

                                    Director
---------------------------------
   Robert J. Easton

/s/ Stephen A. Kaplan               Director                     March 26, 2001
---------------------------------
   Stephen A. Kaplan

/s/ W. James O'Shea                 Director                     March 20, 2001
---------------------------------
   W. James O'Shea

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

    4.5(f)           Amendment   No.   1  to   Shareholder   Protection   Rights
                     Agreement, dated as of March 16, 1999, between the Company and American Stock Transfer & Trust Company.

    4.6(h)           Certificate  of  Designation.  Preferences  and  Rights  of
                     Series  D  Cumulative   Convertible   Preferred   Stock  of
                     CollaGenex Pharmaceuticals, Inc.

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

  +10.2(a)           Supply   Agreement  dated  January  23,  1995  between  the
                     Company and Hovione International Limited.

  +10.3(a) Manufacturing Agreement as of April 12, 1996 by and between the Company and Applied Analytical Industries, Inc.

   10.4(a) Form of Non-Disclosure Agreement executed by all Employees as employed from time to time.

  Exhibit No.        Description of Exhibit
  -----------        ----------------------

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

   10.8(a)           Forms of Consulting  Agreement executed by each of Lorne M.
                     Golub and Thomas F. McNamara.

   10.9(a) Form of Material Transfer Agreement between the Company and Researchers.

   10.10(a)(b)       1992 Stock Option Plan of the Company, as amended to date.

   10.11(a)(b)       1996 Stock Plan of the Company.

   10.12(a)(b)       1996  Non-Employee   Director  Stock  Option  Plan  of  the
                     Company.

  +10.13(c)          License  Agreement  dated July 18,  1996 by and between the
                     Company and Boehringer Mannheim Italia.

  +10.14(e)          License  Agreement dated as of June 30, 1998 by and between the Company and Laboratories Pharmascience S.A.

  +10.15(e)          Exhibit A to the  Manufacturing  Agreement  as of April 12,
                     1996 by and between  the  Company  and  Applied  Analytical
                     Industries,  Inc.,  filed with the  Company's  Registration
                     Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.

  +10.16(e)          Co-Promotion  Agreement  dated  October  13,  1998  between
                     SmithKline  Beecham  Consumer  Healthcare,   L.P.  and  the
                     Company.

  +10.17(e)          Distribution  Services  Agreement  dated  August  15,  1998 between Cord Logistics, Inc. and the Company.

   10.18(f) Convertible Loan and Security Agreement dated as of March 19, 1999, between OCM Principal Opportunities Fund, L.P. and the Company.

   10.19(f) Convertible Note dated March 19, 1999, made by the Company in favor of OCM Principal Opportunities Fund, L.P.

  Exhibit No.        Description of Exhibit
  -----------        ----------------------

   10.20(f) Stock Purchase Agreement dated March 19, 1999, between the Company, OCM Principal Opportunities Fund, L.P. and other Purchasers set forth therein.

   10.21(g) Lease Agreement dated March 15, 1999 between the Company and Newton Venture IV Associates, effective May 15, 1999.

   10.22(h) Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein.

   10.23(i) Form of Common Stock Purchase Agreement, dated March 12, 2001, between the Company and the Investors set for therein, together with form of Registration Rights Agreement as an exhibit thereto and form of Warrant as an exhibit thereto.

   10.24 Loan and Security Agreement dated March 19, 2001, between the Company and Silicon Valley Bank filed herewith.

   21                List of subsidiaries of the Registrant filed herewith.

   23.1              Consent of KPMG LLP filed herewith.

+ Confidential treatment has been requested and granted for a portion of this Exhibit.

(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-3582) which became effective on June 20, 1996.
(b) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 which was filed with the Securities and Exchange Commission on October 29, 1996.
(d) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1997, which was filed with the Securities and Exchange Commission on September 17, 1997.
(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which was filed with the Securities and Exchange Commission on November 16, 1998.
(f) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 19, 1999 which was filed with the Securities and Exchange Commission on March 25, 1999.
(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which was filed with the Securities and Exchange Commission on May 7, 1999.
(h) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 12, 1999, which was filed with the Securities and Exchange Commission on May 26, 1999.

(i) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 16, 2001, which was filed with the Securities and Exchange Commission on March 16, 2001.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----

Independent Auditors' Report..................................          F-2

Consolidated Balance Sheets as of December 31, 1999 and
2000..........................................................          F-3

Consolidated Statements of Operations for the years
ended December 31, 1998, 1999, and 2000.......................          F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1998, 1999 and 2000..................          F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1999 and 2000........................          F-6

Notes to Consolidated Financial Statements....................          F-7

Financial Statement Schedule - Valuation and Qualifying
Accounts......................................................          F-27

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in 2000.

                                  /s/ KPMG LLP



Princeton, New Jersey
January 31, 2001, except as to the first paragraph of note 14, which is as of March 12, 2001 and the second paragraph of note 14, which is as of March 19, 2001



                            COLLAGENEX PHARMACEUTICALS, INC.
                                    AND SUBSIDIARIES

                              Consolidated Balance Sheets

                               December 31, 1999 and 2000

                     (dollars in thousands, except per share data)


                      Assets                                       1999         2000
                                                                 --------     --------
Current assets:
     Cash and cash equivalents ................................  $  7,981     $  3,709
     Short term investments ...................................     6,386        1,739
     Accounts receivable, net of allowance
     of $386 and $381 in 1999 and 2000, respectively ..........     2,150        3,038
     Inventories ..............................................       695          277
     Prepaid expenses and other current assets ................       615          989
                                                                 --------     --------
         Total current assets .................................    17,827        9,752
Equipment and leasehold improvements, net .....................       709          652
Other assets ..................................................        27           27
                                                                 --------     --------
         Total assets .........................................  $ 18,563     $ 10,431
                                                                 ========     ========
                  Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of note payable ..........................  $     65     $     65
     Accounts payable .........................................     2,440        1,865
     Accrued expenses .........................................     2,335        2,514
                                                                 --------     --------
                  Total current liabilities ...................     4,840        4,444
                                                                 --------     --------
Note payable, less current portion ............................       116           47
Deferred revenue ..............................................      --            676
Commitments
Stockholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized,  200,000 shares of Series D cumulative
         convertible  preferred  stock issued and
         outstanding in 1999 and 2000, respectively
         (liquidation value $20,000) ..........................         2            2
     Common stock, $0.01 par value; 25,000,000 shares
         authorized, 8,622,091 and 8,775,176 shares
         issued and outstanding in 1999 and 2000,
         respectively .........................................        86           88
     Common stock to be issued (39,188 shares and
         275,462 shares in 1999 and 2000, respectively) .......       858          872
     Additional paid in capital ...............................    66,348       68,461
     Deferred compensation ....................................       (76)         (29)
     Accumulated deficit ......................................   (53,611)     (64,130)
                                                                 --------     --------
                  Stockholders' equity ........................    13,607        5,264
                                                                 --------     --------
Total liabilities and stockholders' equity ....................  $ 18,563     $ 10,431
                                                                 ========     ========

             See accompanying notes to consolidated financial statements.



                                  COLLAGENEX PHARMACEUTICALS, INC.
                                          AND SUBSIDIARIES

                                Consolidated Statements of Operations

                            Years ended December 31, 1998, 1999 and 2000

                            (dollars in thousands, except per share data)


                                                              1998           1999          2000
                                                          -----------    -----------    -----------
Revenues:
     Product sales ....................................   $     3,053    $    15,211    $    20,501
     License revenues .................................           400            100            530
     Contract revenues ................................             8            770          3,240
                                                          -----------    -----------    -----------
         Total revenues ...............................         3,461         16,081         24,271
                                                          -----------    -----------    -----------
Operating expenses:
     Cost of product sales ............................           745          3,139          4,070
     Research and development .........................         4,670          5,005          3,128
     Selling, general and administrative ..............        10,600         23,180         25,746
                                                          -----------    -----------    -----------
         Total operating expenses .....................        16,015         31,324         32,944
                                                          -----------    -----------    -----------
         Operating loss ...............................       (12,554)       (15,243)        (8,673)
Other income (expense):
     Interest income ..................................           988            851            613
     Interest expense .................................          --             (197)           (15)
     Other income (expense) ...........................          --               (2)             9
                                                          -----------    -----------    -----------
         Loss before cumulative effect of change in
              accounting principle ....................       (11,566)       (14,591)        (8,066)
Cumulative effect of change in accounting principle ...          --             --             (764)
                                                          -----------    -----------    -----------
         Net loss .....................................       (11,566)       (14,591)        (8,830)
Preferred stock dividend ..............................          --            1,092          1,689
                                                          -----------    -----------    -----------
Net loss allocable to common stockholders .............   $   (11,566)   $   (15,683)   $   (10,519)
                                                          ===========    ===========    ===========
Basic and diluted net loss per share allocable to
     common stockholders before cumulative effect
     of change in accounting principle ................   $     (1.35)   $     (1.82)   $     (1.12)

Cumulative effect of change in accounting principle ...          --             --            (0.09)
                                                          -----------    -----------    -----------
Basic and diluted net loss per share allocable to
     common stockholders ..............................   $     (1.35)   $     (1.82)   $     (1.21)
                                                          ===========    ===========    ===========
Shares used in computing per share amounts:
     Basic and diluted ................................     8,579,054      8,597,676      8,711,668
                                                          ===========    ===========    ===========
Pro forma net loss assuming new accounting principle
     is applied retroactively .........................   $   (11,926)   $   (14,633)   $    (8,066)
                                                          ===========    ===========    ===========
Pro forma net loss allocable to common stockholders
     assuming new accounting principle is applied
     retroactively ....................................   $   (11,926)   $   (15,725)   $    (9,755)
                                                          ===========    ===========    ===========
Pro forma basic and diluted net loss per share
     allocable to common stockholders assuming new
     accounting principle is applied retroactively ....   $     (1.39)   $     (1.83)   $     (1.12)
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


                                            COLLAGENEX PHARMACEUTICALS, INC.
                                                    AND SUBSIDIARIES

                                     Consolidated Statements of Stockholders' Equity

                                      Years ended December 31, 1998, 1999 and 2000

                                                 (dollars in thousands)

                                                    Series D cumulative
                                                    convertible
                                                    preferred stock           Common stock
                                                    -------------------   ---------------------
                                                    Number                Number                  Common       Additional
                                                    of        Par         of          Par         Stock to     paid-in
                                                    shares    value       shares      value       be issued    capital
                                                    -------   ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1997 ....................        --     $    --     8,567,579   $      86   $    --      $  47,297
    Exercise of common stock options ..........        --          --        19,625        --          --             20
    Amortization of deferred compensation .....        --          --          --          --          --           --
    Net loss ..................................        --          --          --          --          --           --
                                                    -------   ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1998 ....................        --     $    --     8,587,204   $      86        --      $  47,317
Exercise of common stock options ..............        --          --        13,575        --          --             44
Issuance of Series D cumulative
      convertible preferred stock, net of
      issuance costs ..........................     200,000           2        --          --          --         18,448
Common stock dividends on Series D
      cumulative convertible preferred
      stock ...................................        --          --        21,312        --           858          234
Compensation expense resulting from
      options to non-employees ................        --          --          --          --          --            305
Amortization of deferred compensation .........        --          --          --          --          --           --
Net loss ......................................        --          --          --          --          --           --
                                                    -------   ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1999 ....................     200,000   $       2   8,622,091   $      86         858    $  66,348
Exercise of common stock options ..............        --          --        21,325        --            32           84
Common stock dividends on Series D
      cumulative convertible preferred
      stock ...................................        --          --       131,760           2        (858)       1,705
Common stock dividends declared on Series
      D cumulative convertible preferred
      stock ...................................        --          --          --          --           840         --
Compensation expense resulting from
      options to non-employees ................        --          --          --          --          --            324
Amortization of deferred compensation .........        --          --          --          --          --           --
Net loss ......................................        --          --          --          --          --           --
                                                    -------   ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2000 ....................     200,000   $       2   8,775,176   $      88   $     872    $  68,461
                                                    =======   =========   =========   =========   =========    =========


                                                                            Total
                                                  Deferred     Accumulated  stockholders'
                                                compensation   deficit      equity
                                                ------------   ----------   -------------

Balance, December 31, 1997 ....................   $    (313)   $ (26,362)   $  20,708
    Exercise of common stock options ..........        --           --             20
    Amortization of deferred compensation .....         119         --            119
    Net loss ..................................        --        (11,566)     (11,566)
                                                  ---------    ---------    ---------
Balance, December 31, 1998 ....................   $    (194)   $ (37,928)   $   9,281
Exercise of common stock options ..............        --           --             44
Issuance of Series D cumulative
      convertible preferred stock, net of
      issuance costs ..........................        --           --         18,450
Common stock dividends on Series D
      cumulative convertible preferred
      stock ...................................        --         (1,092)        --
Compensation expense resulting from
      options to non-employees ................        --           --            305
Amortization of deferred compensation .........         118         --            118
Net loss ......................................        --        (14,591)     (14,591)
                                                  ---------    ---------    ---------
Balance, December 31, 1999 ....................   $     (76)   $ (53,611)   $  13,607
Exercise of common stock options ..............        --           --            116
Common stock dividends on Series D
      cumulative convertible preferred
      stock ...................................        --           (849)        --
Common stock dividends declared on Series
      D cumulative convertible preferred
      stock ...................................        --           (840)        --
Compensation expense resulting from
      options to non-employees ................        --           --            324
Amortization of deferred compensation .........          47         --             47
Net loss ......................................        --         (8,830)      (8,830)
                                                  ---------    ---------    ---------
Balance, December 31, 2000 ....................   $     (29)   $ (64,130)   $   5,264
                                                  =========    =========    =========

                               See accompanying notes to consolidated financial statements.



                                  COLLAGENEX PHARMACEUTICALS, INC.
                                          AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows

                        For the years ended December 31, 1998, 1999 and 2000

                                       (dollars in thousands)

                                                                   1998        1999        2000
                                                                 --------    --------    --------
Cash flows from operating activities:
     Net loss ................................................   $(11,566)   $(14,591)   $ (8,830)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
           Noncash compensation expense ......................        119         423         371
           Depreciation and amortization expense .............         66         151         226
           Cumulative effect of change in
               accounting principle ..........................       --          --           764
           Change in assets and liabilities:
               Accounts receivable ...........................     (3,045)        895        (888)
               Inventories ...................................       (342)       (353)        418
               Prepaid expenses and other assets .............       (545)        194        (342)
               Accounts payable ..............................      2,363        (474)       (575)
               Accrued expenses ..............................        639        (210)        116
               Deferred revenue ..............................       --          --           (25)
                                                                 --------    --------    --------
                  Net cash used in operating activities ......    (12,311)    (13,965)     (8,765)
                                                                 --------    --------    --------
Cash flows from investing activities:
     Capital expenditures ....................................       (230)       (593)       (169)
     Proceeds from the sale of short-term investments ........      6,880       7,464       6,871
     Purchase of short-term investments ......................     (7,452)     (6,886)     (2,224)
                                                                 --------    --------    --------
                  Net cash provided by (used in)
                     investing activities ....................       (802)        (15)      4,478
                                                                 --------    --------    --------
Cash flows from financing activities:
     Proceeds from issuance of note payable ..................       --        10,000        --
     Repayment of note payable ...............................       --       (10,000)       --
     Net proceeds from the issuance of preferred stock .......       --        18,450        --
     Proceeds from issuance of common stock ..................         20          44          84
     Proceeds from issuance of long-term debt ................       --           219        --
     Repayment of long-term debt .............................       --           (38)        (69)
                                                                 --------    --------    --------
                  Net cash provided by financing activities ..         20      18,675          15
                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents .........    (13,093)      4,695      (4,272)
Cash and cash equivalents at beginning of year ...............     16,379       3,286       7,981
                                                                 --------    --------    --------
Cash and cash equivalents at end of year .....................   $  3,286    $  7,981    $  3,709
                                                                 ========    ========    ========
Supplemental schedule of noncash financing activities:
     Common stock dividends issued or to be issued on
         preferred stock .....................................   $   --      $  1,092    $  1,689
                                                                 ========    ========    ========
     Common stock to be issued on exercise of common
         stock options .......................................   $   --      $   --      $     32
                                                                 ========    ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest ..................   $   --      $    199    $      6
                                                                 ========    ========    ========

                    See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


(1)   BUSINESS

      CollaGenex Pharmaceuticals, Inc. ("CollaGenex Pharmaceuticals" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company, through its own sales and marketing force, is currently marketing Periostat(R) (doxycycline hyclate), the Company's lead drug for the treatment of adult periodontal disease which received approval from the U.S. Food & Drug Administration (the "FDA") in September 1998. The Company is also co-marketing other pharmaceutical products on a contract basis. The Company has other internally developed compounds in the research and development stage.

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

      Short-Term Investments
      ----------------------

      Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as available for sale. Available for sale securities are recorded at their fair value, which approximates cost, of the investments based on quoted market prices at December 31, 1999 and 2000. The Company considers all of its short-term investments to be available for sale.

      Inventories
      -----------

      Inventories are stated at the lower cost or market. Cost is determined using the first-in, first-out method.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

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

      Financial Instruments
      ---------------------

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The interest rates on the note payable approximate rates for similar types of borrowing arrangements at December 31, 1999 and 2000, therefore the fair value of the note payable approximates the carrying value at December 31, 1999 and 2000.

      Product Sales
      -------------

      In September 1998, the Company received clearance from the FDA to market Periostat. The Company has the exclusive right to market Periostat in the United States. In November 1999, the Company began shipping Periostat to wholesalers throughout the United States. The Company recognizes sales revenue upon shipment. Sales are reported net of allowances for discounts, rebates, chargebacks and product returns.

      Revenue Recognition
      -------------------

      Milestone revenue from license arrangements is recognized upon completion of the milestone event or requirement. Payments, if any, received in advance of performance under a contract are deferred and recognized when earned. As described in note 7, as of January 1, 2000, upfront license fees where the Company has continuing involvement, (which prior to January 1, 2000 were recorded as license revenues when received) are now deferred and recognized over

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


the estimated performance period of each individual licensing agreement in accordance with the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"). Accordingly, effective January 1, 2000, the Company has recorded a $764 charge as a cumulative effect of change in accounting principle for certain upfront license revenues recognized prior to January 1, 2000.

      Contract Revenues
      -----------------

      Contract revenues are earned and recognized according to the provisions of each collaborative agreement.

      Advertising Costs
      -----------------

      The Company incurs advertising costs from print advertisements in various periodicals and television advertisements. The Company records advertising expense when incurred. Such amounts charged to the consolidated statements of operations for 1998, 1999 and 2000 were $0.8 million, $1.6 million and $2.1 million, respectively.

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

      Stock-Based Compensation
      ------------------------

      As described in note 6, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

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

      The Company currently contracts with a single source for the domestic manufacturing of Periostat capsules which are sold throughout the United States exclusively to wholesale and retail distributors. In addition, the Company has a supply agreement with a single company to supply the active ingredient in Periostat. A single company also provides all warehousing and distribution services to the Company. During 2000, four customers accounted for 31%, 17%, 14% and 10%, of net product sales, respectively. During 1999, two customers accounted for 30% and 14%, of net product sales, respectively. During 1998, two customers accounted for 28% and 27% of net product sales, respectively.

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

      Net Loss Per Share
      ------------------

      Basic earnings per share ("EPS") is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes dividends on the preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities and stock options. As of December 31, 2000, the Company has certain convertible preferred stock and stock options which have not been included in the calculation of diluted net loss per share allocable to common

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

      Reclassification
      ----------------

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

(3)   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

      Inventories
      -----------

      Inventories at December 31, 1999 and 2000 consists of the following:

                                               1999                2000
                                            ---------            ---------
      Raw materials................         $     254            $      60
      Finished goods...............               441                  217
                                            ---------            ---------
                                            $     695            $     277
                                            =========            =========

      Equipment and Leasehold Improvements
      ------------------------------------

      Equipment and leasehold improvements at December 31, 1999 and 2000 consists of the following:

                                               1999                2000
                                            ---------            ---------
      Computer and office equipment....     $     673            $     792
      Exhibit equipment................           259                  309
      Leasehold improvements...........            45                   45
                                            ---------            ---------
                                                  977                1,146
      Less accumulated
        depreciation and
        amortization...................          (268)                (494)
                                            ---------            ---------
                                            $     709            $     652
                                            =========            =========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      Accrued Expenses
      ----------------

      Accrued expenses at December 31, 1999 and 2000 consists of the following:

                                               1999                2000
                                            ---------            ---------
      Contracted development and
        manufacturing costs...........      $     441            $     314
      Sales and marketing costs.......            144                  597
      Payroll and related costs.......          1,237                1,061
      Professional  and  consulting
       fees...........................            221                  204
      Royalties.......................            215                  201
      Deferred revenue................             --                   63
      Miscellaneous taxes.............             32                   52
      Other...........................             45                   22
                                            ---------            ---------
                                            $   2,335            $   2,514
                                            =========            =========

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

      On May 12, 1999, the Company consummated a $20.0 million financing (the "Financing") through the issuance of 200,000 shares of its Series D Cumulative Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds to the Company of approximately $18.5 million. OCM Principal Opportunities Fund, L.P. ("OCM") led the investor group, which also included certain current stockholders of the Company.

      The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


the proceeds of the Financing were used for the repayment of a $10.0 million Senior Secured Convertible Note with interest at 12% per annum provided by OCM on March 19, 1999 in connection with the financing. During the first three years following issuance, the Preferred Stock pays dividends in common stock at a rate of 8.4% per annum. Thereafter, the Preferred Stock pays dividends in cash at a rate of 8.0% per annum. The Preferred Stock is convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see note 14), at any time by the holder and under certain conditions by the Company. The conversion price is subject to adjustment in the event the Company fails to declare or pay dividends when due or should the Company issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Preferred Stock (see note 14). Dividends totaling $1,092 and $1,689 were declared in 1999 and 2000, respectively. At December 31, 1999 and 2000, declared dividends of 39,188 and 259,462 shares of common stock, respectively, have not been issued, and have accordingly been classified as common stock to be issued in the accompanying consolidated balance sheet.

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

      The Company maintains a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each common stockholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 2000, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right. In 1999, the Company amended its Rights Plan to specifically exclude an initial issuance of the Preferred Stock.

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

      The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 1,500,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonstatutory options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of 10 years from the grant date and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


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

      During 1999, 192,500 options were granted to employees at fair market value with an exercise price of $10.06 per share. During 2000, 237,750 options were granted to employees at fair market value with an exercise price of $5.00 per share. These grants were not issued under the terms of any of the above Plans.

      At December 31, 2000, there were 278,670 shares available for grant under the 1996 Plan and 105,000 under the Non-Employee Director Plan.

      Deferred compensation had been recorded in years prior to 1998 for options granted where the fair value of the Company's stock on the measurement date exceeded the exercise price of such options. Deferred compensation is being amortized to compensation expense in the accompanying consolidated statement of operations over the respective vesting periods of such grants ($119, $118 and $47 in 1998, 1999 and 2000, respectively).

      In 1999, the Company granted options to certain non-employees to purchase 60,000 shares of common stock. Such options were originally scheduled to vest over a four year period based upon future service requirements. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in periods following the grant are subject to change each reporting period based upon changes in the market value of the Company's common stock, estimated volatility and risk free interest rates until the non-employee completed performance under the option agreement and the options vest. The Company recorded total compensation expense of $305 in 1999, based on the market value of the options at the grant date and at December 31, 1999 as determined using a Black-Scholes option pricing model. In 2000, the Company elected to accelerate the vesting on the remaining unvested options. Accordingly, the Company recorded total compensation expense, including that related to the accelerated vesting, of $324 in 2000, based on the market value of the options at the grant date and at the vesting dates in 2000 as determined using the Black-Scholes option pricing model. No future compensation expense will be recorded on these 60,000 options.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      The following table summarizes stock option activity for 1998 through 2000:

                                                             Weighted average
                                                              exercise price
                                              Shares             per share
                                            ---------        ----------------
      Balance December 31, 1997....           725,954            $  7.06
        Granted....................           315,000               8.08
        Exercised..................           (19,625)              1.00
        Cancelled..................            (3,000)              6.75
                                            ---------            -------
      Balance December 31, 1998....         1,018,329               7.49
        Granted....................           475,150              11.36
        Exercised..................           (13,575)              3.24
        Cancelled..................           (42,000)             10.72
                                            ---------            -------
      Balance December 31, 1999....         1,437,904               8.72
        Granted....................           721,880              13.17
        Exercised..................           (37,325)              3.11
        Cancelled..................           (99,450)             12.97
                                            ---------            -------
      Balance December 31, 2000....         2,023,009              10.20

      Amounts exercised in 2000 include 16,000 options to purchase common stock at $2.00 per share which were not issued until January 2001, and accordingly are classified as common stock to be issued in the accompanying balance sheet at December 31, 2000.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      As of December 31, 2000, the following options were outstanding and exercisable by price range as follows:

                             Outstanding                      Exercisable
               -------------------------------------    ----------------------
                              Weighted     Weighted                   Weighted
                              average       average                   average
   Range of                  remaining     exercise                   exercise
   exercise     Number of   contractual    price per    Number of     price per
    prices       shares        life         share         shares       share
------------    ---------   -----------    ---------    ---------    ----------
 $0.20- 2.00    189,954       4.7 years     $  0.95      189,954       $  0.95
  4.50-10.00    739,050       7.3 years        7.18      278,025          8.61
 10.06-12.00    444,275       7.4 years       10.29      201,624         10.46
 12.19-13.56    198,950       8.0 years       12.42      124,287         12.44
 14.06-22.88    450,780       8.5 years       17.96       18,925         17.12
               2,023,009      7.4 years     $ 10.20      812,815       $  8.06

      Had the Company elected to recognize compensation cost for options as prescribed by the fair value method under SFAS 123, the Company's net loss allocable to common stockholders and basic and diluted loss per share allocable to common stockholders would have been reflected as set forth below:

                                        1998            1999            2000
                                      --------        --------        --------
      Net loss allocable to
        common stockholders:
          As reported...........      $ 11,566        $ 15,683        $ 10,519
          Pro forma.............        12,487          17,338          13,802
      Basic and diluted net loss
        per share allocable to
        common stockholders::
          As reported...........      $   1.35        $   1.82        $   1.21
          Pro forma.............          1.46            2.02            1.58

      Pro forma net loss allocable to common stockholders reflects only options granted in 1995 through 2000. Consequently, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss allocable to common stockholders amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss allocable to common stockholders figures above.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      The weighted average fair values of stock options granted to employees during 1998, 1999 and 2000 were $4.64, $7.81 and $10.72 per share, respectively, on the date of grant. The weighted average fair values of stock options granted to nonemployees during 1999 were $9.21 per share on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following assumptions:

                                        1998            1999            2000
                                      --------        --------        --------
      Expected life in years....         5               5              7
      Risk-free interest rate...       6.25%           6.25%          6.20%
      Volatility................        60%             80%            90%
      Expected dividend yield...        --%             --%            --%

(7)   CHANGE IN ACCOUNTING PRINCIPLE

      In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat. Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During 2000, the Company would have recognized approximately $505 in license revenues under its historical revenue recognition policy prior to the adoption of SAB 101. In addition, during 2000, the Company recorded $397 in license revenues which were deferred upon the implementation of SAB 101 as of January 1, 2000 and which were previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101.

      The consolidated statement of operations in 2000 has been presented in the accompanying financial statements based on this newly adopted revenue recognition policy. The change increased revenue and decreased net loss by $25 during 2000, excluding the cumulative effect of the change. The pro forma net loss allocable to common stockholders and the related per share amounts for 1998 and 1999 as if the new accounting principle had been applied retroactively are also presented in the accompanying consolidated statements of operations. During 2000, the Company recorded a $764 charge as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000 and, accordingly, has recorded approximately $739 in deferred revenues from upfront license payments received from licensees, of which $63 has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2000.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


(8)   INCOME TAXES

      The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1999 and 2000 are presented below:

                                                     1999              2000
                                                  ---------         ---------
      Deferred tax assets:
        Capitalized start up costs...........     $     423         $     170
        Net operating loss carryforwards.....        19,543            23,530
        Tax credit carryforward..............           790               840
        Accrued expenses.....................           348                58
        Deferred revenue.....................            --               251
                                                  ---------         ---------
           Total gross deferred tax assets...        21,104            24,849
        Less valuation allowance.............       (21,069)          (24,830)
                                                  ---------         ---------
           Total deferred tax assets.........            35                19
      Deferred tax liability:
        Depreciation.........................           (35)              (19)
                                                  ---------         ---------
           Net deferred taxes................     $      --         $      --
                                                  =========         =========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 2000.

      The net change in the valuation allowance for the years ended December 31, 1999 and 2000 were increases of approximately $5,619 and $3,761, respectively, related primarily to additional net operating losses incurred by the Company.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      At December 31, 2000, the Company had approximately $59,800 of Federal and $46,500 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $840 available to reduce Federal income taxes which begin expiring in 2007.

      Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2000, assuming no future ownership changes (including the financing in March 2001 - see note 14), approximately $25 million is immediately available to offset future taxable income. In addition to the
Section 382 limitation, the state net operating loss carryforward is subject to a $2,000 annual limitation.

(9)   TECHNOLOGY LICENSE

      At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company incurred royalty expense of $200, $711 and $940 in 1998, 1999 and 2000, respectively.

      In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


(10)   COMMITMENTS

      The Company  maintains  various  operating  leases,  primarily  for office
space.   As  of  December  31,  2000,   future   minimum  rent  payments   under
noncancellable operation leases are as follows:

                     2001............     $  337
                     2002............        335
                     2003............        335
                     2004............        332
                     2005............        334
                     Thereafter......      1,195
                                          ------
                          Total......     $2,868
                                          ======
      Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $86, $204 and $326, respectively.

      During 1999, the Company entered into a three-year co-promotion agreement under which the Company is committed to spend up to $1 million annually for promotional expenses, unless the agreement is earlier terminated per the terms of the agreement.

      Subsequent to December 31, 2000, the Company entered into an agreement to purchase approximately $1,500 of inventory from its supplier.

(11)   401(k) SALARY REDUCTION PLAN

      In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1998, 1999 or 2000 in accordance with the terms of the 401(k) Plan.

(12)   CONTRACT RESEARCH AGREEMENT

      In May 1998, the Company entered into a three year evaluation testing agreement with SUNY pursuant to which SUNY will evaluate certain compounds supplied by the Company under which the Company will pay SUNY up to $1,570. Either party may terminate the agreement at any time. Costs incurred during 1998, 1999 and 2000 were $333, $541 and $356, respectively.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


(13)   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The tables below summarize the Company's unaudited quarterly operating results for 1999 and 2000. The first three quarters of 2000 have been restated pursuant to the adoption of SAB 101 in the fourth quarter of 2000, as described in note 7.

                                               Three months ended
                                   ------------------------------------------
                                   March 31,  June 30,   Sept. 30,   Dec. 31,
                                     1999       1999        1999       1999
                                   ---------  ---------  ----------  --------

     Total revenues ...........    $ 2,418    $ 3,438    $ 4,345     $ 5,880
     Gross margin on product
       sales ..................      1,867      2,500      3,359       4,346
     Net loss .................     (5,089)    (4,142)    (3,286)     (2,074)
     Net loss allocable to
       common stockholders ....     (5,089)    (4,377)    (3,715)     (2,502)
     Basic and diluted net
       loss per share
       allocable to common
       stockholders ...........      (0.59)     (0.51)     (0.43)      (0.29)

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


                                               Three months ended
                                   ------------------------------------------
                                   March 31,  June 30,   Sept. 30,   Dec. 31,
                                     2000       2000        2000       2000
                                   ---------  ---------  ----------  --------

     Total revenues............    $ 6,530    $ 6,612     $ 5,259     $ 5,870
     Gross margin on product
       sales...................      4,340      4,596       3,436       4,059
     Net loss..................     (2,837)    (1,990)     (2,052)     (1,951)
     Net loss allocable to
       common stockholders
       before cumulative
       effect of change in
       accounting principle....     (2,496)    (2,416)     (2,481)     (2,362)
     Net loss allocable to
       common stockholders.....     (3,260)    (2,416)     (2,481)     (2,362)
     Basic and diluted net
       loss per share
       allocable to common
       stockholders before
       cumulative effect of
       change in accounting
       principle...............       (0.29)     (0.28)      (0.28)     (0.27)
     Basic and diluted net
       loss per share
       allocable to common
       stockholders............       (0.38)     (0.28)      (0.28)     (0.27)

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      The table below reflects the effect of the change in accounting principle on net loss allocable to common stockholders and basic and diluted net loss per share allocable to common stockholders under the Company's historical revenue recognition policy as a result of the adoption of SAB 101 in the fourth quarter of 2000.

                                               Three months ended
                                   ------------------------------------------
                                   March 31,  June 30,   Sept. 30,   Dec. 31,
                                     2000       2000        2000       2000
                                   ---------  ---------  ----------  --------

     Net loss allocable to
       common stockholders
       under historical
       revenue recognition
       policy...................    (2,866)    (2,327)     (2,276)     (2,311)
     Effect of change in
       accounting principle.....       370        (89)       (205)        (51)
     Cumulative effect of
       change in accounting
       principle................      (764)        --          --          --
                                    -------    -------     -------     -------
     Net loss allocable to
       common stockholders
       after effect of
       change in accounting
       principle, as restated ..   $(3,260)   $(2,416)    $(2,481)    $(2,362)
                                   ========    =======     =======     =======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


                                               Three months ended
                                   ------------------------------------------
                                   March 31,  June 30,   Sept. 30,   Dec. 31,
                                     2000       2000        2000       2000
                                   ---------  ---------  ----------  --------

      Basic and diluted net
        loss per share
        allocable to common
        stockholders under
        historical revenue          $  (0.33)  $  (0.27)   $  (0.26)   $ (0.27)
        recognition policy......
      Effect of change in
        accounting principle....        0.04      (0.01)      (0.02)       --
      Cumulative effect of
        change in accounting
        principle...............       (0.09)       --          --         --
                                    --------   -------     -------     ------
      Basic and diluted net
        loss per share
        allocable to common
        stockholders after
        effect of change in
        accounting principle,
        as restated.............    $  (0.38)  $  (0.28)   $  (0.28)   $  (0.27)
                                    ========   ========    ========    ========
(14)   SUBSEQUENT EVENTS

      On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,900. In addition, the investors in this financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in this financing, warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock, exercisable for up to three (3) years, at an exercise price of $5.70 per share. These warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. The Company is obligated to file and maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants beginning no later than June 10, 2001. Should the Company fail to obtain effectiveness of such registration statement by June 10, 2001, or to maintain the effectiveness of such registration statement for a continuous twenty-four (24) month period, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration. As a result of this financing, the conversion price paid on the Preferred Stock has been reduced to $9.94 per share.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


      On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000 or 80% of eligible accounts receivable, as defined. The amount available is also reduced by outstanding letters of credit which may be issued under this agreement in amounts totaling up to $1,500. The Company is not obligated to draw amounts under the Facility and any such draws will bear interest, payable monthly, at the then prevailing prime rate plus 1.5% per annum and may be used only for working capital purposes. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or
(iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2,000 in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property.

                                                                     SCHEDULE II

                 COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                          FINANCIAL STATEMENT SCHEDULE

                        Valuation and Qualifying Accounts

                   Years Ended December 31, 1998 1999 and 2000
                                 (in thousands)


--------------------------------------------------------------------------------
     Col A           Col B             Col C             Col D         Col E
--------------------------------------------------------------------------------
  Description     Balance at         Additions        Deductions    Balance at
                      the                                           the End of
                 Beginning of                                         Period
                    Period
--------------------------------------------------------------------------------
    Accounts                   Charged to    Other
   Receivable                   Statement
   Allowance:                      of
                               Operations
--------------------------------------------------------------------------------

      1998          $   --        $  293      $--       $   --        $  293

      1999          $  293        $  554      $--       $  461        $  386

      2000          $  386        $  824      $--       $  829        $  381
--------------------------------------------------------------------------------