Form 10-Q
period 2001-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2001-05-15
CIK 1012270

C O L L A G E N E X
                          p h a r m a c e u t i c a l s



                                                                May 15, 2001

Via EDGAR
---------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

         Re: CollaGenex Pharmaceuticals, Inc. (Commission File No. 0-28308) Form 10-Q for the Quarter Ended March 31, 2001

Dear Sirs:

     Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended, on behalf of CollaGenex Pharmaceuticals, Inc., a Delaware corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     If you have any questions or comments concerning this filing, kindly contact the undersigned at (215) 579-7388 ext. 3110.




                                                     /s/ Frank Ruffo
                                                     Frank Ruffo
                                                     Controller








  CollaGenex Pharmaceuticals, Inc., 41 University Drive, Newtown, PA 18940 USA
                       215-579-7388 voice 215-579-8577 fax

                                                               CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                  52-1758016
------------------------------------     -----------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)



41 University Drive, Newtown, PA                                  18940
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

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

          Yes:   X                        No:
              ------                          ------


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 15, 2001:


             Class                                    Number of Shares
  ----------------------------                    ------------------------
  Common Stock $.01 par value                             10,550,638

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION..............................................  1

     Item 1.   Financial Statements........................................  1

               Condensed Consolidated Balance Sheets as of December 31,
                  2000 and March 31, 2001 (unaudited)......................  2

               Condensed Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2000 and 2001 (unaudited).........  3

               Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 2001 (unaudited).........  4

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)..............................................  5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  8

               Results of Operations.......................................  9

               Liquidity and Capital Resources............................. 11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.. 13

PART II. OTHER INFORMATION................................................. 14

     Item 2.   Changes in Securities and Use of Proceeds................... 14

     Item 6.   Exhibits and Reports on Form 8-K............................ 15

SIGNATURES................................................................. 16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      December 31, 2000 and March 31, 2001
                  (dollars in thousands, except per share data)

                                                                               December 31,             March 31,
                                  Assets                                          2000                    2001
                                                                              -------------           ------------
                                                                                                       (unaudited)

Current assets:

   Cash and cash equivalents...........................................       $     3,709           $     7,749
   Short term investments..............................................             1,739                    --
   Accounts receivable, net of allowance of $381 and $330 at December 31,
     2000 and March 31, 2001, respectively.............................             3,038                 3,476
   Inventories.........................................................               277                   504
   Prepaid expenses and other current assets...........................               989                 2,513
                                                                                  -------               -------
         Total current assets..........................................             9,752                14,242
Equipment and leasehold improvements, net..............................               652                   596
Other assets...........................................................                27                    26
                                                                                  -------               -------
         Total assets..................................................       $    10,431           $    14,864
                                                                                 ========              ========

                   Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of note payable.....................................       $        65           $        65
   Accounts payable....................................................             1,865                 2,486
   Accrued expenses....................................................             2,514                 2,165
                                                                                  -------               -------
         Total current liabilities.....................................             4,444                 4,716
                                                                                  -------               -------
Note payable, less current portion.....................................                47                    29
Deferred revenue.......................................................               676                   661

Commitments

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at December 31, 2000 and March 31, 2001 (liquidation
     value of $20,000 at March 31, 2001)...............................                 2                     2

   Common stock, $0.01 par value; 25,000,000 shares authorized, 8,775,176 and
     10,550,638 shares issued and outstanding at December 31, 2000
     and March 31, 2001, respectively..................................                88                   106

   Common stock to be issued (275,462 shares at December 31, 2000 and
     none at March 31, 2001) ..........................................               872                    --
   Additional paid in capital..........................................            68,461                76,193
   Deferred compensation...............................................               (29)                  (22)
   Accumulated deficit.................................................           (64,130)              (66,821)
                                                                                  -------               -------
         Stockholders' equity..........................................             5,264                 9,458
                                                                                  -------               -------
         Total liabilities and stockholders' equity....................       $    10,431           $    14,864
                                                                                 ========              ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                2000                     2001
                                                                                ----                     ----
                                                                              Restated
                                                                            (See Note 3)

Revenues:
   Product sales.......................................................    $       5,510         $      6,113
   Contract revenues...................................................              650                  875
   License revenues....................................................              370                   36
                                                                                 -------              -------
        Total revenues.................................................            6,530                7,024
                                                                                 -------              -------
Operating expenses:
   Cost of product sales...............................................            1,170                1,366
   Research and development............................................              847                  944
   Selling, general and administrative.................................            6,767                7,477
                                                                                 -------              -------
         Total operating expenses......................................            8,784                9,787
                                                                                 -------              -------
         Operating loss................................................            2,254                2,763

Other income (expense):
   Interest income.....................................................              186                   63
   Interest expense....................................................               (5)                  (3)
   Other Income (expense)..............................................               --                   12
                                                                                 -------              -------
         Loss before cumulative effect of change in accounting
         principle.....................................................           (2,073)              (2,691)

Cumulative effect of change in accounting principle....................              764                   --
                                                                                 -------              -------
         Net loss......................................................           (2,837)              (2,691)
Preferred stock dividend...............................................              423                  420
                                                                                 -------              -------
Net loss allocable to common stockholders..............................    $      (3,260)        $     (3,111)
                                                                                ========             ========
Basic and diluted net loss per share allocable to common stockholders
   before cumulative effect of change in accounting principle..........    $       (0.29)        $      (0.33)
                                                                                --------              -------
Cumulative effect of change in accounting principle....................            (0.09)                 --
                                                                                --------              -------
Basic and diluted net loss per share allocable to
   common stockholders.................................................    $      (0.38)         $      (0.33)
                                                                               =========            =========
Shares used in computing basic and diluted net loss per share.....             8,651,597            9,336,639
                                                                               =========            =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                2000                 2001
                                                                                ----                 ----
                                                                             Restated
                                                                            (See Note 3)

Cash flows from operating activities:
   Net loss..........................................................   $       (2,837)       $      (2,691)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense..................................               45                    7
       Depreciation and amortization expense.........................               56                   64
       Cumulative effect of change in accounting principle...........              764                   --
       Change in assets and liabilities:
         Accounts receivable.........................................             (131)                (438)
         Inventories.................................................              314                 (227)
         Prepaid expenses and other assets...........................             (103)              (1,523)
         Accounts payable............................................              505                  621
         Accrued expenses............................................             (487)                (349)
         Deferred revenue............................................             (370)                 (15)
                                                                                ------               ------
                  Net cash used in operating activities..............           (2,244)              (4,551)
                                                                                ------               ------
Cash flows from investing activities:
   Capital expenditures..............................................              (58)                  (8)
   Proceeds from the sale of short term investments..................            3,417                1,739
   Purchase of short term investments................................             (849)                  --
                                                                                ------               ------
                  Net cash provided by investing  activities.........            2,510                1,731
                                                                                ------               ------
Cash flows from financing activities:
   Net proceeds from issuance of common stock........................               70                6,878
   Repayment of long-term debt.......................................              (17)                 (18)
                                                                                ------               ------
                  Net cash provided by financing activities..........               53                6,860
Net increase in cash and cash equivalents............................              319                4,040
Cash and cash equivalents at beginning of period.....................            7,981                3,709
                                                                                ------               ------
Cash and cash equivalents at end of period...........................   $        8,300     $          7,749
                                                                               =======              =======

Supplemental schedule of noncash financing activities:
     Common stock dividends issued or issuable
     on preferred stock..............................................   $          423     $            420
                                                                              ========              =======
     Issuance of common stock to be issued...........................              858                  872
                                                                              ========              =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest........................   $            5     $              3
                                                                              ========              =======


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 2001
                             (dollars in thousands)
                                   (Unaudited)

Note 1 -- Basis of Presentation:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and footnotes.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2001, their results of operations for the three months ended March 31, 2000 and 2001, and their cash flows for the three months ended March 31, 2000 and 2001. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

Note 2 -- Inventories:

     Inventories at December 31, 2000 and March 31, 2001 consist of the following:

                                     2000            2001
                                    -----            -----
 Raw materials                    $      60       $     276
 Finished goods                         217             228
                                  ---------       ---------
                                  $     277       $     504
                                  =========       =========

Note 3 - Change in Accounting Principle:

     In the fourth  quarter  of 2000,  the  Company  adopted  SAB 101,  "Revenue
Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat. Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the

Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During the three months ended March 31, 2000, the Company recorded $370 in license revenues which were deferred upon the implementation of SAB 101 as of January 1, 2000 and which were previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101. During the three months ended March 31, 2001, the Company recognized $15 in license revenues which were deferred upon the implementation of SAB 101.

     The consolidated statements of operations and cash flows for the three months ended March 31, 2000 have been restated in the accompanying financial statements based on this newly adopted revenue recognition policy. The change increased revenue and decreased net loss by $370 during the three months ended March 31, 2000, excluding the cumulative effect of the change. During the three months ended March 31, 2000, the Company recorded a $764 charge as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000.

Note 4 - Common Stock and Debt Financing:

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,900. In addition, the investors in this financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in this financing, warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock, exercisable for up to three (3) years, at an exercise price of $5.70 per share. All such warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. The Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period. Should the Company fail to maintain the effectiveness of such registration statement the investors and the financial advisor shall receive an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration. As a result of this financing, the conversion price paid on the Preferred Stock has been reduced to $9.94 per share.

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000 or 80% of eligible accounts receivable, as defined. The amount available is also reduced by outstanding letters of credit which may be issued under this agreement in amounts totaling up to $1,500. As of March 31, 2001, the Company has a letter of credit in place in the amount of $1,313 which bears interest, payable monthly, at the prime rate plus 1.5% per annum and may be used only for working capital purposes. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2,000 in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property.

Note 5 - Subsequent Events:

     At the Company's 2001 Annual Meeting of Stockholders held on May 10, 2001, the stockholders of the Company approved a proposal to amend the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") to increase the maximum number of shares of Common Stock available for issuance under the 1996 Stock Option Plan from 1,500,000 to 2,000,000 shares and to reserve an additional 500,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1996 Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat(R), is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. In December 2000 and February 2001, the United Kingdom Medicines Control Agency and the FDA, respectively, granted marketing approval for a new tablet formulation of Periostat which is smaller, easier to swallow and offers manufacturing cost advantages. This formulation will replace the currently marketed capsule formulation during 2001. Periostat is indicated as an adjunct to scaling and root planing, the most prevalent therapy for adult periodontitis, to promote the attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc. ("Merck") and until April 13, 2001, co-promoted Denavir(R), a prescription cold sore medication owned by Novartis Pharmaceuticals Corporation ("Novartis"). Novartis terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. The Company is actively pursuing other prescription and non-prescription products to market to the professional dental community and directly to the consumer, and may enter directly into manufacturing arrangements for additional complementary products, such as dental neutraceuticals.

     The Company began operations in January 1992 and functioned primarily as a research and development company until 1998. During this period, the Company operated with a minimal number of employees, and substantially all pharmaceutical development activities were contracted to independent contract research and other organizations. Following FDA approval of Periostat in September 1998, the Company significantly increased its number of employees, primarily in the areas of sales and marketing. The Company continues to contract its research and development activities as well as manufacturing and distribution functions.

     The Company has incurred losses each year since inception and had an accumulated deficit of $66.8 million at March 31, 2001. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products or that Vioxx will be successfully commercialized by the Company. As a result of these risks, and others expressed from time to time in Collagenex's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from its two (2) co-promotion agreements (one (1) of which was terminated effective April 13, 2001) and $100,000 in license fees relating to the signing of a distribution agreement for Periostat in Canada. During the year ended December 31, 2000, the Company achieved net product sales of $20.5 million from sales of Periostat. In addition, in 2000 the Company generated $3.2 million in contract revenues from its two (2) co-promotion agreements (one (1) of which was terminated effective April 13, 2001) and $530,000 in license and milestone fees from various foreign distribution and marketing agreements for Periostat. This amount included $397,000 of license revenues that were deferred upon the implementation of Staff Accounting Bulletin ("SAB") 101, effective January 1, 2000. These amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

     During the three months ended March 31, 2001, the Company achieved net product sales of $6.1 million from the sales of Periostat. In addition, during the three months ended March 31, 2001, the Company generated $875,000 in contract revenues from its two (2) co-promotion agreements (one (1) of which was terminated effective April 13, 2001) and $36,000 in license revenues.

     To broaden and increase Periostat usage, the Company initiated a direct-to-consumer ("DTC") advertising test program in the fall of 2000. DTC is a relatively new but highly effective marketing tool used by pharmaceutical companies to build patient awareness of prescription drugs and to drive prescription and revenue growth. In October 2000, the Company launched a test DTC campaign in Tampa and St. Louis to evaluate the potential effectiveness of this tool for increasing Periostat prescription growth. During the fourth quarter of 2000, new Periostat prescriptions in the test cities were 48% higher than the third quarter of 2000 compared to a 1.4% increase in new Periostat prescriptions in the rest of the United States. Based on these results, in January 2001 the Company expanded its DTC campaign to include Philadelphia, Washington, Houston and Chicago and in April 2001 launched such a campaign in New York City, Denver, Detroit and Boston. During the first quarter of 2001, new Periostat prescriptions in Philadelphia, Washington, Houston and Chicago were 55% higher than in the first quarter of 2000 compared to a 10% increase in new Periostat prescriptions in the rest of the United States.

     The Company realized a net loss during the first quarter of 2001, resulting primarily from increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenues. The Company realized $7.0 million in net revenues during the three months ended March 31, 2001 compared to $6.5 million during the three months ended March 31, 2000. Revenues for the first quarter of 2001 included $6.1 million in net sales of Periostat, $875,000 in contract revenues which were derived from the Company's co-promotion of Vioxx and Denavir, and $36,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $175,000 of such contract revenues. Revenues for the three months ended March 31, 2000 included $5.5 million in net sales of Periostat, $650,000 in contract revenues, which were derived from the Company's co-promotion of Vioxx and Denavir and $370,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $175,000 of such contract revenues. Novartis, the owner of Denavir, terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. In accordance with SAB 101, which was adopted on January 1, 2000, the license revenues recorded during the three months ended March 31, 2000 and 2001 were attributable, in part, to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of these agreements. License revenues during the quarters ended March 31, 2001 and 2000 include $15,000 and $370,000 that were recorded in periods prior to the adoption of SAB 101 which were deferred as a results the cumulative effect of a change in accounting principle as of January 1, 2000.

     Cost of Product Sales. Cost of product sales for Periostat were $1.3 million, or 22.3% of net product sales, for the three months ended March 31, 2001, compared to $1.2 million, or 21.2% of net product sales, for the three months ended March 31, 2000. This increase in cost of product sales for Periostat as a percentage of net product sales for Periostat resulted primarily from increases in contracted product production cost.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2001 were $944,000 compared to $847,000 for the three months ended March 31, 2000. This increase resulted primarily from clinical development expenses for Metastat, the Company's lead compound for the treatment of metastatic cancer, and formulation development expenses relating to new product development.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $7.5 million for the three months ended March 31, 2001 from $6.8 million for the three months ended March 31, 2000. This increase was due primarily to increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat.

     OTHER INCOME/EXPENSES. Interest income decreased to $63,000 during the three months ended March 31, 2001 from $186,000 during the three months ended March 31, 2000. This decrease was due to lower average balances in cash and short-term investments. Interest expense for the three months ended March 31, 2001 was $3,000 compared to $5,000 for the three months ended March 31, 2000. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Other income of $12,000 was recognized during the three months ended March 31, 2001 as a result of foreign currency transactions.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends of $420,000 were recorded during the three months ended March 31, 2001 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Similarly, preferred stock dividends of $423,000 were recorded during the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since its origin in January 1992, the Company has financed its operations through private placements of preferred stock and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to the Company of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to the Company of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, the Company consummated a $20.0 million financing (the "1999 Financing") through the issuance of its Series D Cumulative Convertible Preferred Stock (the "Series D Stock"), which generated net proceeds to the Company of $18.5 million. The issuance of the Series D Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the 1999 Financing were used to repay a $10.0 million Senior Secured Convertible Note provided by one of the investors on March 19, 1999 in connection with the 1999 Financing. The remaining proceeds have been and will be used for general working capital purposes.

     The Series D Stock is convertible at any time into shares of common stock of the Company at a current conversion price of $9.94 per common share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of the 2001 Financing (as defined below). The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock will be entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of March 31, 2001, $9.94 per share) for forty consecutive trading days; and (ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to the Company of approximately $6.9 million (the "2001 Financing"). Such proceeds will be used primarily for the Company's DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the 2001 Financing. The Company also issued to its financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock exercisable for up to three (3) years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the 2001 Financing. These warrants may be deemed automatically exercised in certain circumstances based upon the Company's stock price. In connection with the 2001 Financing, the Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period, or the Company will be required to issue to the investors and the financial advisor an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration.

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable, as defined under the Facility. The amount available is also reduced by outstanding letters of credit which may be issued under the Facility in amounts totaling up to $1,500,000. The Company is not obligated to draw amounts under the Facility and any such draws will bear interest, payable monthly, at the then prevailing prime rate plus 1.5% per annum and may be used only for working capital purposes. The Company intends to secure its purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the Facility. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or
(iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2.0 million in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property.

     At March 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $7.7 million, an increase of $2.3 million from the $5.4 million balance at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.9 million from the 2001 Financing (as defined below) less cash used to fund operations during the quarter and vendor deposits necessary to fund the Company's DTC advertising during 2001. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at March 31, 2001 was $9.5 million, an increase of $4.2 million from $5.3 million at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.9 million from the 2001 Financing (as defined below) less cash used to fund operations during the quarter.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

     The following information relates to all securities of the Company sold by the Company within the first quarter of 2001 which were not registered under the securities laws at the time of sale and/or issuance:

     1. On March 12, 2001, the Company issued and sold shares of the Company's Common Stock in connection with the 2001 Financing, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The following table sets forth certain information regarding such sales during the quarter:

                     NUMBER                    AGGREGATE
                   OF SHARES                 PURCHASE PRICE
                   ---------                 --------------
                   1,500,000                   $7,500,000


     2. On March 12, 2001, the Company issued warrants to purchase shares of the Company' s Common Stock in connection with the 2001 Financing, which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                     NUMBER                  EXERCISE PRICE
                   OF SHARES                   PER SHARE
                   ---------                   ---------
                    400,000                      $6.00
                    150,000                      $5.70

     On March 12, 2001, the Company consummated the 2001 Financing pursuant to which the Company sold 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to the Company of approximately $6.9 million. In addition, the Investors in such financing were issued warrants to purchase an aggregate of 400,000 shares of the Company's Common Stock which are exercisable for up to three (3) years at an exercise price per share of $6.00. In such financing, Common Stock was sold to, and warrants to purchase shares of Common Stock were issued to, each of Perseus Soros BioPharmaceutical Fund, L.P.; Anvil Investment Associates, LP; Ashford Capital Partners, LP; John Patience; and Jack Schuler. Tucker Anthony Sutro
Capital Markets acted as the Company's placement agent in connection with the 2001 Financing and, in consideration for such services, received cash compensation of $450,000 and warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock which are exercisable for up to three (3) years at an exercise price of $5.70 per share. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering. All recipients had adequate access to information about the Company.

     On April 9, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the foregoing securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     * 10.1 - Services and Supply Agreement dated as of September 26, 2000 as amended by letter agreement dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.

     (b)  Reports on Form 8-K.

          During the quarter ended March 31, 2001, the Company filed on March 16, 2001, a current report on Form 8-K with the Securities and Exchange Commission relating to the issuance by the Company of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million and warrants to purchase shares of the Company's Common Stock. The Company amended such Form 8-K by filing a Form 8-K/A on April 3, 2001.

     *    Confidential Treatment has been sought for a portion of this Exhibit

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CollaGenex Pharmaceuticals, Inc.



Date:    May 15, 2001        By:    /s/ Brian M. Gallagher, Ph.D.
                                    ------------------------------------------
                                    Brian M. Gallagher, Ph.D.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:    May 15, 2001        By:    /s/ Nancy C. Broadbent
                                    ------------------------------------------
                                    Nancy C. Broadbent
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT 10.1

            SERVICES AND SUPPLY AGREEMENT BY AND BETWEEN COLLAGENEX
             PHARMACEUTICALS, INC. AND PHARMACEUTICAL MANUFACTURING
                      RESEARCH SERVICES, INC., AS AMENDED