Form 10-Q
period 2001-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2001-08-14
CIK 1012270

C O L L A G E N E X
                          p h a r m a c e u t i c a l s



                                                                 August 14, 2001

Via EDGAR
---------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re: CollaGenex Pharmaceuticals, Inc. (Commission File No. 0-28308) Form 10-Q for the Quarter Ended June 30, 2001

Dear Sirs:

     Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended, on behalf of CollaGenex Pharmaceuticals, Inc., a Delaware corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                             Commission File Number
                                     0-28308


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

      Yes:   X                                         No:
          ------                                           ------

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 15, 2001:


         Class                                         Number of Shares
---------------------------                            ----------------
Common Stock $.01 par value                               10,550,638

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION..........................................      1

   Item 1. Financial Statements.........................................      1

           Condensed Consolidated Balance Sheets as of December 31,
              2000 and June 30, 2001 (unaudited)........................      2

           Condensed Consolidated Statements of Operations for the Three
              Months Ended June 30, 2000 and 2001 (unaudited)...........      3

           Condensed Consolidated Statements of Operations for the Six
              Months Ended June 30, 2000 and 2001 (unaudited)...........      4

           Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2000 and 2001 (unaudited)...........      5

           Notes to Condensed Consolidated Financial Statements
              (unaudited)...............................................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................      9

           Results of Operations........................................     10

           Liquidity and Capital Resources..............................     13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...     16

PART II. OTHER INFORMATION..............................................     17

  Item 4.  Submission of Matters to a Vote of Security Holders .........     17

  Item 5.  Other Information............................................     18

  Item 6.  Exhibits and Reports on Form 8-K.............................     18

SIGNATURES..............................................................     20

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2001
                  (dollars in thousands, except per share data)


                                                                             DECEMBER 31,              JUNE 30,
                                  ASSETS                                         2000                    2001
                                                                             ------------             ----------
                                                                                                      (unaudited)
Current assets:

   Cash and cash equivalents...........................................       $     3,709           $     6,897
   Short term investments..............................................             1,739                   296
   Accounts receivable, net of allowance of $381 and $352 at December
     31, 2000 and June 30, 2001, respectively..........................             3,038                 3,863
   Inventories.........................................................               277                 1,216
   Prepaid expenses and other current assets...........................               989                 1,187
                                                                                ---------             ---------
         Total current assets..........................................             9,752                13,459
Equipment and leasehold improvements, net..............................               652                   574
Other assets...........................................................                27                    26
                                                                                ---------             ---------
         Total assets..................................................       $    10,431           $    14,059
                                                                                =========             =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of note payable.....................................       $        65           $        65
   Accounts payable....................................................             1,865                 3,878
   Accrued expenses....................................................             2,514                 2,578
                                                                                ---------              --------
         Total current liabilities.....................................             4,444                 6,521
                                                                                ---------              --------
Note payable, less current portion.....................................                47                    10
Deferred revenue.......................................................               676                   645

Commitments

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at December 31, 2000 and June 30, 2001
     (liquidation value of $20,000 at June 30, 2001)...................                 2                     2

   Common stock, $0.01 par value; 25,000,000 shares authorized,
     8,775,176 and 10,550,638 shares issued and outstanding at
     December 31, 2000 and June 30, 2001, respectively.................                88                   106

   Common stock to be issued (275,462 shares at December 31, 2000 and
     118,379 at June 30, 2001) ........................................               872                   840
   Additional paid in capital..........................................            68,461                76,293
   Deferred compensation...............................................               (29)                  (15)
   Accumulated deficit.................................................           (64,130)              (70,343)
                                                                                ---------              --------
         Stockholders' equity..........................................             5,264                 6,883
                                                                                ---------              --------
         Total liabilities and stockholders' equity....................       $    10,431           $    14,059
                                                                                =========             =========


See accompanying notes to unaudited condensed consolidated financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2000 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                    2000                 2001
                                                                                 ----------            ---------
                                                                                  RESTATED
                                                                                (SEE NOTE 3)

Revenues:
   Product sales.......................................................        $       5,723         $      7,267
   Contract revenues...................................................                  878                1,024
   License revenues....................................................                   11                  420
                                                                                ------------         ------------
        Total revenues.................................................                6,612                8,711
                                                                                ------------         ------------
Operating expenses:
   Cost of product sales...............................................                1,127                1,516
   Research and development............................................                  965                  874
   Selling, general and administrative.................................                6,669                9,070
                                                                                ------------         ------------
         Total operating expenses......................................                8,761               11,460
                                                                                ------------         ------------
         Operating loss................................................               (2,149)              (2,749)

Other income (expense):
   Interest income.....................................................                  165                   74
   Interest expense....................................................                   (4)                  (2)
   Other expense.......................................................                   (2)                  (4)
                                                                                ------------         ------------
         Loss before cumulative effect of change in accounting
         principle....................................................                (1,990)              (2,681)
Cumulative effect of change in accounting principle....................                   --                   --
                                                                                ------------         ------------
         Net loss......................................................               (1,990)              (2,681)
   Preferred stock dividend............................................                  426                  420
                                                                                ------------         ------------
Net loss allocable to common stockholders..............................        $      (2,416)        $     (3,101)
Basic and diluted net loss per share allocable to common stockholders..         ============          ============
                                                                               $       (0.28)        $      (0.29)
Shares used in computing basic and diluted net loss per share allocable         ============          ============
   to common stockholders..............................................            8,678,073           10,550,638
                                                                                ============          ============


See accompanying notes to unaudited condensed consolidated financial statements.





                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2000 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)
                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                      2000                 2001
                                                                                     -------             --------
                                                                                    RESTATED
                                                                                  (SEE NOTE 3)

Revenues:
   Product sales.......................................................        $      11,233         $     13,381
   Contract revenues...................................................                1,528                1,899
   License revenues....................................................                  381                  456
                                                                                ------------          -----------
        Total revenues.................................................               13,142               15,736
                                                                                ------------          -----------
Operating expenses:
   Cost of product sales...............................................                2,297                2,882
   Research and development............................................                1,812                1,818
   Selling, general and administrative.................................               13,436               16,547
                                                                                ------------          -----------
         Total operating expenses......................................               17,545               21,247
                                                                                ------------          -----------
         Operating loss................................................               (4,403)              (5,511)

Other income (expense):
   Interest income.....................................................                  351                  136
   Interest expense....................................................                   (8)                  (5)
   Other Income (expense)..............................................                   (3)                   8
                                                                                ------------          -----------
         Loss before cumulative effect of change in accounting principle              (4,063)              (5,372)

Cumulative effect of change in accounting principle....................                  764                   --
                                                                                ------------          -----------
         Net loss......................................................               (4,827)              (5,372)
   Preferred stock dividend............................................                  849                  840
                                                                                ------------          -----------
Net loss allocable to common stockholders..............................        $      (5,676)        $    (6,212)
Basic and diluted net loss per share allocable to common stockholders           ============          ===========
   before cumulative effect of change in accounting principle..........
                                                                               $       (0.57)        $      (0.62)
Cumulative effect of change in accounting principle....................                (0.09)                  --
                                                                                ------------          -----------
Basic and diluted net loss per share allocable to common stockholders..
                                                                               $       (0.66)        $      (0.62)
Shares used in computing basic and diluted net loss per share allocable         ============          ===========
   to common stockholders...............................................           8,664,835           9,946,992
                                                                                ============          ===========

See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 2001
                             (dollars in thousands)
                                   (unaudited)
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                       2000                  2001
                                                                                     --------              --------
                                                                                     RESTATED
                                                                                   (See Note 3)

Cash flows from operating activities:
   Net loss..............................................................      $       (4,827)       $      (5,372)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense......................................                 358                  178
       Depreciation and amortization expense.............................                 113                  127
       Cumulative effect of change in accounting principle...............                 764                   --
       Change in assets and liabilities:
         Accounts receivable.............................................                (549)                (825)
         Inventories.....................................................                 310                 (939)
         Prepaid expenses and other assets...............................                (166)                (198)
         Accounts payable................................................                 991                2,013
         Accrued expenses................................................                (148)                  64
         Deferred revenue................................................                (280)                 (31)
                                                                                  -----------            ----------
                  Net cash used in operating activities..................              (3,434)              (4,983)
                                                                                  -----------            ----------
Cash flows from investing activities:
   Capital expenditures..................................................                (144)                 (49)
   Proceeds from the sale of short term investments......................               5,638                1,739
   Purchase of short term investments....................................              (1,333)                (296)
                                                                                  -----------            ----------
                  Net cash provided by investing  activities.............               4,161                1,394
                                                                                  -----------            ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock............................                  71                6,814
   Repayment of long-term debt...........................................                 (34)                 (37)
                                                                                  -----------            ----------
                  Net cash provided by financing activities..............                  37                6,777
Net increase in cash and cash equivalents................................                 764                3,188
Cash and cash equivalents at beginning of period.........................               7,981                3,709
                                                                                  -----------            ----------
Cash and cash equivalents at end of period...............................      $        8,745     $          6,897
                                                                                  ===========            ==========
Supplemental schedule of noncash financing activities:
     Common stock dividends issued or issuable
     on preferred stock..................................................      $          849     $            840
                                                                                  ===========            ==========
     Issuance of common stock to be issued...............................                 858                  872
                                                                                  ===========            ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest............................      $            8     $              8
                                                                                  ===========            ==========

See accompanying noted to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 2001
                             (dollars in thousands)
                                   (Unaudited)

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2001, their results of operations for the three and six months ended June 30, 2000 and 2001, and their cash flows for the six months ended June 30, 2000 and 2001. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

NOTE 2 -- INVENTORIES:

     Inventories at December 31, 2000 and June 30, 2001 consist of the following:

                                           2000            2001
                                          ------          ------

       Raw materials                    $      60       $     219
       Work-in-process                         --             295
       Finished goods                         217             702
                                        ---------       ---------
                                        $     277       $   1,216
                                        =========       =========

NOTE 3 -- CHANGE IN ACCOUNTING PRINCIPLE:

     In the fourth  quarter  of 2000,  the  Company  adopted  SAB 101,  "Revenue
Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat. Effective January 1,

2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During the three and six months ended June 30, 2001, the Company recognized $15 and $30, respectively, in license revenues which were deferred upon the implementation of SAB 101. During the three and six months ended June 30, 2000, the Company recognized $9 and $369, respectively, in license revenues which were deferred upon the implementation of SAB 101.

     The consolidated statements of operations and cash flows for the three and six months ended June 30, 2000 have been restated in the accompanying financial statements based on this newly adopted revenue recognition policy. The change increased revenue and decreased net loss by $281 during the six months ended June 30, 2000, and decreased revenue and increased net loss by $89 during the three months ended June 30, 2000, excluding the cumulative effect of the change. During the six months ended June 30, 2000, the Company recorded a charge of $764, as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000.

NOTE 4 -- COMMON STOCK AND DEBT FINANCING:

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,900. In addition, the investors in this financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in this financing, warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock, exercisable for up to three (3) years, at an exercise price of $5.70 per share. All such warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. The Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period. Should the Company fail to maintain the effectiveness of such registration statement, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration. As a result of this financing, the conversion price of the Preferred Stock has been reduced from $11.00 to $9.94 per share.

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000 or 80% of eligible accounts receivable, as defined. The amount available is also reduced by outstanding letters of credit which may be issued under this agreement in amounts totaling up to $1,500. The Company is not obligated to draw amounts under the Facility and any such borrowings on the Facility bear interest, payable monthly, at the prime rate plus 1.5% per annum and may be used only for working capital purposes. Without the consent of the Bank, the

Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2,000 in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. As of June 30, 2001, the Company has an outstanding letter of credit issued relating to open purchase commitments in the amount of $1,106 and there are no borrowings outstanding against the Facility.

NOTE 5 -- STOCK OPTION PLAN:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat(R), is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. In December 2000 and February 2001, the United Kingdom Medicines Control Agency and the FDA, respectively, granted marketing approval for a new tablet formulation of Periostat. This new tablet formulation is smaller, easier to swallow and offers manufacturing cost advantages over the Company's currently marketed capsule formulation and will replace the capsule formulation during 2001. Periostat is indicated as an adjunct to scaling and root planing, the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc. and, as of June 2001, markets Dentaplex(TM), the Company's professionally-recommended nutritional supplement formulated to help maintain optimal oral health. The Company is actively pursuing other prescription and non-prescription products to market to the professional dental community and directly to the consumer.

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

     The Company has incurred losses each year since inception and had an accumulated deficit of $70.3 million at June 30, 2001. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

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

RESULTS OF OPERATIONS

     From its founding through the quarter ended September 30, 1998, the Company had no revenues from sales of its own products. During the fourth quarter of 1998, the Company achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, the Company achieved net product sales of $15.2 million from sales of Periostat. In addition, in 1999 the Company generated $770,000 in contract revenues from two (2) co-promotion agreements (one (1) of which, the Company's agreement with respect to Denavir(R), a prescription cold sore medication owned by Novartis Pharmaceuticals Corporation, was terminated effective April 13, 2001) and $100,000 in license fees relating to the signing of a distribution agreement for Periostat in Canada. During the year ended December 31, 2000, the Company achieved net product sales of $20.5 million from sales of Periostat. In addition, in 2000 the Company generated $3.2 million in contract revenues from two (2) co-promotion agreements (one (1) of which was for Denavir) and $530,000 in license and milestone fees from various foreign distribution and marketing agreements for Periostat. This amount included $397,000 of license revenues that were deferred upon the implementation of Staff Accounting Bulletin ("SAB 101"), effective January 1, 2000. These amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

     During the three months ended June 30, 2001, the Company achieved net product sales of $7.3 million from the sale of Periostat. In addition, during the three months ended June 30, 2001, the Company generated $1.0 million in contract revenues from its two (2) co-promotion agreements (one (1) of which was for Denavir) and $420,000 in license and milestone fees from certain of the Company's European partners. The milestone fees were earned when CollaGenex International Limited, the Company's wholly-owned United Kingdom subsidiary, completed the official filings for the registration of Periostat tablets with the European Union.

     To broaden awareness of and increase Periostat usage, the Company initiated a direct-to-consumer ("DTC") advertising test program in the fall of 2000. DTC is a relatively new but highly effective marketing tool used by pharmaceutical companies to build patient awareness of prescription drugs and to drive prescription and revenue growth. In October 2000, the Company launched a test DTC campaign in Tampa and St. Louis to evaluate the potential effectiveness of this tool for increasing Periostat prescription growth. During the fourth quarter of 2000, new Periostat prescriptions in the test cities were 48% higher than the third quarter of 2000 compared to a 1.4% increase in new Periostat prescriptions in the rest of the United States. Based on these results, in January 2001 the Company expanded its DTC campaign to include Philadelphia, Washington, Houston and Chicago and in April 2001 launched such a campaign in New York City, Denver, Detroit and Boston.

     The Company realized a net loss during the first six months of 2001, resulting primarily from increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. The Company realized $8.7 million in net revenues during the three months ended June 30, 2001 compared to $6.6 million during the three months ended June 30, 2000. Revenues for the second quarter of 2001 included $7.3 million in net sales of Periostat, $1.0 million in contract revenues which were derived from the Company's co-promotion of Vioxx and Denavir, and $420,000 in foreign license and milestone revenues related to Periostat. Revenues from Denavir accounted for approximately $122,000 of such contract revenues. Revenues for the three months ended June 30, 2000 included $5.7 million in net sales of Periostat, $878,000 in contract revenues, which were derived from the Company's co-promotion of Vioxx and Denavir, and $11,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $175,000 of such contract revenues. Novartis, the owner of Denavir, terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. In accordance with SAB 101, which was adopted on January 1, 2000, the license revenues recorded during the three months ended June 30, 2001 and 2000 were attributable, in part, to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of these agreements. License revenues during the quarters ended June 30, 2001 and 2000 include $15,000 and $11,000 that were recorded in periods prior to the adoption of SAB 101 which were deferred as a result of the cumulative effect of a change in accounting principle as of January 1, 2000.

     Cost of Product Sales. Cost of product sales for Periostat were $1.5 million, or 20.9% of net product sales, for the three months ended June 30, 2001, compared to $1.1 million, or 19.7% of net product sales, for the three months ended June 30, 2000. This increase in cost of product sales for Periostat, as a percentage of net product sales, resulted primarily from increases in contracted product production cost.

     Research and Development Expenses. Research and development expenses decreased 9.4% to $874,000 for the three months ended June 30, 2001 from $965,000 for the three months ended June 30, 2000. This decrease resulted primarily from lower deferred compensation expenses recorded in 2001. During the three months ended June 30, 2000, the Company recorded a $302,000 non-cash compensation charge relating to accelerating the vesting schedule on stock options granted to certain non-employees in 1999. During the three months ended June 30, 2001, contracted clinical trial expenses for Metastat increased $150,000 from the prior year offsetting, in part, the decrease from 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 36.0% to $9.1 million for the three months ended June 30, 2001 from $6.7 million for the three months ended June 30, 2000. This increase was due primarily to increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat.

     Other Income/Expenses. Interest income decreased to $74,000 during the three months ended June 30, 2001 from $165,000 during the three months ended June 30, 2000. This decrease was due to lower average balances in cash and short-term investments. Interest expense for the three months ended June 30, 2001 was $2,000 compared to $4,000 for the three months ended June 30, 2000. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Other expense of $4,000 was recognized during the three months ended June 30, 2001 as a result of foreign currency transactions.

     Preferred Stock Dividends. Preferred stock dividends of $420,000 were recorded during the three months ended June 30, 2001 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Similarly, preferred stock dividends of $426,000 were recorded during the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. The Company realized $15.7 million in net revenues during the six months ended June 30, 2001 compared to $13.1 million during the six months ended June 30, 2000. Revenues for the six months ended June 30, 2001 included $13.4 million in net sales of Periostat, $1.9 million in contract revenues which were derived from the Company's co-promotion of Vioxx and Denavir, and $456,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $297,000 of such contract revenues. Revenues for the six months ended June 30, 2000 included $11.2 million in net sales of Periostat, $1.5 million in contract revenues which were derived from the Company's co-promotion of Vioxx and Denavir, and $381,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $350,000 of such contract revenues. Novartis, the owner of Denavir, terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. In accordance with SAB 101, which was adopted on January 1, 2000, the license revenues recorded during the six months ended June 30, 2001 and

2000 were attributable, in part, to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of these agreements. License revenues during the six months ended June 30, 2001 and 2000 include $30,000 and $281,000 that were recorded in periods prior to the adoption of SAB 101 which were deferred as a result of the cumulative effect of a change in accounting principle as of January 1, 2000.

     Cost of product sales. Cost of product sales for Periostat were $2.9 million, or 21.5% of net product sales, for the six months ended June 30, 2001, compared to $2.3 million, or 20.4% of net product sales, for the six months ended June 30, 2000. This increase in cost of product sales for Periostat, as a percentage of net product sales, resulted primarily from increases in contracted product production cost.

     Research and Development Expenses. Research and development expenses were $1.8 million for both the six months ended June 30, 2001 and the six months ended June 30, 2000. Expenses incurred during the six months ended June 30, 2001 included approximately $300,000 in Metastat contract clinical trial expenses and $65,000 in development costs for Dentaplex while expenses incurred in the first half of 2000 included a $324,000 non-cash compensation charge primarily relating to accelerating the vesting schedule on certain non-employee stock options granted in 1999, and $180,000 in additional formulation development charges for Periostat tablets initiated in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23.2% to $16.5 million for the six months ended June 30, 2001 from $13.4 million for the six months ended June 30, 2000. This increase was due primarily to increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat.

     Other Income/Expenses. Interest income decreased to $136,000 in the six months ended June 30, 2001 from $351,000 in the six months ended June 30, 2000. This decrease was due to lower average balances in cash and short-term investments during 2001. Interest expense for the six months ended June 30, 2000 was $5,000 compared to $8,000 for the three months ended June 30, 2000. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Other income of $8,000 was recognized during the six months ended June 30, 2001 as a result of foreign currency transactions.

     Preferred Stock Dividends. Preferred stock dividends of $840,000 were recorded during the six months ended June 30, 2001 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Preferred stock dividends of $849,000 were recorded during the six months ended June 30, 2000.

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

     The Series D Stock is convertible at any time into shares of common stock of the Company at a current conversion price of $9.94 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of the 2001 Financing (as defined below). The conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock will be entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of June 30, 2001, $9.94 per share) for forty consecutive trading days; and (ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to the Company of approximately $6.8 million (the "2001 Financing"). Such proceeds will be used primarily for the Company's DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the
Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the 2001 Financing. The Company also issued to its financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock exercisable for up to three (3) years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the 2001 Financing. These warrants may be deemed automatically exercised in certain circumstances based upon the Company's stock price. In connection with the 2001 Financing, the Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period, or the Company will be required to issue to the investors and the financial advisor an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration.

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined under the Facility. The amount available is also reduced by outstanding letters of credit which may be issued under the Facility in amounts totaling up to $1.5 million. The Company is not obligated to draw amounts under the Facility and any such borrowings on the Facility bear interest, payable monthly, at the prime rate plus 1.5% per annum and may be used only for working capital purposes. The Company intends to secure its purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the Facility. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or
(iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2.0 million in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property.

     At June 30, 2001, the Company had cash, cash equivalents and short-term investments of approximately $7.2 million, an increase of $1.8 million from the $5.4 million balance at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.8 million from the 2001 Financing less cash used to fund operating activities for the six months ended June 30, 2001. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at June 30, 2001 was $6.9 million, an increase of $1.6 million from $5.3 million at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.8 million from the 2001 Financing less cash used to fund operations during the six months ended June 30, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on May 10, 2001.

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 7,522,654 shares of Common Stock and 200,000 shares of Series D Stock, which shares of Series D Stock account for an additional 2,012,599 shares of Common Stock on an as converted to Common Stock basis. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

  Common Stock Nominees                For                      Withheld
  ---------------------                ---                      --------
  Brian M. Gallagher, Ph.D.      7,199,754 Shares            322,900 Shares
  Peter R. Barnett, D.M.D.       7,199,754 Shares            322,900 Shares
  Robert C. Black                7,199,754 Shares            322,900 Shares
  James E. Daverman              7,199,754 Shares            322,900 Shares
  Robert J. Easton               7,199,754 Shares            322,900 Shares
  W. James O'Shea                7,199,754 Shares            322,900 Shares


     The results of the vote taken at such Annual Meeting with respect to the election of the nominee to be the Series D Director, Stephen A. Kaplan, were as follows: 2,012,599 shares of Series D Stock (on an as converted to Common Stock basis) were voted FOR the Series D Stock nominee, with no shares voting against.

     A vote of the stockholders was taken at such Annual Meeting with respect to the proposal to amend the Company's 1996 Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 1,500,000 to 2,000,000 shares and to reserve an additional 500,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1996 Stock Option Plan. For the purposes of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares 8,841,791 shares voted in favor of such proposal, 596,388 shares were voted against such proposal and 97,074 shares abstained from voting.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares 9,499,725 shares voted in favor of such proposal, 29,900 shares were voted against such proposal and 5,628 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

     On June 18, 2001, the Company announced that its wholly-owned, United Kingdom subsidiary, CollaGenex International Limited, completed the official filings for the registration of Periostat tablets with the European Union Member States and Norway. Periostat tablets were approved for marketing by the United Kingdom Medicines Control Agency (the "UKMCA") in February 2001 and the UKMCA has acted as Reference Member State in the preparation of the registration filings in fifteen additional European countries. The Company earned milestone payments from certain of its European partners as a result of such filings.

     On June 19, 2001, the Company announced the availability of Dentaplex(TM), the Company's professionally-recommended nutritional supplement to help maintain optimal oral health. Dentaplex is marketed as a dietary supplement and, as such, subjects the Company to an additional regulatory scheme under the Food, Drug and Cosmetic Act and implementing regulations. The Company and its products otherwise continue to be regulated as set forth in the Company's periodic filings with the Securities and Exchange Commission.

     On June 25, 2001, the Company announced that Periostat had been awarded the ADA Seal of Acceptance by the American Dental Association. The ADA Seal of
Acceptance is awarded to products that have been shown to meet the ADA's criteria for safety and effectiveness.

     On July 2, 2001, the Company announced the launch of a tablet formulation of Periostat. In December 2000 and February 2001, the UKMCA and the FDA,
respectively,   granted  marketing   approval  for  the  tablet  formulation  of
Periostat.

     On August 9, 2001, the Company announced that its wholly-owned, United Kingdom subsidiary, CollaGenex International Limited, had been advised by the Department of Health in England that Periostat tablets have been placed on the Dental Practitioners Formulary for prescribing under the National Health Service as of September 1, 2001. Prior to inclusion in the Dental Practitioners Formulary, Periostat was only available to periodontitis patients in England by private prescription. Patients in the United Kingdom contribute a co-pay as a prescription charge for drugs that are prescribed by a dental practitioner or doctor, with the cost of the drugs being met by the National Health Service, although many patients are exempt from the co-pay.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.1 - Letter Agreement dated as of June 26, 2001 by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.

     (b)  Reports on Form 8-K.

          On March 16, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to the issuance by the Company of 1,500,000 shares of Common Stock and warrants to purchase shares of the Company's Common Stock for an aggregate purchase price of $7.5 million. The Company amended such Form 8-K by filing a Form 8-K/A on April 3, 2001.

          On July 20, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to its Dentaplex product and the related governmental regulation with respect to dietary supplements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CollaGenex Pharmaceuticals, Inc.



Date:  August 14, 2001          By: /s/ Nancy C. Broadbent
                                   -------------------------------------------
                                   Nancy C. Broadbent
                                   As Chief Financial Officer, Treasurer and
                                   Secretary on behalf of the Registrant and as
                                   the Registrant's Principal Financial and
                                   Accounting Officer

                                  EXHIBIT 10.1

          LETTER AGREEMENT DATED AS OF JUNE 26, 2001 BY AND BETWEEN THE COMPANY AND PHARMACEUTICAL MANUFACTURING RESEARCH SERVICES, INC.