Form 10-Q
period 2001-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2001-11-14
CIK 1012270

C O L L A G E N E X
                          p h a r m a c e u t i c a l s



                                                               November 14, 2001

Via EDGAR
---------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

         Re: CollaGenex Pharmaceuticals, Inc. (Commission File No. 0-28308) Form 10-Q for the Quarter Ended September 30, 2001

Dear Sirs:

     Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended, on behalf of CollaGenex Pharmaceuticals, Inc., a Delaware corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                             Commission File Number
                                     0-28308

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

                                 (215) 579-7388
                           -------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes:   X                                           No:
            ------                                            ------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 15, 2001:

            Class                                         Number of Shares
 ----------------------------                             ----------------
 Common Stock, $.01 par value                               10,999,573

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION...........................................    1

   Item 1. Financial Statements.........................................    1

           Condensed Consolidated Balance Sheets as of December 31,
              2000 and September 30, 2001 (unaudited)...................    2

           Condensed Consolidated Statements of Operations for the Three
              Months Ended September 30, 2000 and 2001 (unaudited)......    3

           Condensed Consolidated Statements of Operations for the Nine
              Months Ended September 30, 2000 and 2001 (unaudited)......    4

           Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 2001 (unaudited)......    5

           Notes to Condensed Consolidated Financial Statements
              (unaudited)...............................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    9

           Results of Operations........................................   10

           Liquidity and Capital Resources..............................   14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...   17

PART II. OTHER INFORMATION..............................................   18

   Item 2. Changes in Securities and Use of Proceeds....................   18

   Item 4. Submission of Matters to a Vote of Security Holders..........   18

   Item 5. Other Information.............................................  18

   Item 6. Exhibits and Reports on Form 8-K..............................  19

SIGNATURES...............................................................  21

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES


                      Condensed Consolidated Balance Sheets
                    December 31, 2000 and September 30, 2001
                  (dollars in thousands, except per share data)



                                                                                 December 31,        September 30,
                                  Assets                                            2000                 2001
                                                                              ---------------      ----------------
                                                                                (unaudited)
Current assets:

   Cash and cash equivalents...........................................       $     3,709           $     7,637
   Short term investments..............................................             1,739                    99
   Accounts receivable, net of allowance of $381 and $602 at
    December 31, 2000 and September 30, 2001, respectively............              3,038                 4,320
   Inventories.........................................................               277                 1,170
   Prepaid expenses and other current assets...........................               989                 1,082
                                                                              -----------           -----------
         Total current assets..........................................             9,752                14,308
Equipment and leasehold improvements, net..............................               652                   534
Other assets...........................................................                27                   926
                                                                              -----------           -----------
         Total assets..................................................       $    10,431           $    15,768
                                                                              ===========           ===========

                   Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of note payable.....................................       $        65           $        55
   Accounts payable....................................................             1,865                 3,679
   Accrued expenses....................................................             2,514                 3,062
                                                                              -----------           -----------
         Total current liabilities.....................................             4,444                 6,796
                                                                              -----------           -----------
Note payable, less current portion.....................................                47                    --
Deferred revenue.......................................................               676                   629

Commitments

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at December 31, 2000 and September 30,
     2001 (liquidation value of $20,000 at September 30, 2001)........                 2                     2

   Common stock, $0.01 par value; 25,000,000 shares authorized,
     8,775,176 and 10,999,573 shares issued and outstanding at
     December 31, 2000 and September 30, 2001, respectively...........                88                   110

   Common stock to be issued (275,462 shares at December 31, 2000
     and 0 shares at September 30, 2001) ..............................              872                    --
   Additional paid in capital..........................................            68,461                80,129
   Deferred compensation...............................................               (29)                   (8)
   Accumulated deficit.................................................           (64,130)              (71,890)
         Stockholders' equity..........................................             5,264                 8,343
                                                                              -----------           -----------
         Total liabilities and stockholders' equity....................       $    10,431           $    15,768
                                                                              ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements.





                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)
                                                                                     Three Months Ended
                                                                                       September 30,
                                                                          ---------------------------------------
                                                                                  2000                  2001
                                                                          -------------------      --------------
                                                                                Restated
                                                                              (See Note 3)

Revenues:
   Product sales.......................................................        $       4,252         $      8,320
   Contract revenues...................................................                  992                  913
   License revenues....................................................                   15                   16
                                                                               -------------         ------------
        Total revenues.................................................                5,259                9,249
                                                                               -------------         ------------
Operating expenses:
   Cost of product sales...............................................                  816                1,274
   Research and development............................................                  562                1,024
   Selling, general and administrative.................................                6,080                8,548
                                                                               -------------         ------------
         Total operating expenses......................................                7,458               10,846
                                                                               -------------         ------------
         Operating loss................................................               (2,199)              (1,597)

Other income (expense):
   Interest income.....................................................                  152                   53
   Interest expense....................................................                   (4)                  (2)
   Other expense.......................................................                   (1)                  --
                                                                               -------------         ------------
         Net loss......................................................               (2,052)              (1,546)
Preferred stock dividends..............................................                  429                  420
                                                                               -------------         ------------
Net loss allocable to common stockholders..............................        $      (2,481)        $     (1,966)
                                                                               =============         ============
Basic and diluted net loss per share allocable to common
  stockholders.........................................................        $       (0.28)        $      (0.18)
                                                                               =============         ============
Shares used in computing basic and diluted net loss per share
  allocable to common stockholders.....................................            8,740,955           10,745,876
                                                                               =============         ============


See accompanying notes to unaudited condensed consolidated financial statements.



                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                   2000                 2001
                                                                             ---------------       ------------
                                                                                 Restated
                                                                               (See Note 3)

Revenues:
   Product sales.......................................................        $      15,485         $     21,701
   Contract revenues...................................................                2,520                2,812
   License revenues....................................................                  396                  472
                                                                               -------------         ------------
        Total revenues.................................................               18,401               24,985
                                                                               -------------         ------------
Operating expenses:
   Cost of product sales...............................................                3,113                4,156
   Research and development............................................                2,374                2,842
   Selling, general and administrative.................................               19,516               25,095
                                                                               -------------         ------------
         Total operating expenses......................................               25,003               32,093
                                                                               -------------         ------------
         Operating loss................................................               (6,602)              (7,108)

Other income (expense):
   Interest income.....................................................                  502                  189
   Interest expense....................................................                  (12)                  (7)
   Other income (expense)..............................................                   (3)                   8
                                                                               -------------         ------------
         Loss before cumulative effect of change in accounting
         principle....................................................                (6,115)              (6,918)
Cumulative effect of change in accounting principle....................                  764                  --
                                                                               -------------         ------------
         Net loss......................................................               (6,879)              (6,918)
Preferred stock dividends..............................................                1,278                1,260
                                                                               -------------         ------------
Net loss allocable to common stockholders..............................        $      (8,157)              (8,178)
                                                                               =============         ============
Basic and diluted net loss per share allocable to common
   stockholders before cumulative effect of change in accounting
   principle...........................................................        $       (0.85)        $      (0.80)
Cumulative effect of change in accounting principle....................                (0.09)                  --
                                                                               -------------         ------------
Basic and diluted net loss per share allocable to common
   stockholders........................................................        $       (0.94)        $      (0.80)
                                                                               =============         ============
Shares used in computing basic and diluted net loss per share
   allocable to common stockholders....................................            8,690,208           10,216,213
                                                                               =============         ============


See accompanying notes to unaudited condensed consolidated financial statements.



                                         COLLAGENEX PHARMACEUTICALS, INC.
                                                 AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Cash Flows
                              For the Nine Months Ended September 30, 2000 and 2001
                                              (dollars in thousands)
                                                   (unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -------------------------------
                                                                                   2000                 2001
                                                                                -----------         -----------
                                                                                Restated
                                                                              (See Note 3)

Cash flows from operating activities:
   Net loss............................................................     $       (6,879)          $    (6,918)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Noncash compensation expense....................................                366                   183
       Depreciation and amortization expense...........................                170                   192
       Cumulative effect of change in accounting principle.............                764                    --
       Change in assets and liabilities:
         Accounts receivable...........................................               (431)               (1,282)
         Inventories...................................................                (53)                 (893)
         Prepaid expenses and other assets.............................               (486)                 (992)
         Accounts payable..............................................                708                 1,814
         Accrued expenses..............................................               (120)                  548
         Deferred revenue..............................................                (75)                  (47)
                                                                              -------------          ------------
                  Net cash used in operating activities................             (6,036)               (7,395)
                                                                              -------------          ------------
Cash flows from investing activities:
   Capital expenditures................................................               (167)                  (74)
   Proceeds from the sale of short term investments....................              5,638                 1,936
   Purchase of short term investments..................................             (2,224)                 (296)
                                                                              -------------          ------------
                  Net cash provided by investing  activities...........              3,247                 1,566
                                                                              -------------          ------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock..........................                 79                 9,814
   Repayment of long-term debt.........................................                (51)                  (57)
                                                                              -------------          ------------
                  Net cash provided by financing activities............                 28                 9,757

Net (decrease) increase in cash and cash equivalents...................             (2,761)                3,928
Cash and cash equivalents at beginning of period.......................              7,981                 3,709
                                                                              -------------          ------------
Cash and cash equivalents at end of period.............................     $        5,220        $        7,637
                                                                              =============          ============
Supplemental schedule of noncash financing activities:
     Common stock dividends issued or issuable
     on preferred stock................................................     $          849        $          840
                                                                              =============         =============
     Issuance of common stock to be issued.............................                858                   872
                                                                              =============         =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest..........................     $           12        $            7
                                                                              =============         =============

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 2001
                             (dollars in thousands)
                                   (unaudited)

NOTE 1 -- BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and footnotes.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2001, their results of operations for the three and nine months ended September 30, 2000 and 2001, and their cash flows for the nine months ended September 30, 2000 and 2001. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

NOTE 2 -- INVENTORIES:

     Inventories at December 31, 2000 and September 30, 2001 consist of the following:

                                        2000             2001
                                      ---------       ---------
     Raw materials                    $      60       $     225
     Work-in-process                         --             100
     Finished goods                         217             845
                                      ---------       ---------
                                      $     277       $   1,170
                                      =========       =========

NOTE 3 -- CHANGE IN ACCOUNTING PRINCIPLE:

     In the fourth  quarter  of 2000,  the  Company  adopted  SAB 101,  "Revenue
Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat. Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, were deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During the three and nine months ended September 30, 2001, the Company recognized $16 and $47, respectively, in license revenues which were deferred under SAB 101. During the three and nine months ended September 30, 2000, the Company recognized $15 and $388, respectively, in license revenues which were deferred upon the implementation of SAB 101.

     The condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 have been restated in the accompanying financial statements based on the adoption of SAB 101. The change decreased revenue and increased net loss before cumulative effect of change in accounting principle by $205 during the three months ended September 30, 2000, and increased revenue and decreased net loss before cumulative effect of change in accounting principle by $76 during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company recorded a charge of $764, as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000.

NOTE 4 -- COMMON STOCK AND DEBT FINANCING:

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,800. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in such financing. The Company also issued to its financial advisor in such financing, warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock, exercisable for up to three (3) years, at an exercise price of $5.70 per share. All such warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. The Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period. Should the Company fail to maintain the effectiveness of such registration statement, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration. As a result of such financing, the conversion price of the Company's Series D Preferred Stock was reduced from $11.00 to $9.94 per share. Such conversion price was further reduced to $9.91 per share in connection with the sale of shares of the Company's Common Stock to Atrix Laboratories, Inc. (see Note 5 below).

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3,000 or 80% of eligible accounts receivable, as defined under the Facility. The amount available under the Facility is also reduced by outstanding letters of credit which may be issued under the Facility in amounts totaling up to $1,500. The Company is not obligated to draw amounts under the Facility and any such borrowings under the Facility bear interest, payable monthly, at the prime rate plus 1.5% per annum and may be used only for working capital purposes. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2,000 in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. As of September 30, 2001, the Company has an outstanding letter of credit issued relating to open purchase commitments in the amount of $716 and there are no borrowings outstanding against the Facility.

NOTE 5 -- LICENSING AND MARKETING AGREEMENT:

     On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix Laboratories, Inc. ("Atrix") to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R)-Free Flow and Atrisorb(R)-D, to the United States dental market. Pursuant to the terms of the Atrix License Agreement, among other things: (i) Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) the Company paid to Atrix a $1.0 million licensing fee to market such products;
(iii) the Company has committed to no less than $2.0 million in advertising and selling expenses related to the products during the fiscal year beginning
January 1, 2002 and certain additional advertising and selling expenses commencing with fiscal year 2003; (iv) the Company has agreed to maintain, for a period of 24 months, a force of no less than ninety (90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) the Company has agreed that the products will be the subject of a specific number of detail calls in the United States during 2002. The $1.0 million license fee payment has been deferred and is being amortized over the ten year estimated term of the license on a straight-line basis.

     In addition, pursuant to the terms of a Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix, Atrix purchased 330,556 unregistered shares of the Company's Common Stock for an aggregate purchase price of $3.0 million. As a result of the sale of such shares to Atrix, the conversion price of the Company's Series D Preferred Stock was reduced from $9.94 to $9.91 per share.

NOTE 6 -- STOCK OPTION PLAN:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     CollaGenex Pharmaceuticals, Inc. and subsidiaries (the "Company") is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental market. The Company's first product, Periostat(R), is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration (the "FDA") in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. In December 2000 and February 2001, the United Kingdom Medicines Control Agency and the FDA, respectively, granted marketing approval for a new tablet formulation of Periostat. In July 2001, the Company launched this new tablet formulation of Periostat, which offers manufacturing cost advantages over, and will replace, the Company's capsule formulation of Periostat. Periostat is indicated as an adjunct to scaling and root planing, the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. The Company is marketing Periostat to the dental community through its own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. This sales force also co-promotes Vioxx(R), a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc. and Dentaplex(TM), the Company's professionally-recommended nutritional supplement formulated to help maintain optimal oral health. Pursuant to an exclusive License Agreement (the "Atrix License Agreement") with Atrix Laboratories, Inc. ("Atrix"), the Company began in October 2001 to actively market Atrix's proprietary dental products, Atridox(R), Atrisorb(R)-Free Flow and Atrisorb(R)-D, to the United States dental market. The Company is actively pursuing other prescription and non-prescription products to market to the professional dental and medical community and directly to the consumer.

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

     The Company has incurred losses each year since inception and had an accumulated deficit of $71.9 million at September 30, 2001. The Company expects to continue to incur losses in the foreseeable future from expenditures on drug development, marketing, manufacturing and administrative activities.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Periostat has been approved by the FDA for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom. There can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by the Company. In addition, there can be no assurance that the Company will successfully commercialize Dentaplex(TM),
Vioxx(R), Atridox(R), Atrisorb(R)-Free Flow and Atrisorb(R)-D. As a result of these risks, and others expressed from time to time in Collagenex's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

Periostat(R),   Metastat(R),  IMPACS(TM),  Dermostat(R)  and  Dentaplex(TM)  are
trademarks of CollaGenex Pharmaceuticals, Inc.


CollaGenex(TM) and Periostat(R) are trademarks of CollaGenex International Limited.


VIOXX(R)is a trademark of Merck & Co., Inc.


Atridox(R), Atrisorb - Free Flow(R) and Atrisorb-D(R) are trademarks of Atrix Laboratories, Inc.

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

     During the year ended December 31, 2000, the Company achieved net product sales of $20.5 million from sales of Periostat. In addition, in 2000 the Company generated $3.2 million in contract revenues from two (2) co-promotion agreements (one (1) of which was for Denavir) and $530,000 in license and milestone fees from various foreign distribution and marketing agreements for Periostat. $397,000 of such $530,000 in license revenues were deferred upon the implementation of Staff Accounting Bulletin ("SAB 101"), effective January 1, 2000; these amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

     During the three months ended September 30, 2001, the Company achieved net product sales of $8.3 million from the sale of Periostat. In addition, during the three months ended September 30, 2001, the Company generated $913,000 in contract revenues from its co-promotion agreement with Merck with respect to Vioxx and $16,000 in licensing revenue, which consisted of previously deferred license fees from certain of the Company's European partners.

     To broaden awareness of and increase Periostat usage, the Company initiated a direct-to-consumer ("DTC") advertising test program in the fall of 2000. DTC is a relatively new but highly effective marketing tool used by pharmaceutical companies to build patient awareness of prescription drugs and to drive prescription and revenue growth. In October 2000, the Company launched a test DTC campaign in Tampa and St. Louis to evaluate the potential effectiveness of this tool for increasing Periostat prescription growth. New Periostat prescriptions in those test cities were 48% higher during the fourth quarter of 2000 than the third quarter of 2000 compared to a 1.4% increase between such quarters in new Periostat prescriptions in the rest of the United States. Based on these results, during 2001 the Company expanded its DTC campaign to a number of major cities across the country.

     The Company realized a net loss during the first nine months of 2001, resulting primarily from increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat. Total operating expenses consist of the cost of product sales, research and development expenses and selling, general and administrative expenses. Cost of product sales consists primarily of direct manufacturing expenses and royalties. Research and development expenses consist primarily of funds paid to contract research organizations for the provision of services and materials for drug development, ongoing manufacturing and formulation enhancements and clinical trials. Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional and consulting fees, insurance and general office expenses.

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues. The Company realized $9.2 million in net revenues during the three months ended September 30, 2001 compared to $5.3 million in net revenues during the three months ended September 30, 2000. Revenues for the third quarter of 2001 included $8.3 million in net sales of Periostat, $913,000 in contract revenues which were derived from the Company's co-promotion of Vioxx, and $16,000 in foreign license revenues related to Periostat. Revenues from Denavir did not account for any of such contract revenues. Revenues for the third quarter of 2000 included $4.3 million in net sales of Periostat, $992,000 in contract revenues, which were derived from the Company's co-promotion of Vioxx and Denavir, and $15,000 in Periostat license revenues. Revenues from Denavir accounted for approximately $175,000 of such contract revenues. Novartis, the owner of Denavir, terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. In accordance with SAB 101, which was adopted on January 1, 2000, the license revenues recorded during the three months ended September 30, 2001 and 2000 were attributable to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of such agreements. License revenues during the quarters ended September 30, 2001 and 2000 include $16,000 and $15,000 that were recorded in periods prior to the adoption of SAB 101 which were deferred as a result of the cumulative effect of a change in accounting principle as of January 1,

2000.

     Cost of Product Sales. Cost of product sales for Periostat were $1.3 million, or 15.3% of net product sales, for the three months ended September 30, 2001, compared to $816,000, or 19.2% of net product sales, for the three months ended September 30, 2000. This decrease in cost of product sales for Periostat, as a percentage of net product sales, resulted from the manufacturing cost savings for Periostat tablets which were launched on July 2, 2001.

     Research and Development Expenses. Research and development expenses increased 82.2% to $1.0 million for the three months ended September 30, 2001 from $562,000 for the three months ended September 30, 2000. The increase in 2001 resulted primarily from the initiation of contracted formulation development projects for Periostat and ongoing clinical trial expenditures for Metastat. Other incremental expenses incurred during the three months ended September 30, 2001 included regulatory costs and registration fees associated with obtaining marketing approval for Periostat tablets in Europe.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 40.6% to $8.5 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000. This increase was due primarily to increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat and advertising, promotional and other launch expenses associated with the Dentaplex introduction during the three months ended September 30, 2001.

     Other Income/Expenses. Interest income decreased to $53,000 during the three months ended September 30, 2001 from $152,000 during the three months ended September 30, 2000. This decrease was due to lower average balances in cash and short-term investments. Interest expense for the three months ended September 30, 2001 was $2,000 compared to $4,000 for the three months ended
September 30, 2000. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Other expense of $1,000 was recognized during the three months ended September 30, 2000 as a result of foreign currency transactions. There were no such expenses recognized during the three months ended September 30, 2001.

     Preferred Stock Dividends. Preferred stock dividends of $420,000 were recorded during the three months ended September 30, 2001 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999. Similarly, preferred stock dividends of $429,000 were recorded during the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues. The Company realized $25.0 million in net revenues during the nine months ended September 30, 2001 compared to $18.4 million in net revenues during the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 included $21.7 million in net sales of Periostat, $2.8 million in contract revenues which were derived from the Company's co-promotion of Vioxx and Denavir, and $472,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $297,000 of such contract revenues. Revenues for the nine months ended September 30, 2000 included $15.5 million in net sales of Periostat, $2.5 million in contract revenues which were derived fromthe Company's co-promotion of Vioxx and Denavir, and $396,000 in Periostat license revenues. Revenues from Denavir accounted for approximately $525,000 of such contract revenues. Novartis, the owner of Denavir, terminated its co-promotion agreement with the Company with respect to Denavir effective April 13, 2001. In accordance with SAB 101, which was adopted on January 1, 2000, the license revenues recorded during the nine months ended September 30, 2001 and 2000 were attributable, in part, to the recognition of up-front license fees received for various agreements which are being recognized over the expected term of such agreements. License revenues during the nine months ended September 30, 2001 and 2000 include $47,000 and $388,000 that were recorded in periods prior to the adoption of SAB 101 which were deferred as a result of the cumulative effect of a change in accounting principle as of January 1, 2000.

     Cost of product sales. Cost of product sales for Periostat were $4.2 million, or 19.2% of net product sales, for the nine months ended September 30, 2001, compared to $3.1 million, or 20.1% of net product sales, for the nine months ended September 30, 2000. This decrease in cost of product sales for Periostat, as a percentage of net product sales, resulted from the manufacturing cost savings for Periostat tablets which were launched on July 2, 2001.

     Research and Development Expenses. Research and development expenses increased 19.7% to $2.8 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. Expenses incurred during the nine months ended September 30, 2001 included approximately $425,000 more in Metastat contract clinical trial expenses and $240,000 in formulation development costs for Periostat, while expenses incurred in the nine months ended September 30, 2000 included $160,000 more in compensation expenses relating to certain non-employee stock options.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.6% to $25.1 million for the nine months ended September 30, 2001 from $19.5 million for the nine months ended September 30, 2000. This increase was due primarily to increased sales and marketing expenses associated with the Company's investment in DTC advertising for Periostat.

     Other Income/Expenses. Interest income decreased to $189,000 in the nine months ended September 30, 2001 from $502,000 in the nine months ended September 30, 2000. This decrease was due to lower average balances in cash and short-term investments during 2001. Interest expense for the nine months ended September 30, 2001 was $7,000 compared to $12,000 for the nine months ended September 30, 2000. These expenses were primarily due to interest on the $219,000 note payable executed by the Company in April 1999. Other income of $8,000 was recognized during the nine months ended September 30, 2001, mainly the result of foreign currency transactions.

     Preferred Stock Dividends. Preferred stock dividends of $1.3 million were recorded during each of the nine months ended September 30, 2001 and September 30, 2000 as a result of the Company's obligations in connection with the issuance of its Series D Stock (as defined below) in May 1999.

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

     The Series D Stock is convertible at any time into shares of common stock of the Company at a current conversion price of $9.91 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of both a Common Stock financing by the Company in March 2001, as discussed below, and the sale of shares of the Company's Common Stock to Atrix in August 2001, as discussed below. Such conversion price is not subject to reset except in the event that the Company should fail to declare and pay dividends when due or the Company should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Stock. During the first three years following issuance, holders of the Series D Stock are entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Stock shall, at the option of the Company (as determined by the Board of Directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq is at least 200% of the conversion price then in effect (as of September 30, 2001, such conversion price was $9.91 per share) for forty consecutive trading days; and (ii) a shelf registration is in effect for the shares of common stock to be issued upon conversion of the Series D Stock. Without written approval of a majority of the holders of record of the Series D Stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the Series D Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     In April 1999, the Company received $219,000 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

     On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to the Company of approximately $6.8 million (the "2001 Financing"). Such proceeds are being used primarily for the Company's DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years from the date of such financing into 400,000 shares of the Company's Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the 2001 Financing. The Company also issued to its financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock exercisable for up to three (3) years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the 2001 Financing. Such warrants may be deemed automatically exercised in certain circumstances based upon the Company's stock price. In connection with the 2001 Financing, the Company is obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period, or the Company will be required to issue to the investors and the financial advisor an additional 27,500 shares of the Company's Common Stock, in the aggregate, for no additional consideration.

     On March 19, 2001, the Company consummated a revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Company may borrow up to the lesser of $3.0 million or 80% of eligible accounts receivable, as defined under the Facility. The amount available under the Facility is also reduced by outstanding letters of credit which may be issued under the Facility in amounts totaling up to $1.5 million. The Company is not obligated to draw amounts under the Facility and any such borrowings under the Facility bear interest, payable monthly, at the prime rate plus 1.5% per annum and may be used only for working capital purposes. The Company has secured its purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the Facility. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth and a minimum of $2.0 million in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. As of September 30, 2001, the Company has an outstanding letter of credit issued relating to open purchase commitments in the amount of $716,000 and there are no borrowings outstanding against the Facility.

     On August 24, 2001, the Company signed the Atrix License Agreement with Atrix to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R) - Free Flow and Atrisorb(R)-D, the United States dental market. Pursuant to the terms of the Atrix License Agreement, among other things: (i) Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) the Company paid to Atrix a $1.0 million licensing fee to market such products; (iii) the Company has committed to no less than $2.0 million in advertising and selling expenses related to the products during the fiscal year beginning January 1, 2002 and certain additional advertising and selling expenses commencing with fiscal year 2003; (iv) the Company has agreed to maintain, for a period of 24 months, a force of no less than ninety (90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) the Company has agreed that the products will be the subject of a specific number of detail calls in the United States during 2002.

     In addition, pursuant to the terms of a Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix, Atrix purchased 330,556 unregistered shares of the Company's Common Stock for an aggregate purchase price of approximately $3.0 million. As a result of the sale of such shares to Atrix, the conversion price of the Company's Series D Stock was reduced from $9.94 to $9.91 per share.

     In October 2001, the Company filed a shelf Registration Statement on Form S-3 to register 964,880 shares of its Common Stock. Such Registration Statement has not yet been declared effective by the Securities and Exchange Commission. Upon the declaration of the effectiveness of such Registration Statement, the Company will be permitted to issue such registered shares of Common Stock from time to time and may use the proceeds thereof for research and development of additional products, expansion of the Company's sales and marketing capabilities, potential product acquisitions and other general corporate purposes, including, but not limited to, working capital and capital expenditures.

     At  September  30,  2001,  the  Company  had  cash,  cash  equivalents  and short-term investments of approximately $7.7 million, an increase of $2.3 million from the $5.4 million balance at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.8 million from the 2001 Financing, and $3.0 million from the sale of shares of the Company's Common Stock to Atrix, less cash used to fund operating activities for the nine months ended September 30, 2001. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. The Company's working capital at September 30, 2001 was $7.5 million, an increase of $2.2 million from $5.3 million at December 31, 2000. This increase was primarily attributable to the net proceeds of $9.8 million from the 2001 Financing and the sale of shares of the Company's Common Stock to Atrix, less cash used to fund operations during the nine months ended September 30, 2001.

     The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through at least 2002. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the size and scope of the Company's marketing effort and sales of Periostat, the terms of agreements entered into with corporate partners, if any, and the results of research and development and pre-clinical and clinical studies for other applications of the Company's core technology. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

     (c) On August 24, 2001, the Company issued and sold 330,556 unregistered shares of its Common Stock to Atrix for an aggregate purchase price of $3.0 million. Such sale and issuance of Common Stock was consummated in connection with the grant of an exclusive license and marketing rights to the Company by Atrix to market certain of Atrix's proprietary dental products in the United States. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Atrix had adequate access to information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 15, 2001, the Company received the unanimous consent of the holders of its Series D Stock to amend the terms of the Series D Stock to provide that: (i) a vacancy in any directorship elected by the holders of the Company's Common Stock may be filled, until the next annual meeting of the stockholders of the Company, by the vote or written consent of a majority of the directors then in office elected by the holders of Common Stock; (ii) the maximum aggregate number of Common Stock or options to purchase shares of Common Stock constituting Permitted Options (as defined in the certificate of designation, preferences and rights for the Series D Stock) be increased from Two Million Three Hundred Two Thousand (2,302,000) shares to Three Million One Hundred Seventeen Thousand Four Hundred Thirty Nine (3,117,439) shares; and
(iii) any subsequent option grant which otherwise requires the approval of the board of directors, shall require, prior to the time of such grant, the approval of the director elected by the holders of the Series D Stock.

     On October 18, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission regarding such amendments.

ITEM 5.  OTHER INFORMATION.

Licensing and Marketing Agreement

     On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix Laboratories, Inc. ("Atrix") to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R)-Free Flow and Atrisorb(R)-D, to the United States dental market. Under the terms of the Atrix License Agreement, Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales. In addition, Atrix purchased 330,556 unregistered shares of the Company's Common Stock for an aggregate purchase price of $3.0 million.

Results From Dermostat Acne Study

     On October 1, 2001, the Company announced the clinically and statistically significant results of a six-month, 60-patient clinical trial designed to evaluate the efficacy of Dermostat, a sub-antimicrobial regimen of doxycycline hyclate tablets, 20 mg., for the treatment of patients with moderate acne.

     The results showed that the patients receiving Dermostat experienced more than a 50% reduction in comedones and inflammatory lesions. Patent applications for Dermostat have been filed with the U.S. Patent and Trademark Office.

     The Dermostat clinical trial was a multi-center, placebo-controlled, double-blind study chaired by Dr. Robert Skidmore, Chief of Dermatology at the University of Florida Medical Center, and was also conducted by Dr. Rodney Kovach, Chief of Dermatology at West Virginia University Health Sciences Center. The results revealed statistically significant benefits to patients receiving Dermostat for all three of the pre-established primary endpoints: change in total comedones, total inflammatory lesions and total lesion counts.

Shelf Registration Statement on Form S-3

     In October 2001, the Company filed a shelf Registration Statement on Form S-3 to register 964,880 shares of its Common Stock. Such Registration Statement has not yet been declared effective by the Securities and Exchange Commission. Upon the declaration of the effectiveness of such Registration Statement, the Company will be permitted to issue such registered shares of Common Stock from time to time and may use the proceeds thereof for research and development of additional products, expansion of the Company's sales and marketing capabilities, potential product acquisitions and other general corporate purposes, including, but not limited to, working capital and capital expenditures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               * 10.1 - License Agreement dated as of August 24, 2001 by and between the Company and Atrix Laboratories, Inc.

               * 10.2 - Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix Laboratories, Inc.

          (b)  Reports on Form 8-K.

               On July 20, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to its Dentaplex product and the related governmental regulation with respect to dietary supplements.

               On October 18, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the filing of: (i) the Amended Certificate of Designation, Preferences and Rights of the Series D

               Cumulative Convertible Preferred Stock of CollaGenex Pharmaceuticals, Inc.; (ii) Amendment No. 1 to the Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein;
               (iii) Amendment No. 2 to the Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein; and (iv) Amendment No. 2 to the Shareholder Protection Rights Agreement, dated September 15, 1997, between CollaGenex Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as amended.


               * Confidential Treatment has been sought for a portion of these exhibits.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CollaGenex Pharmaceuticals, Inc.




Date:  November 14, 2001              By:/s/ Brian M. Gallagher, Ph.D.
                                         --------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  November 14, 2001              By:/s/ Nancy C. Broadbent
                                         --------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT 10.1

        LICENSE AGREEMENT DATED AS OF AUGUST 24, 2001 BY AND BETWEEN THE
                      COMPANY AND ATRIX LABORABORIES, INC.

                                  EXHIBIT 10.2

           STOCK PURCHASE AGREEMENT DATED AS OF AUGUST 24, 2001 BY AND
                BETWEEN THE COMPANY AND ATRIX LABORATORIES, INC.