Form 10-K/A
period 2000-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2002-01-02
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-K/A

                         (AMENDMENT NO. 1 TO FORM 10-K)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________  to  __________

                         Commission File Number 0-28308

                        COLLAGENEX PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                   52-1758016
  ------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

41 University Drive, Newtown, Pennsylvania                            18940
-------------------------------------------                        ------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (215)579-7388
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of Each Exchange on Which Registered
--------------------                   -----------------------------------------

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

                        Yes:     X           No:
                              --------            --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

         The following documents are incorporated by reference into the Annual Report on Form 10-K/A: Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                           TABLE OF CONTENTS


            Item                                                          Page
            ----                                                          ----

PART I      1.  Business...............................................     1
            2.  Properties.............................................    24
            3.  Legal Proceedings......................................    24
            4.  Submission of Matters to a Vote of Security Holders....    24

PART II     5.  Market for the Company's Common Equity and Related
                   Stockholder Matters.................................    25
            6.  Selected Consolidated Financial Data...................    25
            7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................    28
            7A. Quantitative and Qualitative Disclosures about
                   Market Risk.........................................    35
            8.  Financial Statements and Supplementary Data............    35
            9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................    35

PART III    10. Directors and Executive Officers of the Company........    36
            11. Executive Compensation.................................    36
            12. Security Ownership of Certain Beneficial Owners and
                   Management..........................................    36
            13. Certain Relationships and Related Transactions.........    36

PART IV     14. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.................................    37

SIGNATURES.............................................................    38

EXHIBIT INDEX..........................................................    40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
  SCHEDULE.............................................................    F-1

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K of CollaGenex Pharmaceuticals, Inc. (the "Company" or "CollaGenex") for its fiscal year ended December 31, 2000. This Form 10-K/A is being filed to amend certain information presented under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 to provide expanded disclosure of the significant components of selling, general and administrative expenses of the Company.

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

         "Periostat(R)", "Metastat(R)" and "IMPACS(R)" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K/A are the property of their respective owners and are not property of the Company.

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


Product         Product                  Dental         Delivery      Patient       Treatment
Name            Manufacturer/Marketer    Procedure       Route     Administered       Focus
------------    ----------------------   ---------      --------   ------------    -----------
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


                       Quarter Ended                   High         Low
           -----------------------------------     ------------  ---------

           March 31, 1999.....................        $12.44       $8.00
           June 30, 1999......................        $11.25       $7.50
           September 30, 1999.................        $23.94       $9.13
           December 31, 1999..................        $24.56      $16.19
           March 31, 2000.....................        $30.38      $11.88
           June 30, 2000......................        $16.06       $7.50
           September 30, 2000.................         $9.91       $6.44
           December 31, 2000..................         $8.00       $2.75


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data set forth below with respect to the Company's statement of operations data for each of the years in the three-year period ended December 31, 2000, and with respect to the consolidated balance sheet data at December 31, 1999 and 2000 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" herein. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and with respect to the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from consolidated audited financial statements not included in this Annual Report on Form 10-K/A. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K/A.

                                                                         Years Ended December 31,
                                               ---------------------------------------------------------------------
                                                     1996          1997          1998         1999          2000
                                               ------------   -----------   ------------   -----------   -----------
Consolidated  Statement
  of Operations Data:                                           (in thousands except for per share data)
                                               ---------------------------------------------------------------------


Revenues:
   Product sales.........................      $       --     $      --     $   3,053      $   15,211    $   20,501
   License revenues......................             400           325           400             100           530
   Contract revenues.....................              --             9             8             770         3,240
                                               ------------   -----------   ------------   -----------   -----------
Total revenues...........................             400           334         3,461          16,081        24,271
Operating expenses:
   Cost of product sales.................              --            --           745           3,139         4,070
   Research and development..............           4,436         4,200         4,670           5,005         3,128
   Selling, general and administrative...           2,527         6,096        10,600          23,180        25,746
                                               ------------   -----------   ------------   -----------   -----------
Operating loss...........................          (6,563)       (9,962)      (12,554)        (15,243)       (8,673)
Interest income..........................             645         1,338           988             851           613
Interest expense.........................              --            --            --            (197)          (15)
Other income (expense)...................              --            --            --              (2)            9
                                               ------------   -----------   ------------   -----------   -----------
Loss before cumulative effect of
   change in accounting principle........          (5,918)       (8,624)      (11,566)        (14,591)       (8,066)
Cumulative effect of change in
   accounting principle(1)...............              --            --            --              --          (764)
                                               ------------   -----------   ------------   -----------   -----------
Net loss.................................          (5,918)       (8,624)      (11,566)        (14,591)       (8,830)
Net loss allocable to common
   stockholders..........................      $   (6,638)    $  (8,624)    $ (11,566)     $  (15,683)   $  (10,519)

Net loss per share allocable to common
   stockholders before cumulative effect
   of change in accounting principle:
   Basic.................................      $    (1.74)    $   (1.04)    $   (1.35)     $    (1.82)   $    (1.12)
   Diluted...............................           (1.72)        (1.04)        (1.35)          (1.82)        (1.12)
Net loss per share allocable to common
   stockholders(2):
   Basic.................................      $    (1.74)    $   (1.04)    $   (1.35)     $    (1.82)   $    (1.21)
   Diluted...............................           (1.72)        (1.04)        (1.35)          (1.82)        (1.21)
Shares used in computing per share
amounts(2):
   Basic.................................           3,809         8,291         8,579           8,598         8,712
   Diluted...............................           3,864         8,291         8,579           8,598         8,712
--------------------------------------------------------------------------------------------------------------------




                                                                     As of December 31,
                                          ---------------------------------------------------------------------
                                                1996          1997          1998           1999        2000
                                          -------------- ------------- -------------- ------------- -----------
Balance Sheet Data:                                                    (in thousands)
                                          ---------------------------------------------------------------------
Cash, cash equivalents and short-term
   investments......................      $   18,215     $   22,771    $  10,250      $   14,367    $    5,448
Total assets........................          18,437         23,165       14,740          18,563        10,431
Note payable, less current portion..              --             --           --             116            47
Accumulated deficit.................         (17,739)       (26,362)     (37,928)        (53,611)      (64,130)
Total stockholders' equity..........          17,592         20,708        9,281          13,607         5,264


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

         Statements contained or incorporated by reference in this Annual Report on Form 10-K/A that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The Company's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of the Company's sales and marketing plans for Periostat, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. The success of the Company depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Other than Periostat, which has been FDA approved for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom, there can be no assurance that any of the Company's other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products or Vioxx will be successfully commercialized by the Company. As a result of these risks, and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $25.7 million in 2000 from $23.2 million in 1999. This increase was mainly due to higher advertising and promotional expenses for Vioxx pursuant to the Company's co-promotion agreement with Merck and the initiation of a direct-to-consumer advertising test campaign for Periostat which commenced in October 2000. Significant components of selling, general and administrative expenses incurred in 2000 include $12.9 million in direct selling and sales training expenses, $9.0 million in marketing expenses for Periostat and Vioxx, and $3.8 million in general and administrative expenses, which include business development, finance and corporate activities. During 1999, the Company incurred $10.3 million in direct selling expenses, $9.3 million in marketing expenses, primarily for Periostat, and $3.6 million in general and administrative expenses.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $23.2 million in 1999 from $10.6 million in 1998. This increase was due primarily to higher selling and marketing expenses for a full year of commercial activities for Periostat in 1999 and the hiring of additional sales personnel as Periostat sales commenced in the fourth quarter of 1998. Significant components of selling, general and administrative expenses incurred in 1999 include $10.3 million in direct selling expenses, $9.3 million in marketing expenses, primarily for Periostat, and $3.6 million in general and administrative expenses, which include business development, finance and corporate activities. During 1998, the Company incurred $2.8 million in direct and contracted selling expenses, $5.0 million in marketing expenses, primarily for Periostat, launched in November 1998, and $2.8 million in general and administrative expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of December, 2001.

                                       COLLAGENEX PHARMACEUTICALS, INC.


                                       By:  /s/ Brian M. Gallagher
                                           -----------------------------------
                                           Brian M. Gallagher, Ph.D., Chairman,
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                      Title                        Date
-------------------------------------      ----------------------------------   -------------------


/s/ Brian M. Gallagher, Ph.D.              Chairman, Chief Executive Officer,   December 31, 2001
-------------------------------------
    Brian M. Gallagher, Ph.D.              President and Director (Principal
                                           Executive Officer)

/s/ Nancy C. Broadbent                     Chief Financial Officer, Treasurer   December 31, 2001
-------------------------------------
    Nancy C. Broadbent                     and Secretary (Principal Financial
                                           and Accounting Officer)

/s/ Peter R. Barnett, D.M.D.               Director                             December 31, 2001
-------------------------------------
    Peter R. Barnett, D.M.D.

/s/ Robert C. Black                        Director                             December 31, 2001
-------------------------------------
    Robert C. Black

/s/ James E. Daverman                      Director                             December 31, 2001
-------------------------------------
    James E. Daverman

/s/ Robert J. Easton                       Director                             December 31, 2001
-------------------------------------
    Robert J. Easton

/s/ Stephen A. Kaplan                      Director                             December 31, 2001
-------------------------------------
    Stephen A. Kaplan

/s/ W. James O'Shea                        Director                             December 31, 2001
-------------------------------------
    W. James O'Shea



                                  EXHIBIT INDEX


 Exhibit No.      Description of Exhibit
-------------     ------------------------
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

 +10.2(a)         Supply Agreement dated January 23, 1995 between the Company and
                  Hovione  International Limited.

 +10.3(a)         Manufacturing  Agreement  as of April 12,  1996 by and between the
                  Company and Applied Analytical Industries, Inc.

  10.4(a) Form of Non-Disclosure Agreement executed by all Employees as employed from time to time.



 Exhibit No.     Description of Exhibit
-------------    ------------------------
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

 10.11(a)(b)     1996 Stock Plan of the Company.

 10.12(a)(b)     1996 Non-Employee Director Stock Option Plan of the Company.

+10.13(c)        License  Agreement  dated July 18, 1996 by and  between  the Company and  Boehringer Mannheim Italia.

+10.14(e)        License  Agreement  dated  as of  June  30, 1998 by and between  the
                 Company  and Laboratories Pharmascience S.A.

+10.15(e)        Exhibit A to the  Manufacturing  Agreement  as of April 12, 1996 by and
                 between  the  Company and Applied Analytical  Industries,  Inc., filed with the Company's  Registration Statement on Form S-1 (File Number  333-
                 3582) which became effective on June 20, 1996.

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


 Exhibit No.      Description of Exhibit
-------------     ------------------------

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


                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                    Page
                                                                                                   ------

Independent Auditors' Report..............................................................          F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000..............................          F-3

Consolidated Statements of Operations for the years ended December 31, 1998,
1999, and 2000............................................................................          F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
1998, 1999 and 2000.......................................................................          F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999
and 2000..................................................................................          F-6

Notes to Consolidated Financial Statements................................................          F-7

Financial Statement Schedule - Valuation and Qualifying Accounts..........................          F-27


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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 2000

                  (dollars in thousands, except per share data)


                                 Assets                                               1999             2000
                                                                                ----------------  -------------


Current assets:
     Cash and cash equivalents............................................      $    7,981       $     3,709
     Short term investments...............................................           6,386             1,739
     Accounts receivable, net of allowance
         of $386 and $381 in 1999 and
         2000, respectively...............................................           2,150             3,038
     Inventories..........................................................             695               277
     Prepaid expenses and other current assets............................             615               989
                                                                                ----------------  -------------
     Total current assets.............................................              17,827             9,752
Equipment and leasehold improvements, net.................................             709               652
Other assets..............................................................              27                27
                                                                                ----------------  -------------
         Total assets.....................................................      $   18,563       $    10,431
                                                                                ================  =============
                 Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of note payable......................................      $       65       $        65
     Accounts payable.....................................................           2,440             1,865
     Accrued expenses.....................................................           2,335             2,514
                                                                                ----------------  -------------
         Total current liabilities...............................                    4,840             4,444
                                                                                ----------------  -------------
Note payable, less current portion........................................             116                47
Deferred revenue..........................................................              --               676
Commitments
Stockholders' equity:
     Preferred stock,  $0.01 par value,  5,000,000  shares
         authorized, 200,000 shares of Series D cumulative
         convertible  preferred stock issued and
         outstanding in 1999 and 2000, respectively
         (liquidation value $20,000)......................................               2                 2
     Common stock, $0.01 par value; 25,000,000 shares
         authorized, 8,622,091 and 8,775,176 shares
         issued and outstanding in 1999 and 2000,
         respectively.....................................................              86                88
     Common stock to be issued (39,188 shares and 275,462 shares in 1999
         and 2000, respectively)..........................................             858               872
     Additional paid in capital...........................................          66,348            68,461
     Deferred compensation................................................             (76)              (29)
     Accumulated deficit..................................................         (53,611)          (64,130)
                                                                                ----------------  -------------
                  Stockholders' equity....................................          13,607             5,264
                                                                                ----------------  -------------
Total liabilities and stockholders' equity................................      $   18,563       $    10,431
                                                                                ================  =============

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)


                                                                   1998             1999             2000
                                                               ------------     ------------      -----------
Revenues:
     Product sales.....................................        $     3,053      $    15,211       $   20,501
     License revenues..................................                400              100              530
     Contract revenues.................................                  8              770            3,240
                                                               ------------     ------------      -----------
         Total revenues................................              3,461           16,081           24,271
                                                               ------------     ------------      -----------
Operating expenses:
     Cost of product sales.............................                745            3,139            4,070
     Research and development..........................              4,670            5,005            3,128
     Selling, general and administrative...............             10,600           23,180           25,746
                                                               ------------     ------------      -----------
         Total operating expenses......................             16,015           31,324           32,944
                                                               ------------     ------------      -----------
         Operating loss................................            (12,554)         (15,243)          (8,673)
Other income (expense):
     Interest income...................................                988              851              613
     Interest expense..................................                 --             (197)             (15)
     Other income (expense)............................                 --               (2)               9
                                                               ------------     ------------      -----------
         Loss before cumulative effect of change in
              accounting principle.....................            (11,566)         (14,591)          (8,066)
Cumulative effect of change in accounting principle....                 --               --             (764)
                                                               ------------     ------------      -----------
         Net loss......................................            (11,566)         (14,591)          (8,830)
Preferred stock dividend...............................                 --            1,092            1,689
                                                               ------------     ------------      -----------
Net loss allocable to common stockholders..............        $   (11,566)     $   (15,683)      $  (10,519)
                                                               ============     ============      ===========
Basic and diluted net loss per share allocable to
     common stockholders before cumulative effect of
     change in accounting principle....................        $     (1.35)     $     (1.82)      $    (1.12)
Cumulative effect of change in accounting principle....                 --               --            (0.09)
                                                               ------------     ------------      -----------
Basic and diluted net loss per share allocable to
     common stockholders...............................        $     (1.35)     $     (1.82)      $    (1.21)
                                                               ============     ============      ===========
Shares used in computing per share amounts:
     Basic and diluted.................................          8,579,054        8,597,676        8,711,668
                                                               ============     ============      ===========
Pro forma net loss assuming new accounting principle
     is applied retroactively..........................        $   (11,926)     $   (14,633)      $   (8,066)
                                                               ============     ============      ===========
Pro forma net loss allocable to common stockholders
     assuming new accounting principle is applied
     retroactively.....................................        $   (11,926)     $   (15,725)      $   (9,755)
                                                               ============     ============      ===========
Pro forma basic and diluted net loss per share
     allocable to common stockholders assuming new
     accounting principle is applied retroactively.....        $     (1.39)     $     (1.83)      $    (1.12)
                                                               ============     ============      ===========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1999 and 2000

                             (dollars in thousands)

                                                 Series D cumulative
                                                convertible preferred
                                                        stock                  Common stock
                                               ----------------------    ----------------------
                                                                                                   Common      Additional
                                               Number of                 Number of                Stock to      paid-in
                                                 shares     Par value      shares     Par value   be issued     capital
                                               ---------    ---------    ----------   ---------   ---------    ----------

Balance, December 31, 1997................            --    $      --     8,567,579    $    86    $      --    $  47,297
    Exercise of common stock options......            --           --        19,625         --           --           20
    Amortization of deferred compensation.            --           --            --         --           --           --
    Net loss..............................            --           --            --         --           --           --
                                               ---------    ---------    ----------   ---------   ---------    ----------
Balance, December 31, 1998................            --    $      --     8,587,204    $    86           --    $  47,317
Exercise of common stock options..........            --           --        13,575         --           --           44
Issuance of Series D cumulative
      convertible preferred stock, net of
      issuance costs......................       200,000            2            --         --           --       18,448
Common stock dividends on Series D
      cumulative convertible preferred
      stock...............................            --           --        21,312         --          858          234
Compensation expense resulting from
      options to non-employees............            --           --            --         --           --          305
Amortization of deferred compensation.....            --           --            --         --           --           --
Net loss..................................            --           --            --         --                        --
                                               ---------    ---------    ----------   ---------   ---------    ----------
Balance, December 31, 1999................       200,000    $       2     8,622,091    $    86          858    $  66,348
Exercise of common stock options..........            --           --        21,325         --           32           84
Common stock dividends on Series D
      cumulative convertible preferred
      stock...............................            --           --       131,760          2         (858)       1,705
Common stock dividends declared on Series
      D cumulative convertible preferred
      stock...............................            --           --            --         --          840           --
Compensation expense resulting from
      options to non-employees............            --           --            --         --           --          324
Amortization of deferred compensation.....            --           --            --         --           --           --
Net loss..................................            --           --            --         --           --           --
                                               ---------    ---------    ----------   ---------   ---------    ----------
Balance, December 31, 2000................       200,000    $       2     8,775,176    $    88    $     872    $  68,461
                                               =========   ==========    ==========   =========   =========    ==========



                                                                                Total
                                                 Deferred     Accumulated   Stockholders'
                                               compensation     deficit        equity
                                               ------------   -----------   -------------

Balance, December 31, 1997................     $      (313)   $  (26,362)   $   20,708
    Exercise of common stock options......              --            --            20
    Amortization of deferred compensation.             119            --           119
    Net loss..............................              --       (11,566)      (11,566)
                                               ------------   -----------   -------------
Balance, December 31, 1998................     $      (194)   $  (37,928)   $    9,281
Exercise of common stock options..........              --            --            44
Issuance of Series D cumulative
      convertible preferred stock, net of
      issuance costs......................              --            --        18,450
Common stock dividends on Series D
      cumulative convertible preferred
      stock...............................              --        (1,092)           --
Compensation expense resulting from
      options to non-employees............              --            --           305
Amortization of deferred compensation.....             118            --           118
Net loss..................................              --       (14,591)      (14,591)
                                               ------------   -----------   -------------
Balance, December 31, 1999................     $       (76)   $  (53,611)   $   13,607
Exercise of common stock options..........              --            --           116
Common stock dividends on Series D
      cumulative convertible preferred
      stock...............................              --          (849)           --
Common stock dividends declared on Series
      D cumulative convertible preferred
      stock...............................              --          (840)           --
Compensation expense resulting from
      options to non-employees............              --            --           324
Amortization of deferred compensation.....              47            --            47
Net loss..................................              --        (8,830)       (8,830)
                                               ------------   -----------   -------------
Balance, December 31, 2000................     $       (29)   $  (64,130)   $    5,264
                                               ============   ===========   =============

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the years ended December 31, 1998, 1999 and 2000

                             (dollars in thousands)


                                                                                1998           1999             2000
                                                                             ------------   ------------    ------------

Cash flows from operating activities:
     Net loss............................................................    $   (11,566)   $   (14,591)    $    (8,830)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
           Noncash compensation expense..................................            119            423             371
           Depreciation and amortization expense.........................             66            151             226
           Cumulative effect of change in accounting principle...........             --             --             764
           Change in assets and liabilities:
               Accounts receivable.......................................         (3,045)           895            (888)
               Inventories...............................................           (342)          (353)            418
               Prepaid expenses and other assets.........................           (545)           194            (342)
               Accounts payable..........................................          2,363           (474)           (575)
               Accrued expenses..........................................            639           (210)            116
               Deferred revenue..........................................             --             --             (25)
                                                                             ------------   ------------    ------------
                  Net cash used in operating activities..................        (12,311)       (13,965)         (8,765)
                                                                             ------------   ------------    ------------
Cash flows from investing activities:
     Capital expenditures................................................           (230)          (593)           (169)
     Proceeds from the sale of short-term investments....................          6,880          7,464           6,871
     Purchase of short-term investments..................................         (7,452)        (6,886)         (2,224)
                                                                             ------------   ------------    ------------
                  Net cash provided by (used in)
                    investing activities.................................           (802)           (15)          4,478
                                                                             ------------   ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of note payable..............................             --         10,000              --
     Repayment of note payable...........................................             --        (10,000)             --
     Net proceeds from the issuance of preferred stock...................             --         18,450              --
     Proceeds from issuance of common stock..............................             20             44              84
     Proceeds from issuance of long-term debt............................             --            219              --
     Repayment of long-term debt.........................................             --            (38)            (69)
                                                                             ------------   ------------    ------------
                  Net cash provided by financing activities..............             20         18,675              15
                                                                             ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents.....................        (13,093)         4,695          (4,272)
Cash and cash equivalents at beginning of year...........................         16,379          3,286           7,981
                                                                             ------------   ------------    ------------
Cash and cash equivalents at end of year.................................    $     3,286    $     7,981     $     3,709
                                                                             ============   ============    ============
Supplemental schedule of noncash financing activities:
     Common stock dividends issued or to be issued on
        preferred stock..................................................    $        --    $     1,092     $     1,689
                                                                             ============   ============    ============
     Common stock to be issued on exercise of common
        stock options....................................................    $        --    $        --     $        32
                                                                             ============   ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest..............................    $        --    $       199     $         6
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

(3)      COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

         Inventories
         -----------

         Inventories at December 31, 1999 and 2000 consists of the following:


                                                            1999             2000
                                                       --------------   --------------

         Raw materials............................     $         254    $          60
         Finished goods...........................               441              217
                                                       -------------    --------------
                                                       $         695    $         277
                                                       =============    ==============

         Equipment and Leasehold Improvements
         ------------------------------------

         Equipment and leasehold improvements at December 31, 1999 and 2000 consists of the following:

                                                            1999             2000
                                                       --------------   --------------

         Computer and office equipment............     $         673    $         792
         Exhibit equipment........................               259              309
         Leasehold improvements...................                45               45
                                                       -------------    --------------
                                                                 977            1,146
         Less accumulated depreciation and
           amortization...........................              (268)            (494)
                                                       -------------    --------------
                                                       $         709    $         652
                                                       =============    ==============

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

         Accrued Expenses
         ----------------

         Accrued expenses at December 31, 1999 and 2000 consists of the following:

                                                            1999             2000
                                                       --------------   -------------
        Contracted development and manufacturing
           costs..................................     $         441    $         314
         Sales and marketing costs................               144              597
         Payroll and related costs................             1,237            1,061
         Professional and consulting fees.........               221              204
         Royalties................................               215              201
         Deferred revenue.........................                --               63
         Miscellaneous taxes......................                32               52
         Other....................................                45               22
                                                       --------------   -------------
                                                       $       2,335    $       2,514
                                                       ==============   =============

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

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

         The following table summarizes stock option activity for 1998 through 2000:

                                                                       Weighted average
                                                                        exercise price
                                                          Shares           per share
                                                       ------------    -----------------

         Balance December 31, 1997................        725,954        $    7.06
           Granted................................        315,000             8.08
           Exercised..............................        (19,625)            1.00
           Cancelled..............................         (3,000)            6.75
                                                        ---------      -----------------
         Balance December 31, 1998................      1,018,329             7.49
           Granted................................        475,150            11.36
           Exercised..............................        (13,575)            3.24
           Cancelled..............................        (42,000)           10.72
                                                        ---------      -----------------
         Balance December 31, 1999................      1,437,904             8.72
           Granted................................        721,880            13.17
           Exercised..............................        (37,325)            3.11
           Cancelled..............................        (99,450)           12.97
                                                        ---------      -----------------
         Balance December 31, 2000................      2,023,009            10.20

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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

         As of December 31, 2000, the following options were outstanding and exercisable by price range as follows:

                                         Outstanding                                      Exercisable
                    ------------------------------------------------------   -----------------------------------

                                        Weighted
                                         average             Weighted                              Weighted
                                        remaining            average                                average
   Range of            Number of       contractual        exercise price         Number of       exercise price
exercise prices         Shares            life              per share              Shares          per share
-----------------   ----------------   ----------------   ----------------   ----------------   ----------------

 $ 0.20- 2.00            189,954        4.7 years            $    0.95            189,954        $     0.95
   4.50-10.00            739,050        7.3 years                 7.18            278,025              8.61
  10.06-12.00            444,275        7.4 years                10.29            201,624             10.46
  12.19-13.56            198,950        8.0 years                12.42            124,287             12.44
  14.06-22.88            450,780        8.5 years                17.96             18,925             17.12
                    ----------------   ----------------   ----------------   ----------------   ----------------
                       2,023,009        7.4 years            $   10.20            812,815        $     8.06
                    ================   ================   ================   ================   ================

     Had the Company elected to recognize compensation cost for options as prescribed by the fair value method under SFAS 123, the Company's net loss allocable to common stockholders and basic and diluted loss per share allocable to common stockholders would have been reflected as set forth below:

                                                1998           1999            2000
                                             -----------    -----------    -----------
     Net loss allocable to
        common stockholders:
        As reported......................    $    11,566    $    15,683    $    10,519
        Pro forma........................         12,487         17,338         13,802
     Basic and diluted net loss
        per share allocable to
        common stockholders:
        As reported......................    $    1.35      $    1.82      $    1.21
        Pro forma........................         1.46           2.02           1.58


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

                                           1998           1999           2000
                                         ----------    -----------    ----------
     Expected life in years.............     5              5              7
     Risk-free interest rate............   6.25%          6.25%          6.20%
     Volatility.........................    60%            80%            90%
     Expected dividend yield............    --%            --%            --%


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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1999 and 2000 are presented below:

                                                              1999              2000
                                                         --------------    -------------

        Deferred tax assets:
           Capitalized start up costs...............     $         423     $         170
           Net operating loss carryforwards.........            19,543            23,530
           Tax credit carryforward..................               790               840
           Accrued expenses.........................               348                58
           Deferred revenue.........................                --               251
                                                         -------------     -------------
                Total gross deferred tax assets.....            21,104            24,849
           Less valuation allowance.................           (21,069)          (24,830)
                                                         -------------     -------------
                Total deferred tax assets...........                35                19
         Deferred tax liability:
           Depreciation.............................               (35)              (19)
                                                         -------------     -------------
                Net deferred taxes..................     $          --     $          --
                                                         =============     =============


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

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

(10)     COMMITMENTS

         The Company maintains  various  operating leases,  primarily for office
space.   As  of  December  31,  2000,   future   minimum  rent  payments   under
noncancellable operation leases are as follows:

                 2001...................        $     337
                 2002...................              335
                 2003...................              335
                 2004...................              332
                 2005...................              334
                 Thereafter.............            1,195
                                                ---------
                        Total...........        $   2,868
                                                =========

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

                                                                      Three months ended
                                                ------------------------------------------------------------
                                                  March 31,       June 30,       Sept. 30,        Dec. 31,
                                                    1999           1999            1999             1999
                                                ------------    ------------    ------------    ------------
         Total revenues.....................    $     2,418     $     3,438     $     4,345     $     5,880
         Gross margin on product
          sales.............................          1,867           2,500           3,359           4,346
         Net loss...........................         (5,089)         (4,142)         (3,286)         (2,074)
         Net loss allocable to
          common stockholders...............         (5,089)         (4,377)         (3,715)         (2,502)
         Basic and diluted net
          loss per share
          allocable to common
          stockholders......................          (0.59)          (0.51)          (0.43)         (0.29)


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

                                                                      Three months ended
                                                ------------------------------------------------------------
                                                  March 31,       June 30,        Sept. 30,       Dec. 31,
                                                    2000            2000           2000            2000
                                                ------------    ------------    ------------    ------------

         Total revenues.....................    $     6,530     $     6,612     $     5,259     $     5,870
         Gross margin on product
           sales............................          4,340           4,596           3,436           4,059
         Net loss...........................         (2,837)         (1,990)         (2,052)         (1,951)
         Net loss allocable to
           common stockholders
           before cumulative
           effect of change in
           accounting principle.............         (2,496)         (2,416)         (2,481)         (2,362)
         Net loss allocable to
           common stockholders..............         (3,260)         (2,416)         (2,481)         (2,362)
         Basic and diluted net
           loss per share
           allocable to common
           stockholders before
           cumulative effect of
           change in accounting
           principle........................          (0.29)          (0.28)          (0.28)          (0.27)
         Basic and diluted net
           loss per share
           allocable to common
           stockholders.....................          (0.38)          (0.28)          (0.28)          (0.27)


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

                                                                       Three months ended
                                                ------------------------------------------------------------
                                                  March 31,       June 30,       Sept. 30,        Dec. 31,
                                                    2000           2000            2000            2000
                                                ------------    ------------    ------------    ------------

         Net loss  allocable to
           common  stockholders
           under  historical
           revenue recognition
           policy...........................         (2,866)         (2,327)         (2,276)         (2,311)
         Effect of change in
           accounting principle.............            370             (89)           (205)            (51)
         Cumulative effect of change in
           accounting principle.............           (764)             --              --              --
                                                ------------    ------------    ------------    ------------
         Net loss allocable to
          common stockholders
          after effect of
          change in accounting
          principle, as restated............    $    (3,260)    $    (2,416)    $    (2,481)    $    (2,362)
                                                ============    ============    ============    ============



                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000

                  (dollars in thousands, except per share data)

                                                                        Three months ended
                                                ------------------------------------------------------------
                                                  March 31,       June 30,       Sept. 30,        Dec. 31,
                                                    2000           2000            2000            2000
                                                ------------    ------------    ------------    ------------

         Basic and diluted net
           loss per share
           allocable to common
           stockholders under
           historical revenue
           recognition policy...............    $     (0.33)    $     (0.27)    $     (0.26)    $     (0.27)
         Effect of change in
           accounting principle.............           0.04           (0.01)          (0.02)             --
         Cumulative effect of
           change in accounting
           principle........................          (0.09)             --              --              --
                                                ------------    ------------    ------------    ------------
         Basic and diluted net
           loss per share
           allocable to common
           stockholders after
           effect of change in
           accounting principle,
           as restated......................    $     (0.38)    $     (0.28)    $     (0.28)    $     (0.27)
                                                ============    ============    ============    ============

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

                                                                     SCHEDULE II


                 COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                          FINANCIAL STATEMENT SCHEDULE

                        Valuation and Qualifying Accounts

                   Years Ended December 31, 1998 1999 and 2000
                                 (in thousands)




--------------------------------------------------------------------------------
   Col A          Col B                 Col C              Col D        Col E
--------------------------------------------------------------------------------
                Balance at
                   the                                                Balance at
               Beginning of                                           the End of
 Description      Period              Additions          Deductions     Period
--------------------------------------------------------------------------------
                               Charged to
  Accounts                     Statement
 Receivable                       of
 Allowance:                    Operations      Other
--------------------------------------------------------------------------------

   1998        $      --      $      293    $      --    $      --    $     293

   1999        $     293      $      554    $      --    $     461    $     386

   2000        $     386      $      824    $      --    $     829    $     381
--------------------------------------------------------------------------------