Form 10-Q/A
period 2001-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2002-02-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                   FORM 10-Q/A


                         (AMENDMENT NO. 1 TO FORM 10-Q)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                              52-1758016
----------------------------                       -----------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


41 University Drive, Newtown, PA                                        18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (215) 579-7388
                             ---------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

                                EXPLANATORY NOTE


     The Registrant hereby amends Exhibit 10.1 and Exhibit 10.2, for which confidential treatment was sought, of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 which was filed with the Securities and Exchange Commission on November 14, 2001.

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

                                     CollaGenex Pharmaceuticals, Inc.




Date: February 14, 2002             By: /s/Brian M. Gallagher
                                        -------------------------------------
                                        Brian M. Gallagher, Ph.D.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: February 14, 2002             By: /s/Nancy C. Broadbent
                                        -------------------------------------
                                        Nancy C. Broadbent
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)