Form 10-K
period 2001-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2002-04-01
CIK 1012270

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

For the fiscal year ended December 31, 2001
                          -----------------
                                               OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                               ----------     -----------

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


Registrant's telephone number, including area code (215)579-7388
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of Each Exchange on Which Registered
-----------------------------      ---------------------------------------------
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

                Yes:  X                         No:
                    -----                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $102,771,570 at March 15, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002:

        Class                                    Number of Shares
        -----                                    ----------------
        Common Stock, $0.01 par value               11,110,019

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----
PART I    1.     Business................................................     1
          2.     Properties..............................................    31
          3.     Legal Proceedings.......................................    31
          4.     Submission of Matters to a Vote of Security Holders.....    31

PART II   5.     Market for the Company's Common Equity and Related
                    Stockholder Matters..................................    32
          6.     Selected Consolidated Financial Data....................    32
          7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    35
          7A.    Quantitative and Qualitative Disclosures about
                    Market Risk..........................................    51
          8.     Financial Statements and Supplementary Data.............    51
          9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................    52

PART III  10.    Directors and Executive Officers of the Registrant......    53
          11.    Executive Compensation..................................    53
          12.    Security Ownership of Certain Beneficial Owners and
                    Management...........................................    53
          13.    Certain Relationships and Related Transactions..........    53

PART IV   14.    Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K..........................................    54

SIGNATURES...............................................................    55

EXHIBIT INDEX............................................................    57

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
  STATEMENT SCHEDULE.....................................................   F-1

                                     PART I

ITEM 1     BUSINESS.

GENERAL

     CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat(R), is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. Periostat is indicated as an adjunct to scaling and root planing, the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Adult periodontitis, a chronic disease characterized by the progressive loss of attachment between the tooth root and the surrounding periodontal structures, may result in tooth loss if untreated. See "- Periostat."

     We market Periostat to the professional dental community in the United States through our professional pharmaceutical sales force comprised of approximately 120 sales representatives and managers. Our sales force also markets Vioxx(R), a prescription non-steroidal anti-inflammatory drug (NSAID) developed by Merck & Co., Inc. In October 2001, pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we also began to market and sell Atridox(R), Atrisorb(R) FreeFlow and Atrisorb(R)-D, Atrix's products for the treatment of adult periodontitis, to the United States dental market.

     Research has shown that the enzyme-suppression technology underlying Periostat may also be applicable to other diseases involving destruction of the body's connective tissues, including cancer metastasis, osteoporosis, osteoarthritis, rheumatoid arthritis, diabetes and acute lung injury. We are developing a series of novel, proprietary compounds known as IMPACS(R) (Inhibitors of Multiple Proteases and Cytokines) to address other applications. Phase I clinical trials for Metastat(R), our lead compound for the treatment of metastatic cancer, were initiated in January 1998 under the sponsorship of the National Cancer Institute. In Phase I clinical trials, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma, and the National Cancer Institute has opened enrollment for a Phase II clinical trial to continue to evaluate the safety and efficacy of Metastat in HIV-related Kaposi's sarcoma.

     In January 2002, we announced our plans to expand into the dermatology market. In September 2001, we announced the results of a 59-patient, double-blinded, placebo-controlled clinical trial designed to evaluate the efficacy of Periostat to treat adult patients with acne. The results from this trial revealed that the patients who were administered Periostat experienced a greater than 50% reduction in the number of comedones, inflammatory lesions and total lesions relative to baseline lesion counts, a statistically greater number than in the placebo group. During 2002 we intend to continue the clinical development of Periostat for the treatment of inflammatory acne and to initiate a pilot clinical trial to evaluate the use of Periostat to treat rosacea, a related dermatological condition that affects approximately 15 to 20 million patients in the United States. We are actively seeking product licensing opportunities to enhance our near-term offerings to the dermatology market and in February 2002 we announced that we had licensed a new dermal and transdermal drug delivery technology called Restoraderm(TM), which we intend to develop for dermatological applications.

     Our core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of the core technology on a project basis.

     The Company was incorporated in Delaware in January 1992 under the name CollaGenex, Inc. We changed our name to CollaGenex Pharmaceuticals, Inc. in April 1996. Our executive offices are located at 41 University Drive, Suite 200, Newtown, Pennsylvania 18940, and our telephone number is (215) 579-7388.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(TM), The Whole Mouth Treatment(TM), Restoraderm(TM) and Dentaplex(TM) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), and Xerostat(R) are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R) and Dentaplex(R) are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Limited. CollaGenex(R) and PS20(R) are both European Community and United Kingdom trademarks of CollaGenex International Limited. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

PRODUCTS

Periostat

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

     The most prevalent therapy for adult periodontitis is scaling and root planing, a mechanical procedure that removes bacteria deposits called plaque from tooth and root surfaces above and below the gum line. Periostat is the first orally administered, systemically delivered pharmaceutical indicated as an adjunct to scaling and root planing to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis.

     Periostat, a 20 mg dose of doxycycline, is a unique sub-anti-microbial dosage strength that suppresses the chronic and progressive tissue degradation characteristic of periodontitis without exerting any anti-microbial effect. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 35 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat is intended to be taken orally by the patient between dental visits. Periostat's mechanism of action is believed in part to be through the down-regulation of the activity of collagenases, enzymes that belong to a broad class of enzymes known as matrix metalloproteinases. Collagenase is excessively produced as a result of inflammation resulting from bacterial infection in the gums. In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to scaling and root planing to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription in November 1998 and was fully launched commercially in January 1999. Since January 1999, more than 1.5 million Periostat prescriptions have been filled and over 35,000 dentists have written a Periostat prescription.

     In December 2000 and February 2001, the United Kingdom Medicines Control Agency and the FDA, respectively, granted marketing approval for our tablet formulation of Periostat. In July 2001, we launched a new tablet formulation of Periostat. The Periostat tablet formulation is easier to swallow and offers manufacturing cost advantages over our capsule formulation of Periostat, which has been discontinued. In August 2001, we were advised by the Department of Health in the United Kingdom that Periostat tablets were placed on the Dental Practitioners Formulary under the National Health Service, allowing patients in the United Kingdom to receive Periostat via prescription by contributing only a modest co-payment, or no co-payment at all.

     We have applied for the registration of Periostat tablets with the European Union Member States and Norway under the Mutual Recognition Procedure, with the United Kingdom Medicines Control Agency acting as our Reference Member State. Under the Mutual Recognition Procedure, once marketing approval for a pharmaceutical is granted by one European Member State, such state then acts as a Reference Member State and assists in expediting the review and approval of the pharmaceutical in other European Member States.

     In February 2002, we received provisional approval for the marketing of Periostat from seven European Member States including Austria, Finland, Ireland, Italy, Luxembourg, the Netherlands and Portugal. We expect to receive final approval to market Periostat in these countries following our submission of local language labeling based on the text approved under the Mutual Recognition Procedure.

     Submissions for approval of Periostat have also been made in Switzerland and Israel. The regulatory authorities in Switzerland have requested additional information. The regulatory authorities in Israel have approved Periostat for sale in Israel as of March 2002. A submission was also made in 2001 to the regulatory authorities in Oman.

     Periostat tablets are manufactured for us by Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company. We intend to supply Periostat tablets to our foreign marketing partners upon receipt of requisite regulatory approvals, if at all, for distribution in countries other than the United States and the United Kingdom.

Vioxx

     Pursuant to a Co-Promotion Agreement we executed with Merck in September 1999, we received the exclusive right to co-promote Vioxx to the dental community. Vioxx is a prescription strength non-steroidal anti-inflammatory drug that was approved by the FDA on May 20, 1999 for the treatment of osteoarthritis, the management of acute pain in adults, including dental pain, and the treatment of primary dysmenorrhea. Merck promotes Vioxx to the general physician community. The agreement provides for certain payments by Merck to us upon sales of Vioxx to the dental community. The existing agreement with Merck expires in 2002 and is renewable upon mutual agreement. We are currently evaluating our options with respect to this agreement.

Atridox, Atrisorb FreeFlow and Atrisorb-D

     Pursuant to the terms of an exclusive License and Marketing Agreement that we executed with Atrix Laboratories, Inc. in August 2001, we obtained the right to market, sell and distribute Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community. We believe that these products generally complement Periostat in the treatment of adult periodontal disease.

     Pursuant to the terms of the License and Marketing Agreement, among other things: Atrix will manufacture the products for us; we paid to Atrix a $1.0 million licensing fee to market such products; we have agreed to pay to Atrix royalties on future net sales of the products each calendar year; we have committed to no less than $2.0 million in advertising and selling expenses related to the products during the fiscal year beginning January 1, 2002; we have agreed to maintain, for a period of 24 months, a force of no fewer than ninety (90) fulltime dental consultants, divisional and regional managers to make sales and product recommendation calls on dental professionals; and we have agreed that the products will be the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     In addition, Atrix purchased 330,556 unregistered shares of our common stock at a price of $9.08 per share.

     The License and Marketing Agreement terminates incrementally with respect to each Atrix product, upon each successive expiration date of the patent protection afforded to such product. We may terminate the License and Marketing Agreement at any time, with or without cause, upon 12 months prior written notice to Atrix. Furthermore, either party may terminate the agreement upon the occurrence of certain conditions, as more fully set forth in the License and Marketing Agreement.

     Atridox is a locally-applied anti-microbial therapy for the treatment of adult periodontitis. Atridox uses Atrix's patented drug delivery technology, Atrigel(R), for the targeted delivery of the antibiotic doxycycline, which has been shown to reduce the levels of bacteria in the periodontal pocket. Atridox is a gel that is placed into affected periodontal pockets by a dental professional and resorbs over a two week period. In pivotal double-blinded, placebo-controlled clinical trials conducted by Atrix, the administration of Atridox was shown to increase attachment level between the gums and the teeth and decrease periodontal pocket depth in patients with adult periodontitis.

     Atrisorb FreeFlow is a guided tissue regeneration (GTR) barrier product used in connection with gum surgeries. In periodontal surgery, a section of the gums called a flap is cut away from the underlying bone structure to allow the periodontist to repair the periodontal support structure. When the flap is subsequently repositioned, a membrane barrier product such as Atrisorb FreeFlow is placed between the flap and the bone to prevent the downgrowth of epithelial tissues, which interferes with the re-attachment of the gums to the teeth. Atrisorb-D is the first GTR barrier product to incorporate an antibiotic, doxycycline, which has been shown to reduce the incidence of infections during GTR procedures.

Dentaplex

     In June 2001, we launched Dentaplex, a nutritional supplement specifically formulated to help maintain optimal oral health. Based upon a review of the market acceptance of Dentaplex, by United States retailers, we are currently evaluating the future marketability of the product.

Denavir

     Denavir is an FDA approved topical antiviral cream used for the treatment of cold sores. We marketed Denavir to the dental community under a Co-Promotion Agreement that we executed with SmithKline Beecham Consumer Healthcare in October 1998, which agreement provided for certain payments by SmithKline
Beecham to us. Following the acquisition of SmithKline Beecham by Novartis, Novartis terminated this Co-Promotion Agreement effective April 13, 2001. We no longer co-promote Denavir.

SALES AND MARKETING

     We market and sell our products in the United States through a dedicated sales force comprised of approximately 120 sales representatives and managers. We intend to market Periostat in foreign markets, upon receipt of all requisite regulatory approvals, primarily through marketing and distribution partnerships with companies in these markets. We currently have such agreements with foreign companies, subject to requisite regulatory approvals, covering Japan, Italy, Canada, Spain, Portugal, Greece, Israel, Austria and Switzerland, and have an export marketing agreement for countries in the Middle East. In November 2001, we terminated our distribution and marketing agreement for Germany with Hain Diognostika GmbH due to Hain's failure to fulfil its obligations under the agreement. We are seeking compensation from Hain based on the non-payment of milestone fees due to CollaGenex according to the terms of the agreement. We will continue to seek requisite regulatory approvals in Germany and another marketing partner to replace Hain.

     A capsule formulation of Periostat was approved by the United Kingdom Medicines Control Agency in February 2000, and we launched a modest direct marketing effort in the

United Kingdom to dentists through our United Kingdom subsidiary, CollaGenex International Limited. In December 2000 the United Kingdom Medicines Control Agency approved a tablet formulation of Periostat and in June 2001, we applied for the registration of Periostat tablets with the European Union Member States and Norway under the Mutual Recognition Procedure, with the United Kingdom Medicines Control Agency acting as our Reference Member State.

     Under the Mutual Recognition Procedure, once marketing approval for a pharmaceutical is granted by one European Member State, such state then acts as a Reference Member State, and assists in expediting the review and approval of the pharmaceutical in other European Member States.

     In February 2002, we received provisional approval for the marketing of Periostat from seven European Member States including Austria, Finland, Ireland, Italy, Luxembourg, the Netherlands and Portugal. We expect to receive final approval to market Periostat in these countries following our submission of local language labeling based on the text approved under the Mutual Recognition Procedure.

     Submissions for approval of Periostat have also been made in Switzerland and Israel. The regulatory authorities in Switzerland have requested additional information. The regulatory authorities in Israel have approved Periostat for sale in Israel as of March 2002. A submission was also made in 2001 to the regulatory authorities in Oman.

     In February 2002, we announced that we had appointed Dexcel-Dental, a division of Dexcel-Pharma Limited, to handle the field selling of Periostat to the dental profession in the United Kingdom and, upon receipt of final regulatory approval, the Republic of Ireland.

     Our foreign marketing and distribution agreements provide for milestone payments upon the achievement of various regulatory and commercial events as well as supply agreements for manufactured product.

     United States

     Our field sales organization is currently comprised of two regional managers, eleven district managers and approximately 105 full-time equivalent sales representatives. Each full-time equivalent sales representative is responsible for covering a territory that includes approximately 250 dentists and periodontists that are believed to be high volume potential prescribers of Periostat based on the estimated number of scaling and root planings performed in their respective practices.

     Our field sales organization currently details Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Vioxx. Under the terms of our License and Marketing Agreement with Atrix, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, for a period of 24 months, a force of no less than ninety (90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) making the Atrix products the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of

$4,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     We believe that our sales effort is distinguished from other dental sales forces by our focus on education and the clinical benefits of pharmaceutical dentistry, a new approach to treating dental diseases. Accordingly, we produce educational marketing materials, detail aids and product samples that are used extensively by our representatives in their presentations to dentists. Clinical reprints and video presentations are also provided. We believe that peer-to-peer communications are vital to increasing the acceptance of Periostat and, therefore, we arrange speaking engagements and teleconferences where Periostat advocates share their experiences with other dental professionals.

     Sales training is an important component of our marketing efforts. New representatives receive four weeks of field training and two weeks of intensive office training in periodontal disease, host response, pain management, territory management and selling skills. Training continues at district-level meetings throughout the year.

     In order to provide an integrated dental and medical product line and leverage our sales and marketing organization, we are actively seeking to in-license or acquire other high-quality therapeutic dental and medical products.

     United States Direct-to-Consumer Advertising Campaign

     Direct-To-Consumer, or DTC, advertising is a relatively new but highly effective marketing tool used by pharmaceutical companies to build patient awareness of prescription drugs and to drive prescription and revenue growth. When we conducted certain market research during 2000, we learned that there was a greater than 90% awareness of Periostat among dentists but less than a 10% awareness of Periostat among patients with adult periodontitis. Accordingly, following the successful completion in January 2001 of a three-month, two-city test to evaluate the impact of DTC advertising on the growth of Periostat prescriptions, we expanded our DTC campaign to a number of cities across the country. Approximately 60% of the prescribing base we had at the beginning of 2001 was exposed to between two and six months of DTC advertising during 2001. Prescription growth in the cities exposed to DTC advertising was markedly higher than those cities that were not exposed to DTC advertising, and we intend to continue DTC advertising during 2002.

     International

     We are establishing relationships with key partners to market and sell Periostat internationally, upon receipt of the requisite foreign regulatory approvals. In 1996, we executed a manufacturing and distribution agreement with Roche S.P.A. (formerly Boehringer Mannheim Italia) pursuant to which Roche S.P.A. has the exclusive right to market Periostat in Italy, San Marino and The Vatican City pending requisite regulatory approval. In 1997, we announced that a Marketing Authorization for Approval was filed for Periostat by Roche S.P.A.
with the Italian Ministry of Health. Due to delays incurred in the review of national filings, Roche S.P.A. has withdrawn the Marketing Authorization for Approval in Italy, and Italy was included under the pan-European Mutual Recognition Procedure, which we filed in June 2001. In February 2002, we received provisional approval to market Periostat in Italy. As with our other marketing and distribution agreements with European partners, it is our intent to supply Roche with finished product and our existing agreement with Roche will be modified accordingly.

     In  July  1998,  we  executed  a  licensing   agreement  with  Laboratoires
Pharmascience S.A. pursuant to which Laboratoires Pharmascience was to market and distribute Periostat following the requisite regulatory approval on an exclusive basis in France, Morocco, Algeria, Tunisia and other countries of French speaking Africa. On March 31, 2000 we received notice from Laboratories Pharmascience terminating the 1998 license agreement. After negotiation, the parties mutually agreed to discontinue their relationship. We are actively seeking a partner to market and distribute Periostat in France, upon receipt of requisite regulatory approvals in such region.

     In October 1998, we announced that a Marketing Authorization Application had been filed with the United Kingdom Medicines Control Agency with respect to Periostat. In February 2000, the United Kingdom Medicines Control Agency granted marketing approval for Periostat for the adjunctive treatment of chronic adult periodontitis. On May 2, 2000, we announced that we had filed another Marketing Authorization Application with the United Kingdom Medicines Control Agency seeking marketing approval of our tablet formulation of Periostat, which application was subsequently granted in December 2000. Sales of Periostat capsules commenced in the United Kingdom in September 2000. A new filing incorporating data from both the capsule and tablet Marketing Authorization Applications was filed with the United Kingdom Medicines Control Agency in February 2001 and formed the basis for our application for approval of Periostat under the European Mutual Recognition Procedure, which we filed in June 2001.

     In February 2002, we received provisional approval for the marketing of Periostat from seven European Member States including Austria, Finland, Ireland, Italy, Luxembourg, the Netherlands and Portugal. We expect to receive final approval to market Periostat in these countries following our submission of local language labeling based on the text approved under the Mutual Recognition Procedure.

     We cannot be certain that we will achieve other foreign regulatory approvals or will be successful in marketing Periostat in the United Kingdom or other European countries.

     We executed a licensing agreement with Pharmascience Inc. in June 1999 pursuant to which Pharmascience will market and distribute Periostat in Canada pending requisite regulatory approval. In the fourth quarter of 1999, Pharmascience submitted an application to the Canadian Therapeutic Products Program of Health Canada for Canadian marketing approval of Periostat. This application remains under active review by the Canadian authorities.

     On May 2, 2000, we announced that we had executed an exclusive marketing and distribution agreement with ISDIN S.A., a joint venture between the Spanish companies Laboratorios del Dr. Esteve S.A. and Antonio Puig S.A, for the marketing and distribution of Periostat tablets in Spain and Portugal, pending requisite regulatory approval. Such agreement was subsequently extended, granting ISDIN S.A. the right to market and distribute Periostat in

Greece,  pending  requisite  regulatory  approval.   Following  the  provisional
approval of Periostat in Portugal, ISDIN S.A. continues to work with the Portuguese authorities to complete the requisite final regulatory approvals to launch Periostat during 2002. ISDIN S.A. is also providing assistance in connection with the refiling of our regulatory submission in Spain.

     On June 9, 2000, we announced that we had executed marketing and distribution agreements with Willvonseder & Marchesani Ges.m.b.H & Co. KG, a Vienna based company and Karr Dental Ltd., a Zurich based company, with respect to the marketing and distribution of Periostat tablets in Austria and Switzerland, respectively, pending requisite regulatory approval. Periostat has received provisional approval under the Mutual Recognition Procedure for marketing in Austria, and Willvonseder & Marchesani is working to launch Periostat in 2002, subject to the receipt of final regulatory approval. In addition, we are working with Karr Dental to provide additional requested information to regulatory authorities in Switzerland in connection with our submission for regulatory approval in Switzerland.

     On August 9, 2000, we announced that we had executed an exclusive marketing and supply agreement with Showa Yakuhin Kako Co. Ltd., a Japanese company, with respect to the marketing and supply of Periostat tablets in Japan, pending requisite regulatory approval. Showa continues to work with the regulatory authorities in Japan to establish the appropriate clinical development program in order to gain regulatory approval for Periostat in Japan. In connection therewith, Showa intends to conduct a study during 2002 to establish that the pharmacokinetics of Periostat are similar in Japanese and Caucasian populations.

     On August 24, 2000, we announced that we had executed an agreement for the marketing and distribution of Periostat in Israel with Taro International Ltd., a wholly-owned subsidiary of Taro Pharmaceutical Industries Limited, an Israeli company, pending requisite regulatory approval. Such agreement provides for the payment of milestone fees to us associated with the regulatory approvals of Periostat, if any. In February 2002, the Israeli authorities notified Taro with respect to the provisional approval of Periostat in Israel. Final confirmation of approval was obtained in March 2002.

     On January 30, 2001, we announced that we had signed an exclusive Middle East Export Marketing Agreement with Pharma Med Inc. to distribute and manage the introduction of Periostat in certain Middle Eastern countries, pending requisite regulatory approval. In return for such services, Pharma Med will be paid a fee contingent on Periostat sales to the distributors. A regulatory filing has been made with the authorities in Oman.

     On February 11, 2002, we announced that we have appointed Dexcel-Dental, a division of Dexcel-Parma Limited, to handle the field selling of Periostat tablets to the professional dental market in the United Kingdom and, upon receipt of final regulatory approval, the Republic of Ireland.

MANUFACTURING, DISTRIBUTION AND SUPPLIERS

     In 1995, we entered into a supply agreement with Hovione International Limited pursuant to which the active ingredient in Periostat, doxycycline, is supplied to us by Hovione from its offshore facilities. Hovione supplies a substantial portion of the doxycycline used in the United

States from two independent, FDA-registered and approved facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The initial term of the supply agreement expired on January 25, 2000, and, pursuant to an addendum to that agreement, the term was extended to May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such 90-day period. We rely on Hovione as our sole supplier of doxycycline, and have no back-up supplier at this time.

     We historically relied on a single third-party contract manufacturer, Applied Analytical Industries, Inc., to produce Periostat in a capsule formulation. AAI served notice of its intent to terminate its agreement to supply Periostat capsules to us as of November 2001. In an effort to capitalize on certain manufacturing cost advantages, in July 2001, we launched our new tablet formulation of Periostat, which has now replaced our capsule formulation of Periostat.

     On September 26, 2000, we entered into a Service and Supply Agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., for such tablet formulation for Periostat, and we are, therefore, no longer dependent upon, nor do we utilize, AAI. Our agreement with Pharmaceutical Manufacturing Research Services has an initial term of three years, during which time we have committed to certain minimum needs, and Pharmaceutical Manufacturing Research Services has committed to certain guaranteed supply terms. This agreement shall be automatically extended for consecutive one-year periods unless twelve (12) months prior to the expiration of any such period, either party gives the other party written notice of termination. We have fulfilled our initial purchase orders with Pharmaceutical Manufacturing Research Services and expect to make certain purchases through 2002 to take advantage of volume price discounts. Pharmaceutical Manufacturing Research Services is required to comply with good manufacturing practices, or GMP requirements.

     In November 1998, we executed a Distribution Services Agreement with Cord Logistics, Inc., pursuant to which Cord acts as our exclusive logistics provider for Periostat in the United States and Puerto Rico. Cord is a subsidiary of Cardinal Health, Inc., a leading wholesale distributor of pharmaceutical and related healthcare products. Under this agreement, Cord warehouses and ships Periostat from its central distribution facility to wholesalers and large national retail chains which in turn distribute Periostat to pharmacies throughout the United States for prescription sale to patients. Cord also provides sample fulfillment services for our sales force and various customer and financial support services to us, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. The Distribution Services Agreement has an initial term of three years and will renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration. We negotiated a three-year extension of such agreement having similar terms to the original agreement with an effective date of March 1, 2002.

     In February 2002, we executed a Wholesale Service Agreement effective November 2001 with National Specialty Services, Inc., pursuant to which National Specialty Services acts as our non-exclusive authorized distributor of Atridox, Atrisorb FreeFlow and Atrisorb-D. Under this agreement, National Specialty Services will also provide certain additional services, including marketing, sales detail report production, contract administration and chargeback processing. The Wholesale Service Agreement has an initial term of three years and shall renew automatically for successive one-year periods unless notice of termination is provided by either party ninety
(90) days prior to expiration.

     We cannot be certain that we will be able to enter into additional, or maintain existing manufacturing, distribution or supply agreements on acceptable terms, if at all. In the event that we are unable to obtain sufficient quantities of doxycycline or Periostat on commercially reasonable terms, or in a timely manner, or if our suppliers fail to comply with good manufacturing practices, or GMP, or if our distributors are unable to ship or support our products, our business, financial condition and results of operations may be materially adversely affected. See "--Government Regulation."

CUSTOMERS

     During 2001, net product sales to each of the McKesson Drug Company, Bergen Brunswig Drug Company, Cardinal Health, Inc. and Walgreens, Inc. accounted for 28%, 15%, 13% and 10%, respectively, of our aggregate net product sales.

RESEARCH AND DEVELOPMENT

     Our research and development activities are conducted primarily by third parties, such as contract research organizations and academic and government institutions. The main focus of these activities is the identification and development of novel tetracycline-based compounds for application in a variety of inflammatory and tissue-destructive disorders. Other than Periostat, the most advanced program involves Metastat, our lead compound for treating metastatic cancer.

     On October 18, 2000, we announced that we had received a Phase I Small Business Technology Transfer grant from the National Heart, Lung and Blood
Institute, a division of the National Institute of Health. The grant will support the potential development of one of our compounds known as IMPACS (Inhibitors of Multiple Proteases and Cytokines) for the prevention and treatment of acute lung injury.

     Major research  programs  currently being conducted at CollaGenex  include:
(i) the clinical development of the sub-antimicrobial dose of doxycycline commercialized as Periostat for the treatment of inflammatory acne, rosacea and ocular rosacea (blepharitis); (ii) the development of a "once-a-day" formulation of Periostat; and (iii) limited support for the conduct of exploratory studies in the utility of Metastat (COL-3) as a treatment for soft tissue sarcoma and periodontitis.

     The clinical development of Periostat in acne, rosacea and blepharitis remains exploratory and programs will be developed during 2002 following discussions with the FDA regarding the requirements to be fulfilled for the submission of a supplemental new drug application for any or all of the potential clinical indications. No trials are presently underway; however, during 2002, we anticipate that the following activities will be initiated: (i) a pilot study in rosacea, utilizing approximately 120 patients; (ii) a Phase III study in inflammatory acne, utilizing approximately 200 patients; and (iii) an exploratory study in blepharitis, utilizing approximately 60 patients. It is unlikely that these studies will yield meaningful results until 2003, however, based on anecdotal reports and the results from the preliminary clinical study in inflammatory acne carried out in 2000 and 2001, we anticipate that Periostat will demonstrate clinical efficacy for all three indications. It is premature to determine whether such efficacy will be sufficient to achieve statistical significance or to provide the basis for a regulatory filing.

     The development of the once-a-day formulation of Periostat is being conducted through a development agreement with an external contractor. We anticipate that the first formulations arising from this research will be administered to human volunteers during 2002; however, because little is known about the absorption of doxycycline from the gastro-intestinal tract, these studies will be experimental in nature and the results of these studies will define the next phase of the development program. We do not anticipate that a final formulation will be available for clinical testing until 2003 or beyond, if ever.

     Metastat, our antiangiogenesis drug, continues development under the auspices of a cooperative research and development agreement, or CRADA, with the National Cancer Institute, which was extended in February 2002 for an additional two years. We are responsible for providing a formulated, encapsulated version of Metastat to support this clinical study. A sufficient quantity of Metastat was produced in 2001 to support the National Cancer Institute's development program as it is currently proposed. Two studies are actively recruiting patients. A Phase I/II study in astrocytoma and glioblastoma (both brain cancers) is currently recruiting patients. Such early studies are carried out in patient populations with severe refractory disease and rarely provide evidence of efficacy. Based on the positive results from the Phase I study carried out in Kaposi's sarcoma, the AIDS Malignancy Consortium of the National Cancer Institute is sponsoring a randomized, two-dose Phase II study in Kaposi's sarcoma. This study has currently recruited approximately 50% of the approximately 70 planned patients. Initial indications suggest that the drug is affording disease modifying efficacy in some patients, with early reports of both partial and complete responses. However, the study is blinded and it is not yet possible to determine whether there is a dose response and/or the drug has sufficient efficacy to justify the conduct of a Phase III clinical study.

     During 2001, we submitted two investigational new drug applications to the FDA for the conduct of exploratory clinical studies with COL-3 (the active ingredient in Metastat) in the treatment of cardiopulmonary bypass patients and the treatment of adult periodontitis. Both are on clinical hold pending the submission to the FDA of additional information. In order to help provide the requested information, we conducted a Phase I, ascending dose trial with COL-3 in normal human volunteers in order to establish the maximum tolerated dose which could be supported in the investigational new drug application-based exploratory studies. While the National Cancer Institute is carrying out studies with 50 mg and 100 mg of COL-3 per day as the proposed efficacious dose, our Phase I study suggested that the maximum tolerated dose may be as low as 20 mg per day. We anticipate that the clinical hold will be released during 2002 and exploratory clinical studies will be carried out by us with respect to periodontitis, soft-tissue sarcoma and possibly cardiopulmonary bypass patients. We do not know whether the drug will exhibit significant efficacy in these indications to justify further clinical investigation, particularly if the dose is significantly limited.

     We have not developed forecasts for the sale of products arising from the commercialization of COL-3, nor do we anticipate spending significant resources on the development of COL-3 until it is clear from the studies being carried out with National Cancer Institute or other sources of external funding that the drug has a tolerable safety profile and a high likelihood of clinical and commercial success.

     As of December 31, 2001, we had two products or product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. In 2001, we completed a pilot trial of Periostat in inflammatory acne, and obtained significant results, encouraging us to work towards the development of a definitive clinical trial plan for an indication for Periostat for this application. We are planning to initiate additional clinical trials for Periostat in acne patients during 2002, pending FDA review and agreement regarding protocols and end-points. We also initiated and completed several Phase IV studies of Periostat in dental applications. Phase IV studies are designed to help support product marketing and are not typically designed to provide data suitable for submission to the FDA for a new indication for the product. We intend to continue the Phase IV development of Periostat in 2002.

     Also in 2001, the National Cancer Institute initiated Phase I/II trials of COL-3 (Metastat) in patients with astrocytoma and glioblastoma and a Phase II study in patients with HIV-related Kaposi's sarcoma. These studies remain ongoing in 2002. The clinical component of these studies is completely funded by National Cancer Institute funds, except for a nominal payment to the investigators from us to encourage enrollment. The time to completion of these studies will depend on the rate of patient enrollment, which is difficult to predict with any certainty. However, it is unlikely that either of these studies will be completed during 2002.

     CMR International estimates that clinical trials in our franchise areas are typically completed over the following timelines:

                                                             ESTIMATED
                                                            COMPLETION
                     CLINICAL PHASE                           PERIOD
                     --------------                           ------

                     Phase I                                1 - 2 years
                     Phase II                               2 - 3 years
                     Phase III                              2 - 3 years

     Upon successful completion of the pilot and Phase II trials we will assess the data obtained and make a decision on whether to pursue Phase III trials for any indication studied in Phase II or pilot studies. Upon successful completion of Phase III trials, we intend to submit the results to the FDA to support regulatory approval of COL-3. However, we cannot be certain that any of our products will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

     The duration and the cost relating to preclinical testing and clinical trials may vary significantly over the life of a project. Our joint development arrangement for COL-3 with the

National Cancer Institute may also result in variability in our development costs. We closely monitor our research and development costs in order to ensure that our investment is consistent with the return we predict from each project.

     Technology

     Our core technology involves the prevention of the destruction of the connective tissues of the body and the down-regulation of a pathological host response to a variety of external and internal mediators of inflammation and tissue destruction.

     One manifestation of this technology is the ability of the compounds under development by us to pharmaceutically modulate the activity of matrix metalloproteinases. Matrix metalloproteinases are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

     Under normal physiological conditions, the natural breakdown of collagen is in part regulated by the interaction between the degradative properties of matrix metalloproteinases and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases, which modulate the level of matrix metalloproteinase activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in adult periodontitis. Similar degradative activity is associated with other disorders and conditions such as cancer metastasis, wounds, osteoarthritis, osteoporosis, rheumatoid arthritis and diabetic nephropathy.

     Our core technology is licensed on an exclusive basis from SUNY and results from the research of Drs. Lorne M. Golub and Thomas F. McNamara and their colleagues at SUNY. These researchers demonstrated that tetracyclines can significantly reduce the pathologically excessive collagen degradation associated with periodontitis. They also were able to demonstrate that this result was unrelated to the antibiotic properties of tetracyclines. Furthermore, they demonstrated that the administration of doses of antibiotic tetracyclines well below the dosage levels necessary to destroy microbes (sub-antibiotic doses) was still effective in preventing the loss of connective tissue in models of periodontitis. Studies published in scientific journals support the hypothesis that the mechanism of action for this activity is the result, in part, of the direct binding of tetracyclines to certain metal binding sites associated with the matrix metalloproteinase structure.

     Although commercially available antibiotic tetracyclines show effective anti-collagenolytic potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. Our Phase III clinical trials using Periostat demonstrated that the administration of sub-antimicrobial doses of doxycycline over a 12-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic effects without the complications of long-term antibiotic therapies. We have conducted, and are currently conducting, Phase IV clinical studies to support future marketing activities of Periostat.

     Our license from SUNY also covers a broad class of chemically modified tetracyclines (IMPACS) that have been chemically modified to retain and enhance their anti-collagenolytic properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. Our current research and development programs focus on the use of IMPACS in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment as well as on the Phase IV clinical studies for Periostat.

     Periostat

     We are planning and conducting various Phase IV clinical trials that evaluate the use of Periostat for other therapeutic indications. Phase IV studies being conducted at Boston University, SUNY at Stony Brook and the University of Michigan are evaluating Periostat's ability to promote attachment level, decrease pocket depth and promote healing in patients undergoing periodontal flap surgery. Another Phase IV study being conducted at the University of Southern California was designed to study the use of Periostat to prevent root resorption during orthodontic tooth movement. Other Phase IV clinical trials are being conducted or are planned to evaluate the ability of Periostat to arrest or reverse the degradation of the attachment apparatus that is sometimes associated with dental implants, the evaluation of Periostat as an adjunct to scaling and root planing in institutionalized geriatric patients, the evaluation of Periostat as an adjunct to scaling and root planing in patients with Type I and Type II diabetes and the use of Periostat in a population of smokers. To extend the possible therapeutic use of Periostat beyond the oral cavity, we and our collaborators are planning or conducting clinical trials to evaluate whether Periostat can manage posterior blepharitis, prevent repeat heart attack, decrease bone loss in postmenopausal women, prevent the growth and rupture of aortic aneurysms and prevent or reverse the clinical manifestations of disease secondary to diabetes. Of these studies only the posterior blepharitis study is being funded by us.

     A Phase IV clinical trial conducted at the University of Pittsburgh Dental School, the results of which were announced by us in October 2000, demonstrated significant clinical benefit in patients with severe generalized periodontitis who were administered Periostat in conjunction with a course of repeated dental cleaning, above and below the gum-line compared to the same therapy plus a placebo.

     In January 2002, we announced plans for expansion into the dermatology market. On October 1, 2001, we announced the clinically and statistically significant results of a six-month, 59-patient clinical trial designed to evaluate the efficacy of Periostat for the treatment of patients with moderate acne.

     The results showed that the patients receiving Periostat experienced more than a 50% mean reduction in comedones and inflammatory lesions from baseline levels. Patent applications for Periostat to treat acne have been filed with the U.S. Patent and Trademark Office.

     The Periostat acne clinical trial was a multi-center, placebo-controlled, double-blind study chaired by Dr. Robert Skidmore, Chief of Dermatology at the University of Florida

Medical Center, and was also conducted by Dr. Rodney Kovach, Chief of Dermatology at West Virginia University Health Sciences Center. The results revealed statistically and clinically significant benefits to patients receiving Periostat for all three of the pre-established primary endpoints: change in total comedones, total inflammatory lesions and total lesion counts.

     Metastat

     Cancer metastasis is the spread of cancer cells from a diseased organ to the lymphatic or circulatory system, where such cells then migrate throughout the body causing cancer to develop in other organs. Tumor cell invasion is a complex process that involves the destruction of the basement membrane, or structural support tissue, of the lymphatic or circulatory system, and the migration of tumor cells to secondary sites, followed by proliferation of these cells. Data from pre-clinical studies sponsored by us at two major universities suggest that several of our IMPACS drug candidates have potent activity in models of cancer invasion, including prostate, breast, lung, colon and melanoma.

     These studies also demonstrated that the down-regulation of the invasive phenotype by conventional tetracyclines and IMPACS results in a decreased ability of tumor cells to invade the lung in models of metastasis. For example, IMPACS have been shown to modulate the specific type of matrix metalloproteinases isolated from human lung cancer cells, the activity of which has been correlated with the metastatic potential of tumors. In animal models involving a variety of human cancer cell types, including prostate, breast, lung, colon and melanoma, IMPACS developed by us exhibited an ability to inhibit metastasis.

     In October 1996, we executed a letter of intent with the National Cancer Institute to formalize a collaborative research and development agreement pursuant to which the National Cancer Institute agreed to perform pharmacology, toxicology and Phase I clinical trials using our lead compound for the prevention of cancer metastasis, Metastat.

     In June 1997, we announced that we had formally extended our Collaboration Agreement with the National Cancer Institute with respect to the development of Metastat. On December 5, 1997, we announced that the National Cancer Institute had filed an investigational new drug application for Metastat. In January 1998, we initiated Phase I clinical trials with respect to Metastat. Such studies were sponsored by the National Cancer Institute pursuant to our Collaboration Agreement with the National Cancer Institute. In February 1999, we released initial findings related to such studies. Following oral administration, desired plasma concentrations of the compound were achieved and no dose-limiting side effects other than manageable phototoxicity were encountered. In February 1999, we also announced the allowance of a United States patent which provides intellectual property protection for the use of Metastat for the inhibition of cancer metastasis. Subsequently, the National Cancer Institute advised us that it believed that the level of photosensitivity, although manageable, could limit the commercial viability of Metastat. However, the National Cancer Institute also advised us that it remained interested in the mechanism of action of this class of compounds and it intended to complete the current clinical trials to establish "proof of principal" with respect to a variety of surrogate markers. Two Phase I clinical trials were completed in 1999, one Phase I clinical trial is ongoing and a fourth was initiated in the first half of 2001. Results from the two initial Phase I studies of Metastat in refractory solid tumors and refractory metastatic cancer demonstrated limited disease stabilization, with one patient, suffering from an hemangioendothelioma (an unusual type of lung tumor), remaining on Metastat for over two years without progressive disease. The studies established a maximum tolerated dose, with phototoxicity proving to be the dose-limiting toxicity.

     On May 18, 2000, we announced positive findings from an 18-patient, National Cancer Institute sponsored Phase I dose-escalating study of Metastat, administered once daily to patients with Kaposi's sarcoma, a disfiguring and potentially deadly malignancy frequently associated with human immunodeficiency virus (HIV). In such Phase I clinical trials, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma and the National Cancer Institute has elected to continue testing Metastat in Phase II clinical trials. This trial is an open-label, two-dose study to establish clinical efficacy in patients with HIV-related Kaposi's sarcoma. The trial began recruitment in summer 2001 and presently is approximately 50% recruited.

     Preclinical and Other Research and Development Activities

     We have an active preclinical program in place to identify and characterize IMPACS that exhibit enhanced biological activities compared to Periostat and Metastat. In collaboration with the University of Rochester, we have synthesized over thirty new IMPACS. These are being evaluated in a variety of in vitro and in vivo assay systems under a three-year research agreement with SUNY, which concluded in May 2001.

     We receive certain proprietary rights to inventions or discoveries that arise as a result of this research. Our current research and development objective is to develop additional products utilizing our IMPACS technology, preferably in conjunction with development partners.

     In February 2002 we announced that we had licensed a dermal and transdermal drug delivery technology, named Restoraderm(TM), from its inventor. Restoraderm is designed to enhance the dermal delivery of a variety of active ingredients and we intend that it will form the basis for a portfolio of topical dermatological pharmaceuticals.

     The Restoraderm technology is based on the ability of certain lipid compositions to enhance the natural skin barrier and facilitate the dermal and transdermal delivery of known active ingredients. The Restoraderm technology is currently still under development, and we anticipate that the first products to be developed using the technology will be available in late 2002. In exchange for the rights to the technology, we will pay the inventor milestone fees upon the achievement of certain objectives as well as royalties on future sales of products based on the technology.

     Our research and development expenditures were approximately $5.0 million, $3.1 million and $3.8 million in 1999, 2000 and 2001, respectively. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

PATENTS, TRADE SECRETS AND LICENSES

     Our success will depend in part on patent and trade secret protection for our technologies, products and processes, and on our ability to operate without infringement of proprietary rights of other parties both in the United States and in foreign countries. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes.

     We depend on our license from the Research Foundation of the State of New York at Stony Brook for all of our core technology. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Thirty (30) United States patents and three (3) United States patent applications held by SUNY are licensed to us under the SUNY License. Three (3) of the thirty (30) patents have been co-assigned to the University of Miami, Florida, and another patent has been co-assigned to Washington University. Other institutions are co-owners with SUNY as follows: one (1) patent is co-owned with the Hospital for Joint Diseases in New York City; three (3) patents are co-owned with the University of Helsinki; and one (1) patent is co-owned with the University of Rochester.

     The primary United States patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related United States patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The twenty-eight (28) other United States patents relate to chemically modified tetracyclines, or CMTs, and compositions of certain CMTs with anti-proteinase properties, including anti-gelatinase, anti-membrane-type metalloproteinase, anti-collagenase, and anti-elastase properties and methods of use of tetracyclines to reduce bone loss and skeletal muscle wasting; and methods of use of tetracyclines to enhance bone growth and promote synthesis in skeletal muscle, inhibit protein glycosylation, inhibit excess phospholipase A2 activity/production, inhibit endogenous production of nitric oxide (NO), enhance endogenous production of interleukin 10, reduce dental plaque adhesion, and inhibit or reduce pulmonary neutrophil infiltration (or accumulation). SUNY did not apply in foreign countries for patents corresponding to the Primary Patent, but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. One of the Secondary Patents has also been issued in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan, and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines to reduce bone loss. Seventy six (76) patents have been issued in foreign countries. All of SUNY's United States and foreign patents expire between 2004 and 2018. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that we will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition and results of operations.

     One of the United States patents and a corresponding Japanese patent application licensed to us under the SUNY License are owned jointly by SUNY and a Japanese company. These patent rights, which expire in 2012, cover particular CMTs (the "Jointly Owned CMTs") that were involved in research activities between SUNY and the Japanese company. The Japanese company may have exclusive rights to these Jointly Owned CMTs in Asia, Australia and New Zealand and may have a non-exclusive right to exploit these Jointly Owned CMTs in other territories. These Jointly Owned CMTs are not involved in our Periostat product but could, in the future, prove to be important for one or more of our other potential applications of its technology. If we incorporate the Jointly Owned CMTs in any future product, it may be precluded from marketing these products in Asia, Australia and New Zealand and could experience increased competition in other markets from the joint owner.

     In consideration of the license granted to us, we: (i) issued to SUNY 78,948 shares of common stock; and (ii) have agreed to pay SUNY royalties on the net sales of products employing tetracyclines, with minimum annual royalty payments per year. The term of the license is: (i) until the expiration of the last to expire of the licensed patents in each country; or (ii) until November 18, 2018, at which time we have a fully paid, non-exclusive license.

     In addition to the patents and patent applications licensed from SUNY which represent the core technology, we own additional technology for which applications for United States patents have been filed and have been issued. In this regard, we report the existence of an issued patent for a toothpaste/mouthwash formulation for the amelioration of dentin hypersensitivity. Furthermore, we report pending applications covering: (i) new tetracycline derivatives having increased lipophilicity; and (ii) methods of treating acne.

     We intend to enforce our patent rights against third-party infringers. Due to the general availability of generic tetracyclines for use as antibiotics, we could become involved in infringement actions, which could entail substantial costs to us. Regardless of the outcome, defense or prosecution of patent claims is expensive and time consuming, and results in the diversion of substantial financial, management and other resources from our other activities.

     Our patent positions, like those of other pharmaceutical firms, are generally uncertain and involve complex legal and factual questions. Consequently, as to the patent applications licensed to us, even though we currently prosecute such patent applications with United States and foreign patent offices, we do not know whether any of such applications will result in the issuance of any additional patents or, if any additional patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until published or until patents issue, and since publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions.

     There can be no assurance that patent applications to which we hold rights will result in the issuance of patents, that any patents issued or licensed to us will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to our technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how, or that others will not be issued patents which may prevent the sale of one or more of our products, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct our business. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us. Our failure to obtain these licenses would have a material adverse effect on our business, financial condition and results of operations.

     Our success is also dependent upon know-how, trade secrets, and the skills, knowledge and experience of our scientific and technical personnel. We require all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. In addition, we seek to obtain such agreements from our consultants, advisors and research collaborators. There can be no assurance that adequate protection will be provided for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. We occasionally provide information and chemical compounds to research collaborators in academic institutions, and request that the collaborators conduct tests in order to investigate certain properties of the compounds. There can be no assurance that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to us on acceptable terms. If the assertion of intellectual property rights by an academic institution can be substantiated, failure of the academic institution to grant intellectual property rights to us could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

     Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of the products we develop and market. In the United States, the FDA regulates Periostat and our products in development as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. The FDA regulates Atrisorb FreeFlow and Atrisorb-D as medical devices under the Food, Drug and Cosmetic Act and implementing regulations. Failure to comply with FDA requirements may subject us to administrative or judicial sanctions, such as the FDA's refusal to approve pending applications or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approvals, import detentions, injunctions, and/or criminal prosecution.

     Our products in development are drugs. The steps required before a drug may be marketed in the United States include:

     o    pre-clinical   laboratory  tests,  animal  studies,   and  formulation
          studies;

     o submission to the FDA of an investigational new drug exemption for human clinical testing, which must become effective before human clinical trials may begin;

     o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

     o    submission to the FDA of a new drug application for approval;

     o satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Good Manufacturing Practice; and

     o    FDA review and approval of the new drug application.

     Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, and a plan for studying the product in humans, are submitted to the FDA as part of an investigational new drug exemption, which must become effective before human clinical trials may begin. An investigational new drug exemption automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials outlined in the investigational new drug exemption. In that case, the investigational new drug exemption sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an investigational new drug exemption does not always result in the FDA allowing clinical trials to commence.

     Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators and are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug exemption process, and must be reviewed and approved by an independent Institutional Review Board before it can begin. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, phamacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that Phase 1, Phase 2, or Phase 3 testing for our products in development will be completed successfully within any specified period of time, if at all. Many products that initially appear promising are found, after clinical evaluation, not to be safe and effective. Also, we, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     Assuming  successful  completion  of the  required  clinical  testing,  the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a new drug application requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless compliance with GMP is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA approved our new drug application for Periostat in 1998; we cannot be sure that any additional approvals will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. For example, before we can market Periostat for additional indications now being evaluated, we will be required to obtain an additional FDA approval.

     As a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. As part of the new drug application for Periostat, the FDA has requested a postmarket animal study related to long-term dosing and carcogenicity, which was completed in 2000.

     In some circumstances, approved drugs are provided protection from competitive versions of the approved drug for specified time periods. For example, the law provides for patent extension or market exclusivity in certain circumstances. Periostat, however, is not eligible for such protection.

     Approved and cleared drugs and medical devices remain subject to comprehensive regulation by the FDA while they are being marketed. The drug and medical device regulatory schemes differ in detail, but they are essentially similar. For example, marketers of approved and cleared drugs and medical devices are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. Also, the FDA does not permit a manufacturer to market or promote an approved or cleared drug product or medical device for an unapproved or uncleared use. Also, quality control and manufacturing procedures must continue to conform to the FDA's requirements for Good Manufacturing Practices (for drugs) or Quality Systems Regulation (for medical devices) after approval. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with these and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with manufacturing and other requirements. We buy bulk active ingredient for Periostat and our products in development from third party suppliers and finish the products in third party manufacturing facilities. The other products we market, Vioxx, Atridox, Atrisorb FreeFlow, and Atrisorb-D, are provided by suppliers. Our failure, or the failure of our suppliers, to comply with FDA requirements could disrupt production and subject us to administrative or judicial sanctions.

     In addition to the applicable FDA requirements, we are subject to foreign regulatory authorities governing clinical trials and drug sales. Whether or not FDA approval has been obtained, approval of a pharmaceutical product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. We have filed for and subsequently received approval from the United Kingdom Medicines Control Agency for the marketing of Periostat tablets in the United Kingdom. Such application was filed with the United Kingdom acting as a Reference Member State. In June 2001, our wholly-owned subsidiary, CollaGenex International Limited, completed the official filings for the registration of Periostat tablets with the European Union Member States and Norway. Under the Mutual Recognition Procedure, once marketing approval for a pharmaceutical is granted by one European Member State, such state then acts as a Reference Member State, and assists in expediting the review and approval of the pharmaceutical in other European Member States.

     In February 2002, we received provisional approval for the marketing of Periostat from seven European Member States including Austria, Finland, Ireland, Italy, Luxembourg, the Netherlands and Portugal. We expect to receive final approval to market Periostat in these countries following our submission of local language labeling based on the text approved under the Mutual Recognition Procedure.

     Dentaplex, our nutritional supplement, is specifically formulated to help maintain oral health, as a dietary supplement. Dietary supplements are regulated by the FDA under the Food, Drug, and Cosmetic Act and implementing regulations. Although dietary supplements generally do not require the FDA approval prior to marketing, the FDA regulates the safety, promotion, and labeling of dietary supplements. To qualify as a dietary supplement, a product must meet a number of requirements, e.g., it must contain a dietary ingredient, it must be labeled as a dietary supplement, and it must meet requirements for safety. Dietary supplements may be marketed with claims that they are intended to affect the structure or function of the body, but, with narrow exceptions, they may not be marketed with claims that they will diagnose, treat, prevent, cure, or mitigate a disease. The distinction between claims that a product affects the structure and function of the body and claims that a product diagnoses, treats, cures, mitigates, or prevents disease can be difficult to apply in practice, and the FDA has been active in notifying companies that because their claims are not acceptable, their products are drugs rather than dietary supplement. We can not be sure that the FDA will not assert that Dentaplex does not meet the requirements for dietary supplement status, which could result in FDA enforcement action or in our having to make changes to the product or its promotion or labeling, or withdraw it from the market.

COMPETITION

     The pharmaceutical industry is subject to intense competition as well as rapid and significant technological change. We expect that competition in the periodontal area will be based on other factors, including product efficacy, safety, cost-effectiveness, ease of use, patient discomfort, availability, price, patent position and effective product promotion.

     We believe that Periostat is distinguished from other existing and known periodontitis treatments in that it is the only treatment which is directed to suppression of the enzymes that degrade periodontal support tissues. We believe that all other therapies focus on temporarily removing the bacteria associated with periodontitis. Periostat is a prescription pharmaceutical tablet indicated as an adjunct to scaling and root planing to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis that is taken by the patient between dental visits. We believe that the following chart summarizes the available forms of periodontitis treatment, other than scaling and root planing and resective surgery:

Product          Product                    Dental       Delivery    Patient          Treatment
Name             Manufacturer/Marketer      Procedure    Route       Administered     Focus
-----------      ---------------------      ---------    -----       ------------     ---------

Periostat        CollaGenex                    No        Systemic         Yes         Tissue
                 Pharmaceuticals, Inc.                                                degradation

*Atridox         Atrix Laboratories/           Yes        Local           No          Bacteria
                 CollaGenex
                 Pharmaceuticals, Inc.

Periochip        Dexxon Ltd.                   Yes        Local           No          Bacteria

Arestin          Orapharma, Inc.               Yes        Local           No          Bacteria


     * In August 2001, we entered into a License and Marketing Agreement with Atrix Laboratories, Inc. pursuant to which we market Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community. See -- "Item 1. Business"


     Many of the companies participating in the periodontal area have substantially greater financial, technical and human resources than we do, and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours.

EMPLOYEES

     We have historically outsourced our manufacturing, clinical trials, new drug application preparation, warehousing, distribution and other activities. We intend to continue to outsource many of the activities which we have historically outsourced. As of December 31, 2001, we employed 155 persons. Each of our management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. We cannot be certain that we will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that our marketing and sales efforts will be successful. Currently, none of our employees are covered by collective bargaining agreements. In general, our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     IF PERIOSTAT IS NOT ADOPTED ROUTINELY BY DENTAL PROFESSIONALS OR IF MANAGED CARE PROVIDERS DO NOT CONTINUE TO REIMBURSE PATIENTS, OUR SALES GROWTH WILL SUFFER.

     Our growth and success depends in large part on our ability to continue to demonstrate the safety and effectiveness of Periostat for the treatment of gum disease to dental practitioners. Periostat is the first long-term medical therapy for any dental disease and dentists are not accustomed to prescribing drugs for a minimum 90-day duration. Periostat works by suppressing certain enzymes involved in the periodontal disease process, which is a new concept for many dentists who believe that removing bacterial plaque is the only way to treat this disease. Accordingly, our sales efforts are largely focused on educating dental professionals about an entirely new approach to treating periodontitis. Although over 35,000 dentists in the United States have written at least one prescription for Periostat, a number of dentists have not adopted Periostat routinely into their treatment of adult periodontitis. Other dentists have prescribed Periostat for only a subset of their eligible patients, typically their most advanced or refractory cases. If we are unable to initiate and/or expand usage of Periostat by dentists, our sales growth will suffer.

     Approximately 65% of the large managed care providers in the United States (defined as those that cover 100,000 or more lives) reimburse their patients for Periostat, typically requiring a modest co-payment. Our goal is to achieve reimbursement from approximately 75% of the large managed care providers, since the remainder have policies that do not reimburse for drugs to treat dental conditions. Patients who are not reimbursed by managed care providers may choose not to accept Periostat as a treatment.

     WE RELY ON PERIOSTAT FOR MOST OF OUR REVENUE.

     During 1999, Periostat accounted for 95% of our total net revenues. During 2000, Periostat accounted for 84% of our total net revenues. During 2001, Periostat accounted for approximately 87% of our total net revenues. Although we currently derive additional revenue from marketing and/or selling other products (Vioxx(R), Atridox, Atrisorb FreeFlow and Atrisorb-D) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat.

     WE ANTICIPATE FUTURE LOSSES.

     From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. During the year ended December 31, 2000, we experienced a net loss of approximately $8.8 million. During the year ended December 31, 2001, we experienced a net loss of approximately $8.1 million. From inception through December 31, 2001, we have experienced an aggregate net loss of $69.5 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. We expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat. As a result, we anticipate losses at least through the second quarter of 2002.

     WE HAVE A LIMITED MARKETING AND SALES HISTORY AND MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCT CANDIDATES.

     We have a limited history of marketing, distributing and selling pharmaceutical products in the dental market. In January 1999, we first trained a sales force of sales representatives and managers and began to promote Periostat to the dental community. We market and sell our products in the United States through this direct sales force. Furthermore, we have entered into agreements to market Periostat, upon receipt of the necessary foreign regulatory approvals, in certain countries in Europe, Israel, Japan, Canada and the Middle East, and we continue to evaluate partnering arrangements in other countries outside the United States. If we are unable to continue to recruit, train and retain sales and marketing personnel, we will be unable to successfully expand our sales and marketing efforts. Furthermore, if our foreign partners do not devote sufficient resources to perform their contractual obligations with us, we may not achieve our foreign sales goals. Pursuant to an exclusive Licensing and Marketing Agreement with Atrix Laboratories, Inc., we began marketing Atrix's proprietary dental products, Atridox(R), Atrisorb(R) FreeFlow and Atrisorb(R)-D, to the United States dental market in October 2001. It is too early to determine whether there will be sufficient acceptance of these products to achieve or maintain profitability.

     OUR COMPETITIVE POSITION IN THE MARKETPLACE DEPENDS ON ENFORCING AND SUCCESSFULLY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS.

     In order to be competitive in the pharmaceutical industry, it is important to establish, enforce, and successfully defend patent and trade secret protection for our established and new technologies. We must also avoid liability from infringing the proprietary rights of others.

     Our core technology is licensed from The Research Foundation of the State University of New York ("SUNY"), and other academic and research institutions collaborating with SUNY. Under the license agreement with SUNY (the "SUNY License") we have an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.

     SUNY owns thirty (30) United States patents and three (3) United States patent applications that are licensed to us. The patents licensed from SUNY expire between 2004 and 2018. Two of the patents are related to Periostat and expire in 2004 and 2007. Technology covered by these patents becomes available to competitors as the patents expire.

     Since many of our patent rights cover new treatments using tetracyclines, which are generally available for their known use as antibiotics, we may be required to bring expensive infringement actions to enforce our patents and protect our technology. Although federal law prohibits making and selling pharmaceuticals for infringing use, competitors and/or practitioners may provide generic forms of tetracycline for treatment(s) which infringe our patents, rather than prescribe our Periostat product. Enforcement of patents can be expensive and time consuming.

     Our success also depends upon know-how, trade secrets, and the skills, knowledge and experience of our scientific and technical personnel. To that end, we require all of our employees and, to the extent possible, all consultants, advisors and research collaborators, to enter into confidentiality agreements prohibiting unauthorized disclosure. With respect to information and chemical compounds we provide for testing to collaborators in academic institutions, we cannot guarantee that the institutions will not assert property rights in the results of such tests nor that a license can be reasonably obtained from such institutions which assert such rights. Failure to obtain the benefit of such testing could adversely affect our commercial position and, consequently, our financial condition.

     IF WE LOSE OUR SOLE SUPPLIER OF DOXYCYCLINE OR OUR CURRENT MANUFACTURER OF PERIOSTAT, OUR COMMERCIALIZATION OF PERIOSTAT WILL BE INTERRUPTED OR LESS PROFITABLE.

     We rely on a single supplier, Hovione International Limited ("Hovione"), for doxycycline, the active ingredient in Periostat. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, ninety (90) days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for ninety (90) days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such 90-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. If we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Periostat.

     We historically relied on a single third-party contract manufacturer, Applied Analytical Industries, Inc., ("AAI") to produce Periostat in a capsule formulation. AAI served notice of its intent to terminate its agreement to supply Periostat capsules to us as of November 2001. The agreement with AAI provided for AAI to commit to an additional twelve (12) months supply of product at a price premium, should we be unable to qualify an alternative manufacturing source subsequent to the termination of the AAI agreement. As an alternative, and in an effort to capitalize on certain manufacturing cost advantages, in July 2001, we launched our new tablet formulation of Periostat which has now replaced our capsule formulation of Periostat. We believe that the change to a tablet formulation will positively impact our results of operations by improving our gross margin on Periostat sales from approximately 79% to approximately 88% of Periostat net sales. We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc. ("PMRS"), for such tablet formulation for Periostat, and we are, therefore, no longer dependent upon, nor do we utilize, AAI. We have fulfilled our initial purchase orders with PMRS and expect to make certain purchases from PMRS through 2002. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat. We also intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one (1) year to successfully transition from PMRS to a new manufacturer.

     OUR PRODUCTS ARE SUBJECT TO EXTENSIVE REGULATION BY THE FDA.

     Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat, Vioxx(R), and Atridox(R) have been approved by the FDA as drugs. Atrisorb(R) FreeFlow and Atrisorb(R)-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. If the FDA does not approve our products in a timely fashion, or does not approve them at all, our financial condition may be adversely affected.

     In addition, drug and medical device products remain subject to comprehensive regulation by the FDA while they are being marketed. The drug and medical device regulatory schemes differ in detail, but they are essentially similar. The FDA regulates, for example, the safety, manufacturing, labeling, and promotion of both drug and medical device products. Although Dentaplex, a dietary supplement, did not require FDA approval prior to marketing, it is also subject to regulation while it is being marketed. If we or our partners who manufacture our products fail to comply with regulatory requirements, various adverse consequences can result, including recalls, civil penalties, withdrawal of the product from the market and/or the imposition of civil or criminal sanctions.

     We are, and will increasingly be, subject to a variety of foreign regulatory regimes governing clinical trials and sales of our products. Other than Periostat, which has been approved by the Medicines Control Agency for marketing in the United Kingdom, our products in development have not been approved in any foreign country. Whether or not FDA approval has been obtained, approval of drug products by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of those products in those countries. The approval process varies from country to country and other countries may also impose post-approval requirements. Other countries may also impose regulatory requirements on dietary supplements.

     IF OUR PRODUCTS CAUSE INJURIES, WE MAY INCUR SIGNIFICANT EXPENSE AND LIABILITY.

     Our business may be adversely affected by potential product liability risks inherent in the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or co-promotion rights. We have $10.0 million in product liability insurance for Periostat. This level of insurance may not adequately protect us against product liability claims. Insufficient insurance coverage or the failure to obtain indemnification from third parties for their respective liabilities may expose us to product liability claims and/or recalls and could cause our business, financial condition and results of operations to decline.

     IF WE NEED ADDITIONAL FINANCING, AND FINANCING IS UNAVAILABLE, OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS AND OUR OPERATIONS WILL BE ADVERSELY AFFECTED.

     We have historically financed our operations through public and private equity financings. Our capital requirements depend on numerous factors, including our ability to successfully commercialize Periostat, competing technological and market developments, our ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products, and the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights. We anticipate that we may be required to raise additional capital in order to conduct our operations. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. At December 31, 2001 we had cash, cash equivalents and short-term investments of approximately $6.2 million. In March 2001, we raised approximately $6.8 million, net of offering costs, through the sale of our common stock and warrants to purchase shares of our common stock. In August 2001, we raised approximately $3.0 million through the sale of unregistered shares of our common stock to Atrix Laboratories, Inc. in connection with our entering into certain licensing arrangements with Atrix. We anticipate that our existing working capital will be sufficient to fund our current operations through at least the end of 2002. However, we may seek additional funding to expand our current operations through the acquisition of additional products or by investing in the development of our research and development pipeline.

     BECAUSE OUR EXECUTIVE OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN APPROXIMATELY 34.5% OF OUR CAPITAL STOCK, THEY COULD CONTROL OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OUR OTHER STOCKHOLDERS.

     Currently, our executive officers, directors and affiliated entities together beneficially own approximately 34.5% of the outstanding shares of our common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to exercise control over corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

     WE EXPECT TO SELL SHARES OF OUR COMMON STOCK IN THE FUTURE, INCLUDING SHARES ISSUED UNDER OUR EQUITY LINE WITH KINGSBRIDGE CAPITAL LIMITED AND THESE SALES WILL DILUTE THE INTERESTS OF SECURITY HOLDERS AND DEPRESS THE PRICE OF OUR COMMON STOCK.

     As of December 31, 2001, there were 10,999,573 shares of our common stock outstanding, options to purchase approximately 2,452,609 shares of our common stock outstanding, and there were outstanding warrants to purchase approximately 550,000 shares of our common stock outstanding. There are also 924,880 shares of common stock which, upon effectiveness of our shelf registration statement, are issuable under the equity line with Kingsbridge and 40,000 shares issuable under the warrants which we granted to Kingsbridge in connection with the equity line arrangement. We may also issue additional shares in acquisitions, financings or in connection with the grant of additional stock options to our employees, officers, directors or consultants under our stock option plans.

     The issuance or even the potential issuance of shares under the equity line, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, if we draw down under the equity line, we will issue shares to Kingsbridge at a discount to the daily volume weighted average prices of our common stock during the fifteen (15) trading days after notification of a drawdown. This will further dilute the interests of the other stockholders.

     If we draw down on the equity line when share prices are decreasing, we will need to issue more shares, which will lead to dilution and potentially further price decrease.

     As we sell shares of our common stock to Kingsbridge under the equity line and then Kingsbridge sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down on the equity line as the price of our common stock decreases, we will need to issue more shares of our common stock for any given dollar amount that Kingsbridge invests, subject to the minimum selling price we specify. The perceived risk of dilution from sales of stock to Kingsbridge may cause holders of our common stock to sell their shares, or it may encourage short sales. This could contribute to a decline in our share price. Kingsbridge has covenanted in the equity line arrangement that neither Kingsbridge nor any of its affiliates nor any entity managed by Kingsbridge will ever be in a net short position with respect to shares of our common stock in any accounts directly or indirectly managed by any such person or entity. The more shares that we issue under the equity line of credit, the more diluted our shares will be and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

     OUR STOCK PRICE IS HIGHLY VOLATILE, AND THEREFORE THE VALUE OF YOUR INVESTMENT MAY FLUCTUATE SIGNIFICANTLY.

     The market price of our common stock has fluctuated and may continue to fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the stock market in general has experienced dramatic price and volume fluctuations from time to time. These fluctuations may or may not be based upon any business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely.

     The following table sets forth the high and low closing market price for our common stock for each of the quarters in the period beginning January 1, 1999 through December 31, 2001 as reported on the Nasdaq National Market:

                QUARTER ENDED                  HIGH                LOW

       March 31, 1999...............           $12.19              $8.25
       June 30, 1999................           $11.25              $8.25
       September 30, 1999...........           $22.38              $9.50
       December 31, 1999............           $25.00             $15.75
       March 31, 2000...............           $27.13             $12.63
       June 30, 2000................           $15.50              $8.25
       September 30, 2000...........            $9.88              $8.06
       December 31, 2000............            $7.88              $3.13
       March 31, 2001...............            $6.00              $4.47
       June 30, 2001................            $8.80              $5.06
       September 30, 2001...........           $10.00              $7.25
       December 31, 2001............            $9.50              $7.50


ITEM 2.     PROPERTIES.

     We own no real property. Our principal executive offices, located at 41 University Drive, Suite 200, Newtown, Pennsylvania, consist of approximately 14,204 square feet. Our lease for such premises continues through April 2009.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND  RELATED STOCKHOLDER
            MATTERS.

     Prior to June 1996, there was no established market for our common stock. Since June 20, 1996, our common stock has traded on the Nasdaq National Market under the symbol "CGPI."

     The following table sets forth the high and low bid information for our common stock for each of the quarters in the period beginning January 1, 2000 through December 31, 2001 as reported on the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    QUARTER ENDED               HIGH            LOW
           ----------------------------       --------       ----------
           March 31, 2000...............        $30.38         $11.88
           June 30, 2000................        $16.06          $7.50
           September 30, 2000...........         $9.91          $6.44
           December 31, 2000............         $8.00          $2.75
           March 31, 2001...............         $5.99          $4.00
           June 30, 2001................         $9.00          $4.88
           September 30, 2001...........        $10.40          $6.49
           December 31, 2001............         $9.49          $7.26

     As of March 15, 2002, the approximate number of holders of record of our common stock was 116 and the approximate number of beneficial holders of our common stock was 3,466.

     We have never declared or paid any cash dividends on our common stock. Except as set forth below, we intend to retain earnings, if any, to fund future growth and the operation of our business. On May 12, 1999, we consummated a
$20.0 million financing through the issuance of our Series D cumulative convertible preferred stock. As a result of such financing, we have cumulative cash and common stock dividend obligations to the holders of the Series D preferred stock. Such financing arrangement also limits our ability to generally declare dividends to our common stockholders. In addition, our ability to generally declare dividends to our common stockholders is further limited by the terms of our credit facility with Silicon Valley Bank. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below with respect to our consolidated statement of operations data for each of the years in the three-year period ended December 31, 2001, and with respect to the consolidated balance sheet data at December 31, 2000 and 2001 are derived from and are qualified by reference to our audited consolidated financial statements and the related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and

Reports on Form 8-K" herein. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 and with respect to the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                       1997         1998          1999         2000         2001
                                    ------------  ----------    ----------   ----------   ----------
CONSOLIDATED STATEMENT OF                     (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
 OPERATIONS DATA:

Revenues:
  Product sales................    $      --     $   3,053    $  15,211     $  20,501    $  31,358
  License revenues.............          325           400          100           530          488
  Contract revenues............            9             8          770         3,240        3,386
                                       -----      --------     --------      --------     --------
Total revenues.................          334         3,461       16,081        24,271       35,232
Operating expenses:
  Cost of product sales........           --           745        3,139         4,070        5,825
  Research and development.....        4,200         4,670        5,005         3,128        3,764
  Selling, general and
    administrative.............        6,096        10,600       23,180        25,746       34,010
                                       -----      --------     --------      --------     --------
      Operating loss...........       (9,962)      (12,554)     (15,243)       (8,673)      (8,367)
Interest income................        1,338           988          851           613          232
Interest expense...............           --            --         (197)          (15)         (17)
Other income (expense).........           --            --           (2)            9            8
                                       -----      --------     --------      --------     --------
Loss before cumulative
  effect of change in
  accounting principle.........       (8,624)      (11,566)     (14,591)       (8,066)      (8,144)
Cumulative effect of change
  in accounting principle(1)...           --            --           --          (764)          --
                                       -----      --------     --------      --------     --------
Net loss.......................       (8,624)      (11,566)     (14,591)       (8,830)      (8,144)
Net loss allocable to common
  stockholders.................    $  (8,624)    $ (11,566)   $ (15,683)    $ (10,519)   $  (9,824)
Basic and diluted net loss
  per share allocable to
  common stockholders before
  cumulative effect of
  change in accounting
  principle....................    $   (1.04)    $   (1.35)   $   (1.82)    $   (1.12)   $   (0.94)
Basic and diluted net loss
  per share allocable to
  common stockholders(2).......    $   (1.04)    $   (1.35)   $   (1.82)    $   (1.21)   $   (0.94)
Shares used in computing
  basic and diluted per
  share amounts(2).............        8,291         8,579        8,598         8,712       10,414

                                                           AS OF DECEMBER 31,
                                    ----------------------------------------------------------------
                                       1997         1998          1999         2000         2001
                                    ------------  ----------    ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET                                  (IN THOUSANDS)
  DATA:                             ----------------------------------------------------------------

Cash, cash equivalents and
  short-term investments.......    $  22,771     $  10,250    $  14,367     $   5,448    $   6,171
Total assets...................       23,165        14,740       18,563        10,431       14,698
Note payable, less current
  portion......................           --            --          116            47           --
Accumulated deficit............      (26,362)      (37,928)     (53,611)      (64,130)     (73,954)
Total stockholders' equity.....       20,708         9,281       13,607         5,264        7,127

(1) See Note 9 of Notes to Consolidated Financial Statements for information concerning the cumulative effect of change in accounting principle.

(2) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat, is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. We are marketing Periostat to the dental community through our own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. We distribute Periostat through drug wholesalers and large retail chains in the United States and the United Kingdom. The Atrix dental products are distributed through a specialty distributor who sells these products directly to dental practitioners in the United States. Our sales force also co-promotes Vioxx, a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States.

     We began operations in January 1992 and functioned primarily as a research and development company until 1998. During this period, we operated with a minimal number of employees, and substantially all of our pharmaceutical development activities were contracted to independent contract research and other organizations. Following FDA approval of Periostat in September 1998, we significantly increased our number of employees, primarily in the areas of sales and marketing. We continue to contract our research and development activities as well as manufacturing, warehousing and distribution functions.

     We have incurred losses each year since inception and have an accumulated deficit of $74.0 million at December 31, 2001.

     Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of our sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. Our success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Periostat has been approved by the FDA for marketing in the United States and approved by the Medicines Control Agency for marketing in the United Kingdom. There can be no assurance that any of our other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by us. In addition, there can be no assurance that we will successfully commercialize Vioxx, Atridox, Atrisorb FreeFlow and Atrisorb-D. As a result of these risks, and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     From our founding through the quarter ended September 30, 1998, we had no revenues from sales of our own products. During the fourth quarter of 1998, we achieved net product sales of $3.1 million following the commercial launch of Periostat in November 1998. Most of the 1998 sales represented initial wholesale and retail stocking. During the year ended December 31, 1999, we achieved net product sales of $15.2 million from sales of Periostat, contract revenues of $770,000 and $100,000 in license fees relating to the signing of a distribution agreement for Periostat in Canada.

     During the year ended December 31, 2000, we achieved net product sales of $20.5 million from sales of Periostat, contract revenues of $3.2 million and license and milestone fees of $530,000 from various foreign distribution and marketing agreements for Periostat. Included in this $530,000 was $397,000 in license revenues that were deferred upon the implementation of Staff Accounting Bulletin SAB 101 ("SAB 101"), effective January 1, 2000; these amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

     During the year ended December 31, 2001, we achieved net product sales of $31.4 million, including $30.6 million from the sale of Periostat and $732,000 from the sale of Atridox and Atrisorb FreeFlow. In addition, during the year ended December 31, 2001, we generated $3.4 million in contract revenues and $488,000 in licensing revenue, which included $63,000 in previously recognized up-front license fees that were deferred upon the adoption of SAB 101.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition.

     We recognize sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business.

     Since our inception, a portion of our revenue has been generated from license and distribution agreements for our products. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. Any amounts deferred are amortized to revenue over the expected performance period of each underlying agreement. Deferred revenue represents the portion of up front license payments received that has not been earned. Milestone revenue from licensing arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research, development or regulatory process.

     YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUES

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)          2001           CHANGE              2000
                                ----           ------              ----
--------------------------------------------------------------------------------
Product Sales               $   31,358           53%           $   20,501
--------------------------------------------------------------------------------
Contract Revenues                3,386            5                 3,240
--------------------------------------------------------------------------------
License Revenues                   488           (8)                  530
                            -----------                       ------------
--------------------------------------------------------------------------------
Total                       $   35,232           45%           $   24,271
--------------------------------------------------------------------------------

     Revenues in 2001 included $30.6 million in net sales of Periostat, $732,000 in net sales of Atridox and Atrisorb FreeFlow, $3.4 million in contract revenue, which were derived from our co-promotion of Vioxx and Denavir, and $488,000 in foreign license and milestone revenues for Periostat. Product sales increased $10.9 million, or 53%, in 2001 mainly as a result of the DTC advertising campaign for Periostat that we launched in the United States in January 2001. The increase in product sales also included $732,000 in product sales of Atridox and Atrisorb FreeFlow, which were launched in October 2001. Revenues from Denavir accounted for approximately $297,000 of 2001 contract revenues. Novartis, which acquired Denavir from SmithKline Beecham Consumer Healthcare in early 2001, terminated our Co-Promotion Agreement with respect to Denavir effective April 13, 2001. We have not recognized any revenue with respect to sales of Denavir since April 2001.

     Revenues in 2000 included $20.5 million in net sales of Periostat, $3.2 million in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, and $530,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $700,000 of such contract revenues. There were no sales of Atridox or Atrisorb FreeFlow in 2000.

     In accordance with SAB 101, which we adopted in 2000, $63,000 of our 2001 licensing revenues of $488,000 were attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and are being recognized as income over the expected performance period of these agreements. License revenues in 2001 also included $425,000 in milestone fees associated with obtaining regulatory approval in certain countries. Our 2000 licensing revenues of $530,000 included $410,000 of up-front license fees received for various agreements which are being recognized as revenue over the expected performance period of these agreements in accordance with SAB 101. We also recorded another $120,000 in milestone fees associated with obtaining regulatory approval in certain countries.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)          2001           CHANGE             2000
                                ----           ------             ----
--------------------------------------------------------------------------------
Cost of Product Sales         $  5,825           43%            $  4,070
--------------------------------------------------------------------------------
Percent of Product Sales         18.6%                             19.9%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, obsolete inventory provisions, amortization of new product licensing fees, and the costs associated with the manufacturing, storage and stability of our products and the Atrix products.

     Cost of product sales were $5.8 million, or 18.6% of product sales in 2001, compared to $4.1 million, or 19.9% of product sales in 2000. Cost of product sales increased in absolute dollars but decreased as a percentage of product sales in 2001 compared to 2000, primarily due to the manufacturing cost savings for Periostat tablets, which we launched in July 2001. For Periostat, cost of product sales as a percent of sales, declined to 16.1% in 2001 from 19.9% in 2000. The cost of product sales for Atridox and Atrisorb FreeFlow were 38.0% for the two months of sales recorded during 2001. In 2001, we also recorded a provision for obsolete inventory of $602,000; there was no such provision in 2000.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development
(dollars in thousands)          2001           CHANGE             2000
                                ----           ------             ----
--------------------------------------------------------------------------------
Research and Development      $  3,764           20%            $  3,128
--------------------------------------------------------------------------------
Percentage of Total Revenue      10.7%                             12.9%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased to $3.8 million in 2001 from $3.1 million in 2000. Research and development expenses incurred in 2001 included $535,000 in direct salaries and benefits, $164,000 in noncash compensation expense relating to the extension of the exercisability of certain stock options for one of our ex-board members, $210,000 in research grants to various academic institutions for conducting research related to our core technology and $765,000 in contracted clinical and development expenses related to a completed safety and pharmacokinetic study for Metastat and other IMPACs compounds that we are currently developing. During 2001, our three-year evaluation testing agreement for such compounds with SUNY expired and was not renewed. The amount paid to SUNY in 2001 under this agreement was $168,000. The total cumulative costs incurred to date under this agreement were approximately $1.4 million.

     Development projects contracted in 2001 include an initial feasibility study and formulation development work for a once-a-day formulation of Periostat, which totaled $455,000 in 2001. Future development of this technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by mid 2002. Additional expenses ranging from approximately $1.0 million in 2002 to as much as $6.0 million at completion could be incurred if the project is successful.

     Clinical projects conducted during 2001 included the completion of several Phase 3b studies for Periostat in various dental indications and the initiation of clinical trials for Periostat in dermatological indications. Clinical project costs incurred in 2001 were $230,000. We are currently in discussions with the FDA regarding protocols for additional trials with Periostat for acne and rosacea. Until these discussions are finalized, it is premature to estimate the future costs associated with the continued development of Periostat for dermatological indications.

     Other expenses incurred in 2001 included $400,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $535,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Additionally, we incurred $110,000 in ongoing manufacturing support relating to our existing products and $194,000 in travel and other office expenses.

     Research and development expenses incurred in 2000 consisted of $375,000 in direct salaries and benefits, $324,000 in noncash compensation expense related to the acceleration of the vesting of stock options for certain research and development consultants, $255,000 in research grants to various academic institutions for conducting research related to our core technology and $356,000 to SUNY under an agreement we executed in 1998 relating to the development of our IMPACS technology. We also incurred $263,000 in contracted clinical and development expenses related to Metastat and other IMPACs compounds.

     Development   projects  contracted  in  2000  also  included  $113,000  for formulation development relating to Dentaplex.

     Clinical projects conducted during 2000 included the initiation of several Phase 3b studies for Periostat in various dental indications. Clinical project costs incurred in 2000 were $250,000. These projects were completed in 2001.

     Other research and development expenses incurred in 2000 include $600,000 for FDA filing fees, legal, and regulatory expenses in the United States relating to Periostat capsules and our New Drug Application for Periostat tablets. We also incurred $237,000 in regulatory consulting and filing fees related to obtaining marketing approval for Periostat tablets in the United Kingdom. Additionally, during 2000, we incurred $188,000 in ongoing manufacturing support for Periostat capsules, stability studies and manufacturing validation costs for Periostat tablets and $167,000 in travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative
(dollars in thousands)                    2001         CHANGE          2000
                                          ----         ------          ----
--------------------------------------------------------------------------------
Selling, General and Administrative    $ 34,010          32%         $ 25,746
--------------------------------------------------------------------------------
Percentage of Total Revenue               96.5%                        106.1%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses increased to $34.0 million in 2001 from $25.7 million in 2000. Significant components of selling, general and administrative expenses incurred in 2001 included $13.9 million in direct selling and sales training expenses, $14.9 million in marketing expenses (including Periostat DTC advertising expenditures, Atridox and Atrisorb Free Flow launch expenditures and co-promotion expenses relating to Vioxx) and $5.2 million in general and administrative expenses, which include business development, finance and corporate activities. The increase in selling, general and administrative expenses during 2001 was mainly due to the launch of our DTC advertising campaign for Periostat; during 2001 we incurred $6.8 million on DTC advertising compared to $1.2 million in 2000. Additionally, direct selling expenses increased $1.3 million as a result of salary increases and higher incentive compensation and sales training costs for our 120-person field sales force. Corporate administration expenses also increased $1.4 million during 2001, as we began to develop our dermatological business, and our corporate and financial infrastructure both domestically and abroad.

     During 2000, we incurred $12.9 million in direct selling and sales training expenses, $9.0 million in marketing expenses for Periostat and Vioxx, and $3.8 million in general and administrative expenses.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income / Expense                    2001         CHANGE          2000
                                          ----         ------          ----
--------------------------------------------------------------------------------
Interest Income                        $ 232,000        (62%)       $ 613,000
--------------------------------------------------------------------------------
Interest Expense                       $  17,000         13%        $  15,000
--------------------------------------------------------------------------------
Other Income                           $   8,000        (11%)       $   9,000
--------------------------------------------------------------------------------

     Interest income decreased to $232,000 for the year ended December 31, 2001 compared to $613,000 for the year ended December 31, 2000. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the year

December 31, 2001. Interest expense for the year ended December 31, 2001 was $17,000,compared to $15,000 for the year ended December 31, 2000.

CHANGE IN ACCOUNTING PRINCIPLE

     We recognized a $764,000 charge during the year ended December 31, 2000 from the cumulative effect of a change in accounting principle, effective as of January 1, 2000, upon the adoption of SAB 101. This change in accounting principle primarily reflected the deferral of up-front licensing revenues recognized in prior years. Under SAB 101, up-front licensing fees must be recognized over the expected performance period of the relevant agreements. Accordingly, at December 31, 2000, we had recorded approximately $739,000 in deferred revenue which will be recognized over the expected performance period of each respective agreement. During 2001, we recognized $63,000 in revenue previously recognized up-front license fees that were deferred upon the adoption of SAB 101, and accordingly, at December 31, 2001 have approximately $677,000 in deferred revenue which will be recognized over the expected performance period of each respective agreement.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $1.7 million during each of the years ended December 31, 2001 and December 31, 2000. Such preferred stock dividends, paid in shares of our common stock, were the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. Beginning in mid-2002, as more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, we will no longer pay dividends on the Series D preferred stock in shares of our common stock, and will become obligated to pay such dividends in cash, at a rate equal to 8% per annum.

     YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

REVENUES

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)               2000             CHANGE            1999
                                     ----             ------            ----
--------------------------------------------------------------------------------
Product Sales                     $  20,501             35%           $  15,211
--------------------------------------------------------------------------------
Contract Revenues                     3,240            321                  770
--------------------------------------------------------------------------------
License Revenues                        530            430                  100
                                  ---------                           ---------
--------------------------------------------------------------------------------
Total                             $  24,271             51%           $  16,081
--------------------------------------------------------------------------------

     We recognized $24.3 million in net revenues during 2000 compared to $16.1 million during 1999. Revenues in 2000 included $20.5 million in net sales of Periostat, $3.2 million in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, and $530,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $700,000 of such contract revenues. In accordance with SAB 101, which we adopted in 2000, our 2000 licensing revenues of $530,000 were attributable, in part, to our recognition of up-front license fees received for various agreements which are being recognized over the expected performance period of these agreements. License revenues in 2000 also included $397,000 that we recorded in earlier years prior to the adoption of SAB 101 which we deferred as a result of our change in revenue recognition policy.

     Revenues in 1999 included $15.2 million in net sales of Periostat, $770,000 in contract revenues from our co-promotion of Vioxx and Denavir, and $100,000 in foreign license revenues for Periostat. Revenues from Denavir accounted for $511,000 of such contract revenues. Licensing revenues in 1999 included $100,000 in connection with an agreement with Pharmascience Inc. pursuant to which Pharmascience Inc. will market Periostat in Canada pending requisite regulatory approval. However, under SAB 101, licensing revenues recognized in 1999 would have been $58,000.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)             2000             CHANGE           1999
                                   ----             ------           ----
--------------------------------------------------------------------------------
Cost of Product Sales            $  4,070             30%           $ 3,139
--------------------------------------------------------------------------------
Percent of Product Sales            19.9%                              20.6%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties and the costs associated with the manufacturing, storage and stability of Periostat capsules.

     Cost of product sales were $4.1 million, or 19.9% of product sales in 2000 compared to $3.1 million, or 20.6% of product sales in 1999. This decrease in cost of product sales as a percentage of product sales was primarily due to the absence of trade allowances in 2000 and the increase in the selling price per unit for Periostat in 2000, which resulted in a lower cost of product sales percentage.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development
(dollars in thousands)             2000             CHANGE           1999
                                   ----             ------           ----
--------------------------------------------------------------------------------
Research and Development          $ 3,128            (38%)          $ 5,005
--------------------------------------------------------------------------------
Percentage of Total Revenue         12.9%                             31.1%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

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

     Research and development expenses incurred in 2000 consisted of $375,000 in direct salaries and benefits, $324,000 in noncash compensation expense relating to the acceleration of the vesting of stock options for certain research and development consultants, $255,000 in research grants to various academic institutions for conducting research related to our core technology and $356,000 to SUNY under the agreement we executed in 1998 for research relating to our IMPACS technology. We also incurred $263,000 in contracted clinical and development expenses related to Metastat and other IMPACS compounds.

     Development projects contracted in 2000 included $113,000 for formulation development expense for Dentaplex.

     Clinical projects conducted during 2000 included the initiation of various Phase 3b studies for Periostat in dental indications. Clinical project costs incurred in 2000 were $250,000.

     Other expenses incurred in 2000 include $600,000 in FDA filing fees, legal, and regulatory expenses in the United States for Periostat capsules and expenses associated with our New Drug Application for Periostat tablets. We also incurred $237,000 in regulatory consulting and filing fees in the United Kingdom for marketing approval for Periostat tablets, $188,000 in ongoing manufacturing support for Periostat capsules, stability studies and manufacturing validation costs for Periostat tablets and $167,000 in travel and other office expenditures.

     Research and development expenses incurred in 1999 included $387,000 in direct salaries and benefits, $306,000 in noncash compensation expense relating to stock options for certain research and development consultants, $542,000 in non-recurring research grants and $541,000 to SUNY under our contractual obligation entered into in 1998. We also incurred $172,000 in contracted clinical and development expenses related to Metastat and other IMPACS compounds.

     Development projects contracted in 1999 included $975,000 for ongoing manufacturing validation and formulation development costs for Periostat tablets which began in 1999 and $261,000 for an initial feasibility study for a once-a-day formulation for Periostat that failed during the year.

     Clinical projects conducted during 1999 included a Phase IV study to support the future marketing activities for Periostat. These costs incurred in 1999 were $1.1 million.

     Other expenses incurred in 1999 include $464,000 in FDA filing fees, legal, and regulatory expenses in the United States for Periostat capsules and expenses associated with our New Drug Application for Periostat tablets. We also incurred $65,000 in regulatory consulting and filing fees in the United Kingdom for marketing approval for Periostat capsules and $186,000 in travel and other office expenditures.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative
(dollars in thousands)                   2000           CHANGE           1999
                                         ----           ------           ----
--------------------------------------------------------------------------------
Selling, General and Administrative    $ 25,746           11%          $ 23,180
--------------------------------------------------------------------------------
Percentage of Total Revenue               106.1%                         144.1%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses increased to $25.7 million in 2000 from $23.2 million in 1999. Significant components of selling, general and administrative expenses incurred in 2000 included $12.9 million in direct selling and sales training expenses, $9.0 million in marketing expenses for Periostat and Vioxx, and $3.8 million in general and administrative expenses, which include business development, finance and corporate activities. Direct selling expenses increased $1.8 million as a result of annual salary increases and recruiting costs for our sales force. Other increases in selling, general and administrative expenses during 2000 were mainly due to an incremental $1.2 million in promotional expenses for Vioxx pursuant to our co-promotion agreement with Merck and an additional $1.2 million for the initiation of our DTC advertising test campaign for Periostat, which commenced in October 2000. These increases were partially offset by a $2.5 million decrease in traditional marketing programs for Periostat.

     During 1999, we incurred $10.3 million in direct selling expenses, $9.3 million in marketing expenses, primarily for Periostat, and $3.6 million in general and administrative expenses.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income /(Expense)                  2000           CHANGE           1999
                                         ----           ------           ----
--------------------------------------------------------------------------------
Interest Income                        $ 613,000        (28%)       $ 851,000
--------------------------------------------------------------------------------
Interest Expense                       $  15,000        (92%)       $ 197,000
--------------------------------------------------------------------------------
Other Income (Expense)                 $   9,000          N/A       $  (2,000)
--------------------------------------------------------------------------------

     Interest income decreased from $851,000 for the year ended December 31, 1999 to $613,000 for the year ended December 31, 2000. This decrease was due to lower balances in cash and short-term investments during the year December 31, 2000. Interest expense for the year ended December 31, 2000 was $15,000, compared to $197,000 for the year ended December 31, 1999. This decrease was primarily due to the repayment of a $10.0 million short term note executed in connection with our financing consummated in May 1999. Such decrease for 2000 was partially offset by interest expense related to the $219,000 note payable executed by us in April 1999.

CHANGE IN ACCOUNTING PRINCIPLE

     We recognized a $764,000 charge during the year ended December 31, 2000 from the cumulative effect of a change in accounting principle, effective as of January 1, 2000, upon our adoption of SAB 101. This change in accounting principle primarily reflected the deferral of up-front licensing revenues recognized in prior years. Under SAB 101, up-front licensing fees must be recognized over the expected performance period of the relevant agreements.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends increased from $1.1 million during the year ended December 31, 1999 to $1.7 million during the year ended December 31, 2000. Such preferred stock dividends, paid in shares of our common stock, were the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our origin in January 1992, we have financed our operations through private placements of our preferred and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to us of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to us of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D cumulative convertible preferred stock, which generated net proceeds to us of $18.5 million. The issuance of the Series D preferred stock was approved by a majority of our stockholders at our Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the preferred stock financing consummated in May 1999 were used to repay a $10.0 million senior secured convertible note provided by one of the investors on March 19, 1999 in connection with such financing. The remaining proceeds have been and will be used for general working capital purposes.

     The Series D preferred stock is convertible at any time into shares of our common stock at a current conversion price of $9.91 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of both a common stock financing in March 2001 and the sale of shares of our common stock to Atrix in August 2001. Such conversion price is not subject to reset except in the event that we should fail to declare and pay dividends when due or we should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D preferred stock. During the first three years following issuance, holders of the Series D preferred stock are entitled to receive dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of December 31, 2001, such conversion price was $9.91 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     In April 1999, we received $219,000 in proceeds from our issuance of a note payable. We used the proceeds of such note to fund the purchase of equipment, fixtures and furniture for our corporate offices in Newtown, Pennsylvania. The term of the note is three years at 9.54% per annum, with monthly minimum payments of principal and interest.

     On March 12, 2001, we consummated a private equity offering of 1,500,000 shares of common stock for an aggregate purchase price of $7.5 million, which generated net proceeds to us of approximately $6.8 million. We are using such proceeds primarily for our DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years from the date of such financing into 400,000 shares of our common stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in such financing. We also issued to our financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of our common stock exercisable for up to three (3) years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the financing. Such warrants may be deemed automatically exercised in certain circumstances based upon our stock price. In connection with the March 2001 financing, we are obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of common stock issued and shares underlying all such warrants for a continuous twenty-four (24) month period, or we will be required to issue to the investors and the financial advisor an additional 27,500 shares of our common stock, in the aggregate, for no additional consideration.

      On March 19, 2001, we consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0 to 1.5% per annum and may be used only for working capital purposes. In 2002, we secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. Without the consent of the Silicon Valley Bank, we, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or
(iii) pay or declare any cash dividends on our common stock. We must also maintain a certain tangible net worth and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility, at all times during the term thereto. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of December 31, 2001, we had no outstanding letters of credit issued. There are no current borrowings outstanding against the credit facility.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we have committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002;
(iv) we have agreed to maintain, for a period of 24 months, a force of no less than ninety (90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we have agreed that the Atrix products will be the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin relating to a specific Atrix product that we market, and
(ii) the lesser of $2,000,000 or 30% of our contribution margin relating to a separate Atrix product that we market.

     In addition, pursuant to the terms of a Stock Purchase Agreement that we executed with Atrix, dated August 24, 2001, Atrix purchased 330,556 unregistered shares of our common stock for an aggregate purchase price of approximately $3.0 million. As a result of the sale of such shares to Atrix, the conversion price of our Series D preferred stock was reduced from $9.94 to $9.91 per share.

     On February 14, 2002, we entered into an equity line arrangement under the terms of a common stock purchase agreement with Kingsbridge Capital Limited. Pursuant to this agreement, we may, at our sole discretion and from time to time over the next 12 months, sell shares of our common stock to Kingsbridge at a discount to market price, as determined prior to each such sale. We have committed to: (i) draw down on this equity line, an amount aggregating at least $1.5 million in registered shares of common stock, prior to August 14, 2002; or
(ii) if, prior to August 14, 2002, we have not drawn down an amount aggregating at least $1.5 million in registered shares of common stock, we will be obligated to pay Kingsbridge, in cash, an amount equal to 10% of the amount by which $1.5 million exceeds the aggregate of all amounts drawn down by us under the equity line up to that date. The equity line provides for the sale of up to $8.5 million in registered shares of our common stock to Kingsbridge.

     Additionally, in connection with the consummation of the equity line and pursuant to the terms of a warrant agreement executed by us, we issued Kingsbridge a warrant to purchase 40,000 shares of our common stock at an exercise price of $9.38 per share. The conversion price of our Series D preferred stock was not reduced as a result of such issuance. Such warrant will not become exercisable until August 14, 2002, and will thereafter expire on August 13, 2007. We intend to register the shares of our common stock which may be issued by us upon the sale and issuance of our common stock to Kingsbridge, and upon any exercise of the warrant by Kingsbridge, under our recent shelf registration statement on Form S-3, which registered an aggregate of 964,880 shares of our common stock and was declared effective by the Securities and Exchange Commission on February 14, 2002.

     At December 31, 2001, we had cash, cash equivalents and short-term investments of approximately $6.2 million, an increase of $723,000 from the $5.4 million balance at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.8 million from the 2001 financing, and $3.0 million from the sale of shares of the our common stock to Atrix, less cash used to fund operating activities for the year ended December 31, 2001. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at December 31, 2001 was $6.3 million, an increase of $1.0 million from $5.3 million at December 31, 2000. This increase was primarily attributable to the net proceeds of $6.8 million from our March 2001 financing and $3.0 million from the sale of shares of our common stock to Atrix, less cash used to fund operations during the year ended December 31, 2001.

     We anticipate that our existing working capital will be sufficient to fund our current operations through at least the end of 2002 and that existing cash and cash equivalents, internally generated funds from operations and the anticipated cash inflows from both our equity line of credit with Kingsbridge and our revolving credit facility with Silicon Valley Bank will be sufficient to support our operations through 2003. Our actual future cash requirements, however, will depend on many factors, including market acceptance of our products and technology.

     We believe that other key factors that could affect our internal and external sources of cash are:

     o Revenues and margins from sales of Periostat and other products and contracted services;

     o    The success of our dermatology franchise;

     o    The success of our pre-clinical, clinical and development programs;

     o    The receptivity of the capital markets to future financings;

     o Our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

     o Our ability to meet the covenant requirements under our revolving credit facility.

CONTRACTUAL OBLIGATIONS

     Our major outstanding contractual obligations relate to cash dividends on our Series D preferred stock outstanding, operating leases for our office space and other contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products we are currently detailing. Additionally, we also expect to make certain inventory purchases from our contract manufacturer of Periostat, guaranteed by our irrevocable Letter of Credit with Silicon Valley Bank.

     Our Series D preferred stock currently pays dividends in common stock at a rate of 8.4% per annum through March 19, 2002. Thereafter, the Series D preferred stock pays dividends in cash at a rate of 8.0% per annum. The Series D preferred stock is convertible into our common stock at a current conversion price of $9.91 per share, subject to adjustment, at any time by the holder and under certain conditions by us. The conversion price of the Series D preferred stock is subject to adjustment in the event we fail to declare or pay dividends when due or should we issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Series D preferred stock.

     In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of 10 years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments at the end of the 5th year.

     In August of 1999, we entered into a three-year co-promotion agreement with Merck for Vioxx under which we are committed to spend up to $1 million annually for promotional expenses, unless the agreement is earlier terminated.

     Pursuant to our License and Marketing Agreement with Atrix Laboratories, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, for a period of 24 months, a force of no less than ninety (90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) making the Atrix products the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2001:

------------------------------------------------------------------------------------------------------------
                                                    PAYMENTS DUE BY PERIOD
                         -----------------------------------------------------------------------------------
   CONTRACTUAL                               LESS
   OBLIGATIONS                               THAN 1            2 - 3             4 - 5           AFTER 5
                             TOTAL            YEAR             YEARS             YEARS            YEARS
------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT(1)        $     35,000    $    35,000            $0                $0               $0
------------------------------------------------------------------------------------------------------------

OPERATING LEASES(2)      $  2,532,000    $   335,000       $   667,000        $   668,000      $   862,000
------------------------------------------------------------------------------------------------------------

UNCONDITIONAL                            $   293,000(3)
PURCHASE                                 $ 1,000,000(4)
OBLIGATIONS              $  3,293,000    $ 2,000,000(5)          (5)                 (5)              (5)
------------------------------------------------------------------------------------------------------------

CASH DIVIDEND ON
SERIES D PREFERRED
STOCK                    $  7,600,000(6) $ 1,200,000(6)    $ 3,200,000(6)    $  3,200,000(6)          (6)
------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL
OBLIGATIONS              $ 13,460,000    $ 4,863,000       $ 3,867,000       $  3,868,000      $   862,000

------------------------------------------------------------------------------------------------------------


(1)  Balance payable on April 1999 $219,000 note.

(2) Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania.

(3) Such amount represents committed inventory purchases on a purchase order under the terms of our Agreement with Pharmaceutical Research Manufacturing Services, Inc.

(4) Such amount represents the maximum amounts payable under the terms of our Co-Promotion Agreement with Merck & Co., Inc. for Vioxx.

(5) Such amounts are payable under the terms of our Agreement with Atrix Pharmaceuticals. We will be required to expend $2,000,000 in advertising and selling expenses related to the Atrix products in 2002, and to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market.

(6) Pursuant to the terms of our Series D Cumulative Convertible Preferred Stock issued in May 1999, and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in our common stock at a rate of 8.4% per annum for the first three years and dividends payable in cash at a rate of 8.0% per annum thereafter.

     At December 31, 2001, the Company had approximately $64.5 million of Federal and $35.9 million of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $850,000 available to reduce Federal income taxes which begin expiring in 2007.

     Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3.8 million. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2001, assuming no future ownership changes, approximately $34.0 million is immediately available to offset future taxable income. In addition to the section 382 limitation, the state net operating loss carryforward is subject to a $2,000,000 annual limitation.

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries adopted the euro as their common legal currency. The eleven participating countries will now issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies were used as legal tender through December 31, 2001. On January 1, 2002, the legacy currencies were canceled and euro bills and coins began to be used for cash transactions in the participating countries.

     We do not denominate our international licensing agreements in foreign currencies. The euro conversion did not have a material impact on our results of operations or financial condition.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We believe that we are not subject to a material impact to our financial position or results of operations relating to market risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

          Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

     (2)  Financial Statement Schedule.

          Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

     (3)  Exhibits.

          Reference is made to the Index to Exhibits on Page 57.

(b)       Reports on Form 8-K.

               We filed two current reports on Form 8-K during the quarter ended December 31, 2001.

               On October 18, 2001, we filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the filing of:
          (i) the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock of CollaGenex Pharmaceuticals, Inc.; (ii) Amendment No. 1 to the Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein; (iii) Amendment No. 2 to the Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein; and
          (iv) Amendment No. 2 to the Shareholder Protection Rights Agreement, dated September 15, 1997, between CollaGenex Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as amended.

               On December 10, 2001, we also filed a current report on Form 8-K announcing the execution of an addendum to our Supply Agreement with Hovione International Limited. Hovione is our sole supplier of doxycycline hyclate, the active ingredient in our Periostat product.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2002.

                                   COLLAGENEX PHARMACEUTICALS, INC.



                                   By: /s/ Brian M. Gallagher
                                      ----------------------------------------
                                      Brian M. Gallagher, Ph.D., Chairman
                                      Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                     DATE
------------------------------   --------------------------       --------------

/s/ Brian M. Gallagher            Chairman, Chief Executive       March 29, 2002
------------------------------    Officer, President and Director
    Brian M. Gallagher, Ph.D.     (Principal Executive Officer)


/s/ Nancy C. Broadbent           Chief Financial Officer,         March 29, 2002
------------------------------   Treasurer and Secretary
    Nancy C. Broadbent           (Principal Financial and
                                 Accounting Officer)

/s/ Peter R. Barnett                Director                      March 29, 2002
------------------------------
    Peter R. Barnett, D.M.D.

/s/ Robert C. Black                 Director                      March 29, 2002
------------------------------
    Robert C. Black

/s/ James E. Daverman               Director                      March 31, 2002
------------------------------
    James E. Daverman

/s/ Robert J. Easton                Director                      March 31, 2002
------------------------------
    Robert J. Easton

/s/ Stephen A. Kaplan               Director                      March 29, 2002
------------------------------
    Stephen A. Kaplan

/s/ W. James O'Shea                 Director                      March 28, 2002
------------------------------
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

   4.6(h)      Certificate of  Designation,  Preferences  and Rights of Series D
               Cumulative    Convertible    Preferred    Stock   of   CollaGenex
               Pharmaceuticals, Inc.

   4.7(m) Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock of CollaGenex Pharmaceuticals, Inc. dated as of October 15, 2001.

   4.8(m) Amendment No. 2 to Shareholder Protection Rights Agreement, dated as of May 10, 2001, between the Company and American Stock Transfer & Trust Company.

 +10.1(a) Assignment of, Amendment to and Restatement of Agreement, with all exhibits, as amended, and schedules, dated January 13, 1992 by and among the Company, Johnson & Johnson Consumer Products, Inc. and Research Foundation of State University of New York.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

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

 +10.16(e)     Co-Promotion  Agreement dated October 13, 1998 between SmithKline
               Beecham Consumer Healthcare, L.P. and the Company.

 +10.17(e)     Distribution  Services  Agreement  dated  August 15, 1998 between
               Cord Logistics, Inc. and the Company.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

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

  10.24(j) Loan and Security Agreement dated March 19, 2001, between the Company and Silicon Valley Bank.

 +10.25(k)     Services and Supply  Agreement  dated as of September 26, 2000 as amended by letter agreement dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing Research
               Services, Inc.

  10.26(l) Letter Agreement dated as of June 26, 2001 by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.

  10.27(m) Amendment No. 1 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P, and the Purchasers set forth therein.

  10.28(m) Amendment No. 2 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P, and the Purchasers set forth therein.

 +10.29(n)     License Agreement dated August 24, 2001 by and between CollaGenex
               Pharmaceuticals, Inc. and Atrix Laboratories, Inc.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

 +10.30(n)     Stock  Purchase  Agreement  dated  August 24, 2001 by and between
               CollaGenex Pharmaceuticals, Inc. and Atrix Laboratories, Inc.

 +10.31(o)     First Addendum  December 10, 2001 to the Supply  Agreement  dated
               January  23,  1995 by and between  CollaGenex,  Inc.  and Hovione
               International Limited.

  10.32(p) Common Stock Purchase Agreement dated February 14, 2002 by and between CollaGenex Pharmaceuticals, Inc. and Kingsbridge Capital Limited.

  10.33(p)     Warrant  dated  February 14, 2002 issued to  Kingsbridge  Capital
               Limited.

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

(j) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 26, 2001. The Company amended such Form 10-K by filing a Form 10-K/A on January 2, 2002.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which was filed with the Securities and Exchange Commission on May 15, 2001.

(l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, which was filed with the Securities and Exchange Commission on August 14, 2001.

(m) Incorporated by reference to the Company's Current Report on Form 8-K, dated October 15, 2001, which was filed with the Securities and Exchange Commission on October 18, 2001.

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, which was filed with the Securities and Exchange Commission on November 14, 2001. The Company amended such Form 10-Q by filing a Form 10-Q/A on February 14, 2002.

(o) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 10, 2001, which was filed with the Securities and Exchange Commission on December 10, 2001.

(p) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 14, 2002, which was filed with the Securities and Exchange Commission on February 15, 2002.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----

Independent Auditors' Report...........................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001...........    F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 2000, and 2001......................................    F-4

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1999, 2000 and 2001.................................    F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 2000 and 2001.......................................    F-6

Notes to Consolidated Financial Statements.............................    F-7

Financial Statement Schedule - Valuation and Qualifying Accounts.......   F-27

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:

We have audited the consolidated financial statements of CollaGenex Pharmaceuticals, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in notes 2 and 9 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", in 2000.



                                      /s/ KPMG LLP


Princeton, New Jersey
January 30, 2002, except as to the first paragraph of note 16, which is as of February 14, 2002, the second paragraph of note 16 which is as of March 22, 2002, and the third paragraph of note 16 which is as of March 26, 2002.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 2001

                  (Dollars in thousands, except per share data)

                           ASSETS                                    2000          2001
                                                                  ---------     ---------
Current assets:
    Cash and cash equivalents................................     $   3,709     $   6,171
    Short term investments...................................         1,739            --
    Accounts receivable, net of allowance of $381 and $950
        in 2000 and 2001, respectively.......................         3,038         4,478
    Inventories..............................................           277         1,402
    Prepaid expenses and other current assets................           989         1,200
                                                                  ---------     ---------
        Total current assets.................................         9,752        13,251
Equipment and leasehold improvements, net....................           652           537
Other assets.................................................            27           910
                                                                  ---------     ---------
        Total assets.........................................     $  10,431     $  14,698
                                                                  =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of note payable..........................     $      65     $      35
    Accounts payable.........................................         1,865         3,769
    Accrued expenses.........................................         2,514         3,153
                                                                  ---------     ---------
               Total current liabilities.....................         4,444         6,957
                                                                  ---------     ---------

Note payable, less current portion...........................            47            --
Deferred revenue.............................................           676           614

Commitments
Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, 200,000 shares of Series D cumulative
       convertible preferred stock issued and outstanding
       in 2000 and 2001, respectively (liquidation value
       $20,000)..............................................             2             2
    Common stock, $0.01 par value; 25,000,000 shares
       authorized, 8,775,176 and 10,999,573 shares issued
       and outstanding in 2000 and 2001, respectively........            88           110
    Common stock to be issued (275,462 shares and 103,196
       shares in 2000 and 2001, respectively)................           872           840
    Additional paid in capital...............................        68,461        80,129
    Deferred compensation....................................           (29)           --
    Accumulated deficit......................................       (64,130)     (73,954)
                                                                  ---------     ---------
        Stockholders' equity.................................         5,264         7,127
                                                                  ---------     ---------
        Total liabilities and stockholders' equity...........     $  10,431     $  14,698
                                                                  =========     =========


           See accompanying notes to consolidated financial statements

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)

                                                                 1999              2000             2001
                                                            -------------      ------------     ------------
Revenues:
     Product sales....................................      $      15,211      $     20,501     $     31,358
     Contract revenues................................                770             3,240            3,386
     License revenues.................................                100               530              488
                                                            -------------      ------------     ------------
         Total revenues...............................             16,081            24,271           35,232
                                                            -------------      ------------     ------------
Operating expenses:
     Cost of product sales............................              3,139             4,070            5,825
     Research and development.........................              5,005             3,128            3,764
     Selling, general and administrative..............             23,180            25,746           34,010
                                                            -------------      ------------     ------------
         Total operating expenses.....................             31,324            32,944           43,599
                                                            -------------      ------------     ------------
         Operating loss...............................            (15,243)           (8,673)          (8,367)

Other income (expense):
     Interest income..................................                851               613              232
     Interest expense.................................               (197)              (15)             (17)
     Other income (expense)...........................                 (2)                9                8
                                                            -------------      ------------     ------------
         Loss before cumulative effect of
              change in accounting principle..........            (14,591)           (8,066)          (8,144)

Cumulative effect of change in accounting principle...                 --              (764)              --
                                                            -------------      ------------     ------------
         Net loss.....................................            (14,591)           (8,830)          (8,144)

Preferred stock dividend..............................              1,092             1,689            1,680
                                                            -------------      ------------     ------------
Net loss allocable to common stockholders.............      $     (15,683)     $    (10,519)    $     (9,824)
                                                            =============      ============     ============
Basic and diluted net loss per share allocable
     to common stockholders before cumulative
     effect of change in accounting principle.........      $       (1.82)     $      (1.12)    $      (0.94)

Cumulative effect of change in accounting
     principle........................................                 --             (0.09)              --
                                                            -------------      ------------     ------------
Basic and diluted net loss per share allocable
     to common stockholders...........................      $       (1.82)     $      (1.21)    $      (0.94)
                                                            =============      ============     ============
Shares used in computing per share amounts:
     Basic and diluted................................          8,597,676         8,711,668       10,413,663
                                                            =============      ============     ============
Pro forma net loss assuming new accounting principle is
     applied retroactively............................      $     (14,633)     $     (8,066)
                                                            =============      ============
Pro forma net loss allocable to common stockholders
     assuming new accounting principle is applied
     retroactively....................................      $     (15,725)     $     (9,755)
                                                            =============      ============
Pro forma basic and diluted net loss per share allocable
     to common stockholders assuming new accounting
     principle is applied retroactively...............      $       (1.83)     $      (1.12)
                                                            =============      ============


          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 2000 and 2001
                             (Dollars in thousands)

                                         SERIES D CUMULATIVE
                                         CONVERTIBLE
                                         PREFERRED
                                         STOCK                   COMMON STOCK
                                         -------------------  -------------------
                                                                                    COMMON STOCK   ADDITIONAL
                                         NUMBER OF    PAR      NUMBER OF     PAR       TO BE         PAID-IN        DEFERRED
                                          SHARES     VALUE      SHARES      VALUE      ISSUED        CAPITAL      COMPENSATION
                                        ----------  --------- ----------  ---------  -----------    ---------     ------------


Balance, December 31, 1998 .........           --   $     --   8,587,204  $     86    $     --      $  47,317     $    (194)
  Exercise of common stock options .           --         --      13,575        --          --             44            --
  Issuance of Series D cumulative
    convertible preferred stock,
    net of issuance costs ..........      200,000          2          --        --          --         18,448            --
  Common stock dividends on Series D
    cumulative convertible preferred
    stock ..........................           --         --      21,312        --         858            234            --
  Compensation expense resulting
    from options to non-employees ..           --         --          --        --          --            305            --
  Amortization of deferred
    compensation ...................           --         --          --        --          --             --           118
  Net loss .........................           --         --          --        --          --             --            --
                                        ----------  --------- ----------  ---------  ----------     ----------    -----------
Balance, December 31, 1999 .........      200,000          2   8,622,091        86         858         66,348           (76)
  Exercise of common stock options..           --         --      21,325        --          32             84            --
  Common stock dividends issued on
    Series D cumulative convertible
    preferred stock ................          --          --     131,760         2        (858)         1,705            --
  Common stock dividends declared on
    Series D cumulative convertible
    preferred stock ................          --          --          --        --         840             --            --
  Compensation expense resulting
    from options to non-employees ..          --          --          --        --          --            324            --
  Amortization of deferred
    compensation ...................          --          --          --        --          --             --            47
  Net loss .........................          --          --          --        --          --             --            --
                                        ----------  --------- ----------  ---------  ----------     ----------    -----------
Balance, December 31, 2000 .........      200,000          2   8,775,176        88         872         68,461           (29)
  Issuance of common stock for
    common stock options previously
    exercised ......................          --          --      16,000        --         (32)            32             --
  Issuance of common stock, net of
    issuance costs .................          --          --   1,830,556        18          --          9,796             --
  Common stock dividends issued on
    Series D cumulative convertible
    preferred stock ................          --          --     377,841         4        (840)         1,676             --
  Common stock dividends declared on
    Series D cumulative convertible
    preferred stock ................          --          --          --        --         840             --             --
  Compensation expense resulting
    from modifications of options ..          --          --          --        --          --            164             --
  Amortization of deferred
     compensation ..................          --          --          --        --          --             --             29
  Net loss .........................          --          --          --        --          --             --             --
                                        ----------  --------- ----------  ---------  ----------     ----------     ----------
Balance, December 31, 2001 .........     200,000    $      2  10,999,573  $    110    $    840      $  80,129      $
                                        ==========  ========= ==========  =========  ==========     ==========     ==========

                                                       TOTAL
                                       ACCUMULATED STOCKHOLDERS'
                                         DEFICIT      EQUITY
                                       -----------  ---------
Balance, December 31, 1998 .........   $  (37,928)  $  9,281
  Exercise of common stock options .           --         44
  Issuance of Series D cumulative
    convertible preferred stock,
    net of issuance costs ..........           --     18,450
  Common stock dividends on Series D
    cumulative convertible preferred
    stock ..........................       (1,092)        --
  Compensation expense resulting
    from options to non-employees ..           --        305
  Amortization of deferred
    compensation ...................           --        118
  Net loss .........................      (14,591)   (14,591)
                                       -----------  ---------
Balance, December 31, 1999 .........      (53,611)    13,607
  Exercise of common stock options .         --          116
  Common stock dividends issued on
    Series D cumulative convertible
    preferred stock ................         (849)        --
  Common stock dividends declared on
    Series D cumulative convertible
    preferred stock ................         (840)        --
  Compensation expense resulting
    from options to non-employees ..           --        324
  Amortization of deferred
    compensation ...................           --         47
  Net loss .........................       (8,830)    (8,830)
                                       ----------   ---------
Balance, December 31, 2000 .........      (64,130)     5,264
  Issuance of common stock for
    common stock options previously
    exercised ......................           --         --
  Issuance of common stock, net of
    issuance costs .................           --      9,814
  Common stock dividends issued on
    Series D cumulative convertible
    preferred stock ................         (840)        --
  Common stock dividends declared on
    Series D cumulative convertible
    preferred stock ................         (840)        --
  Compensation expense resulting
    from modifications of options ..           --        164
  Amortization of deferred
     compensation ..................           --         29
  Net loss .........................       (8,144)    (8,144)
                                       ----------   --------
Balance, December 31, 2001 .........   $  (73,954)  $  7,127
                                       ==========   =========






          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 2000 and 2001

                             (Dollars in thousands)

                                                                      1999         2000         2001
                                                                -------------   ----------  -----------
Cash flows from operating activities:
    Net loss................................................    $  (14,591)     $  (8,830)   $  (8,144)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
         Noncash compensation expense.......................           423            371          193
         Depreciation and amortization expense..............           151            226          246
         Cumulative effect of change in accounting
             principle......................................            --            764           --
         Change in assets and liabilities:
            Accounts receivable.............................           895           (888)      (1,440)
            Inventories.....................................          (353)           418       (1,125)
            Prepaid expenses and other assets...............           194           (342)      (1,094)
            Accounts payable................................          (474)          (575)       1,904
            Accrued expenses................................          (210)           116          639
            Deferred revenue................................            --            (25)         (62)
                                                                   ----------    ----------   ----------
               Net cash used in operating activities........       (13,965)        (8,765)      (8,883)
Cash flows from investing activities:
    Capital expenditures....................................          (593)          (169)        (131)
    Proceeds from the sale of short-term investments........         7,464          6,871        2,035
    Purchase of short-term investments......................        (6,886)        (2,224)         296
                                                                   ----------    ----------   ----------
               Net cash provided by (used in)
                   investing activities.....................           (15)         4,478         1,608
                                                                   ----------    ----------   ----------
Cash flows from financing activities:
    Proceeds from issuance of note payable..................        10,000             --            --
    Repayment of note payable...............................       (10,000)            --            --
    Net proceeds from the issuance of preferred stock.......        18,450             --            --
    Proceeds from issuance of common stock..................            44             84         9,814
    Proceeds from issuance of long-term debt................           219             --            --
    Repayment of long-term debt.............................           (38)           (69)          (77)
                                                                   ----------    ----------   ----------
           Net cash provided by financing
                   activities...............................        18,675             15         9,737
                                                                   ----------    ----------   ----------
               Net increase (decrease) in cash
                   and cash equivalents.....................         4,695         (4,272)        2,462
Cash and cash equivalents at beginning of year..............         3,286          7,981         3,709
                                                                   ----------    ----------   ----------
Cash and cash equivalents at end of year....................     $   7,981      $   3,709     $   6,171
                                                                 ============   ===========   ==========
Supplemental schedule of noncash financing activities:
    Common stock dividends issued or to be
        issued on preferred stock...........................     $   1,092      $   1,689     $   1,680
                                                                 ============   ===========   ==========
    Common stock to be issued on exercise of
        common stock options................................     $      --      $      32     $      --
                                                                 ============   ===========   ==========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest..................     $     199      $       6     $      17
                                                                 ============   ===========   ==========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


(1)   BUSINESS

      CollaGenex Pharmaceuticals, Inc. (CollaGenex Pharmaceuticals or the Company) was incorporated in Delaware on January 10, 1992. The Company is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental and dermatology markets. The Company, through its own sales and marketing group, is currently marketing Periostat(R), the Company's lead drug for the treatment of adult periodontal disease, and Atridox, Atrisorb and Atrisorb-D under an exclusive licensing and marketing agreement with Atrix Laboratories, Inc. ("Atrix"). The Company also co-promotes VIOXX(R) to dental professionals on a contract basis with Merck and Co. The Company has other internally developed proprietary compounds for cancer metasteses and a broad range of inflammatory diseases that are currently in the research and development stage.

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

      SHORT-TERM INVESTMENTS

      Short-term investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as available for sale. Available for sale securities are recorded at their fair value, which approximates cost, of the investments based on quoted market prices at December 31, 2000. The Company considers all of its short-term investments to be available for sale.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      EQUIPMENT

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

      FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The interest rates on the note payable approximate rates for similar types of borrowing arrangements at December 31, 2000 and 2001, therefore the fair value of the note payable approximates the carrying value at December 31, 2000 and 2001.

      PRODUCT SALES

      The Company  received  clearance  from the FDA to market  Periostat in the capsule and tablet forms in September 1998 and February 2001, respectively. In 2001, the Company entered into an exclusive licensing and marketing agreement with Atrix Laboratories, Inc. "Atrix" for Atridox, Atrisorb, and Atrisorb D. The Company recognizes sales revenue for
      Periostat and its licensed Atrix products upon shipment. Sales are reported net of allowances for discounts, rebates, wholesaler and distributor chargebacks and product returns.

      REVENUE RECOGNITION

      Milestone revenue from license arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research and development or regulatory process. Payments, if any, received in advance of performance under a contract are deferred and recognized when earned. As described in note 9, as of January 1, 2000, upfront license fees where the Company has continuing

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      involvement, (which prior to January 1, 2000 were recorded as license revenues when received) are now deferred and recognized over the estimated performance period of each individual licensing agreement in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101). Accordingly, effective January 1, 2000, the Company has recorded a $764 charge as a cumulative effect of change in accounting principle for certain upfront license revenues recognized prior to January 1, 2000.

      CONTRACT REVENUES

      Contract revenues are earned and recognized according to the provisions of each collaborative agreement.

      ADVERTISING COSTS

      The Company incurs advertising costs from print advertisements in various periodicals and television advertisements. The Company records advertising expense when incurred. Such amounts charged to the consolidated statements of operations for 1999, 2000 and 2001 were $1,598, $2,089 and $6,190, respectively.

      RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs. Research and product development costs are expensed as incurred.

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

      MANAGEMENT ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      STOCK-BASED COMPENSATION

      As described in note 8, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

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

      The Company currently contracts with a single source for the domestic manufacturing of Periostat capsules which are sold throughout the United States exclusively to wholesale and retail distributors. In addition, the Company has a supply agreement with a single company to supply the active ingredient in Periostat(R). A single company also provides all warehousing and distribution services to the Company. During 2001, four customers accounted for 28%, 15%, 13% and 10%, of net product sales, respectively. During 2000, four customers accounted for 31%, 17%, 14% and 10%, of net product sales, respectively. During 1999, two customers accounted for 30% and 14%, of net product sales, respectively. Substantially all product sales are in the United States.

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

      NET LOSS PER SHARE

      Basic earnings per share (EPS) is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      loss allocable to common stockholders includes dividends on the preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities and stock options. As of December 31, 2001, the Company has certain convertible preferred stock, stock options and stock warrants which have not been included in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(3)   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

      INVENTORIES

      Inventories at December 31, 2000 and 2001 consists of the following:

                                                 2000             2001
                                             ----------     -----------
               Raw Materials                 $       60     $       174
               Work-in-process                       --              66
               Finished goods                       217           1,162
                                             ----------     -----------
                                             $      277     $     1,402
                                             ==========     ===========


      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements at December 31, 2000 and 2001 consists of the following:

                                                 2000            2001
                                             -----------    -----------
               Computer and office equipment   $      792    $       923
               Exhibit equipment                      309            309
               Leasehold improvements                  45             45
                                             ------------     ----------
                                                    1,146          1,277
               Less accumulated depreciation
                  and amortization                  (494)           (740)
                                             -----------     -----------
                                               $     652     $       537
                                             ===========     ===========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      ACCRUED EXPENSES

      Accrued expenses at December 31, 2000 and 2001 consists of the following:

                                                            2000                2001
                                                        -------------        -----------
                Contracted development
                   and manufacturing costs              $         314       $        398
                Sales and marketing costs                         597                210
                Payroll and related costs                       1,061              1,563
                Professional and consulting fees                  204                291
                Royalties                                         201                434
                Deferred revenue                                   63                 63
                Miscellaneous taxes                                52                122
                Other                                              22                 72
                                                        -------------       ------------
                                                        $       2,514       $      3,153
                                                        =============       ============


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

      On May 12, 1999, the Company consummated a $20.0 million financing (the Financing) through the issuance of 200,000 shares of its Series D
      Cumulative Convertible Preferred Stock (the Preferred Stock), which generated net proceeds to the Company of approximately $18.5 million. OCM Principal Opportunities Fund, L.P. (OCM) led the investor group, which also included certain current stockholders of the Company.

      The issuance of the Preferred Stock was approved by a majority of the Company's stockholders at the Company's Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the Financing were used for the repayment of a $10.0 million Senior Secured Convertible Note with interest at 12% per annum provided by OCM on

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      March 19, 1999 in connection with the financing. During the first three years following issuance, the Preferred Stock pays dividends in common stock at a rate of 8.4% per annum. Thereafter, the Preferred Stock pays dividends in cash at a rate of 8.0% per annum. The Preferred Stock is convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see below and note 6), at any time by the holder and under certain conditions by the Company. The conversion price is subject to adjustment in the event the Company fails to declare or pay dividends when due or should the Company issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Preferred Stock (see below and note 6). Dividends totaling $1,689 and $1,680 were declared in 2000 and 2001, respectively. At December 31, 2000 and 2001, declared dividends of 259,462 and 103,196 shares of common stock, respectively, have not been issued, and have accordingly been classified as common stock to be issued in the accompanying consolidated balance sheets.

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

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of common stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,800. In addition, the investors in this financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three (3) years into 400,000 shares of the Company's common stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in this financing, warrants to purchase an aggregate of 150,000 shares of the Company's common stock, exercisable for up to three (3) years, at an exercise price of $5.70 per share. These warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. The Company is obligated to file and maintain the effectiveness of a shelf registration statement with respect to all such shares of common stock issued and shares underlying all such warrants for a continuous 24-month period. Should the Company fail to maintain the effectiveness of such registration statement, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's common stock, in the aggregate, for no additional consideration. As a result of this financing, the conversion price paid on the Preferred Stock has been reduced to $9.94 per share. Such conversion price was further reduced to $9.91 per share in connection with the sale of shares of the Company's common stock to Atrix (see note 6).

      The Company maintains a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, each common stockholder receives one "Right" for each share of common stock held. Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 2001, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right. In 1999, the Company amended its Rights Plan to specifically exclude an initial issuance of the Preferred Stock.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


(6)   LICENSING AND MARKETING AGREEMENT

      On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R) FreeFlow and Atrisorb(R)-D, to the United States dental markets. Pursuant to the terms of the Atrix License Agreement, among other things, Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year. The Company paid a $1,000 licensing fee to Atrix to market such products in the United States. The Company has also committed to no less than $2,000 in advertising and selling expenses related to the licensed products during 2002, and the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets commencing with fiscal year 2003. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of sales presentations over the first 24 months of the agreement. The $1,000 license fee payment has been capitalized and is being amortized to cost of product sales over the ten year estimated term of the license on a straight-line basis.

      In addition, pursuant to the terms of a Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix, Atrix purchased 330,556 unregistered shares of the Company's common stock for an aggregate purchase price of approximately $3,000. As a result of the sale of such shares to Atrix, the conversion price of the Company's Series D Preferred Stock was reduced $9.91 per share.

(7)   LINE OF CREDIT

      On March 19, 2001, the Company consummated a one-year revolving credit facility (the Facility) with Silicon Valley Bank (the Bank) which was amended subsequent to December 31, 2001 (See Note 16). The Company may borrow up to the lesser of $3,000 or 80% of eligible accounts receivable, as defined. The amount available is also reduced by outstanding letters of credit which may be issued under this agreement in amounts totaling up to $1,500. The Company is not obligated to draw amounts under the Facility and any such draws will bear interest, payable monthly, at the then prevailing prime rate plus 1.5% per annum and may be used only for working capital purposes. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's common stock. The Company must also maintain a certain tangible net worth and a minimum of $2,000 in cash, net of borrowings under the Facility, at all times during the term of the Facility. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      Bank with  respect  to  all  of  the  Company's   assets,   including  its
      intellectual property. At December 31, 2001 there were no borrowings against the Facility or outstanding letters of credit (see note 16).

(8)   STOCK OPTION PLANS

      The Company has three stock-based compensation plans (the Plans) and has adopted the disclosure-only provisions of SFAS 123. The Company continues to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options issued to employees at exercise prices equal to the market value on the measurement date.

      The 1992 Stock Option Plan, as amended, (the 1992 Plan) provided for the granting of incentive and nonstatutory options to directors, employees and consultants to purchase up to 291,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Such options are exercisable for a period of 10 years from the grant date and generally vest over a four year period. All such 291,000 options available under the 1992 Plan were granted by March 31, 1996.

      The 1996 Stock Option Plan (the 1996 Plan) provides for the granting of incentive and nonstatutory options to employees and consultants to purchase up to 2,000,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonstatutory options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of 10 years from the grant date and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

      In March 1996, the board of directors approved a nonqualified plan for the issuance of stock options to nonemployee directors under the Nonemployee Director Stock Option Plan (the Nonemployee Director Plan). Under this plan, 300,000 shares of common stock are reserved for issuance at an exercise price equal to the fair market value on the date of grant. Such options vest 20% per annum commencing one year from the grant date.

      During 1999, 192,500 options were granted to employees at fair market value with an exercise price of $10.06 per share. During 2000, 237,750 options were granted to employees at fair market value with an exercise price of $5.00 per share. During 2001, 360,000 options were granted to employees at fair market value with an exercise price of $5.19 per share. These grants were not issued under the terms of any of the above Plans.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001


                  (Dollars in thousands, except per share data)

      At December 31, 2001, there were 679,820 shares available for grant under the 1996 Plan and 100,000 under the Nonemployee Director Plan.

      Deferred compensation had been recorded in years prior to 1998 for options granted where the fair value of the Company's stock on the measurement date exceeded the exercise price of such options. Deferred compensation has been amortized to compensation expense in the accompanying consolidated statement of operations over the respective vesting periods of such grants ($118, $47 and $29 in 1999, 2000 and 2001, respectively).

      In 2001, the Company extended through the remaining contractual life the exercisability of certain vested options for an ex-board member of the Company. Accordingly, $164 was recognized as compensation expense in 2001, based on the fair value of the options on the date the extension was granted as determined using a Black-Scholes pricing model.

      In 1999, the Company granted options to certain nonemployees to purchase 60,000 shares of common stock. Such options were originally scheduled to vest over a four year period based upon future service requirements. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in periods following the grant are subject to change each reporting period based upon changes in the market value of the Company's common stock, estimated volatility and risk free interest rates until the nonemployee completed performance under the option agreement and the options vest. The Company recorded total compensation expense of $305 in 1999, based on the market value of the options at the grant date and at December 31, 1999 as determined using a Black-Scholes option pricing model. In 2000, the Company elected to accelerate the vesting on the remaining unvested options. Accordingly, the Company recorded total compensation expense, including that related to the accelerated vesting, of $324 in 2000, based on the market value of the options at the grant date and at the vesting dates in 2000 as determined using the Black-Scholes option pricing model. No future compensation expense will be recorded on these 60,000 options.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      The following table summarizes stock option activity for 1999 through 2001:

                                                               WEIGHTED AVERAGE
                                                                EXERCISE PRICE
                                           SHARES                 PER SHARE
                                         ---------              ----------------

Balance, December 31, 1998                 1,018,329           $        7.49

    Granted                                  475,150                   11.36
    Exercised                                (13,575)                   3.24
    Cancelled                                (42,000)                  10.72
                                     ---------------           -------------

Balance, December 31, 1999                 1,437,904                    8.72

    Granted                                  721,880                   13.17
    Exercised                                (37,325)                   3.11
    Cancelled                                (99,450)                  12.97
                                     ---------------           -------------

Balance, December 31, 2000                 2,023,009                   10.20

    Granted                                  570,100                    5.85
    Cancelled                               (140,500)                  10.87
                                     ---------------           -------------

Balance, December 31, 2001                 2,452,609           $        9.15
                                     ===============           =============


Amounts exercised in 2000 include 16,000 options to purchase common stock at $2.00 per share which were not issued until January 2001, and accordingly are classified as common stock to be issued in the accompanying balance sheet at December 31, 2000.

As of December 31, 2001, the following options were outstanding and exercisable by price range as follows:

                                  OUTSTANDING                       EXERCISABLE
                     ---------------------------------------    -----------------------
                                    WEIGHTED       WEIGHTED                    WEIGHTED
                                     AVERAGE       AVERAGE                     AVERAGE
      RANGE OF                      REMAINING      EXERCISE                    EXERCISE
      EXERCISE         NUMBER      CONTRACTUAL      PRICE         NUMBER        PRICE
       PRICES        OF SHARES        LIFE         PER SHARE     OF SHARES     PER SHARE
    ------------     ---------    --------------  ---------     ----------     ---------
  $ 0.20 - 2.00        189,954      3.7 years      $    0.95       189,954    $    0.95
   4.50 - 10.00      1,250,475      7.7 years           6.62       527,735         7.45
  10.06 - 12.00        412,900      6.1 years          10.28       270,950        10.40
  12.19 - 13.56        193,950      7.0 years          12.42       149,600        12.46
  14.06 - 22.63        405,330      7.9 years          18.07       108,964        18.03
                    ----------      ---------      ---------     ---------    ---------

                     2,452,609      7.1 years      $    9.15     1,247,203    $    8.63
                    ==========      =========      =========     =========    =========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      Had the Company elected to recognize compensation cost for options as prescribed by the fair value method under SFAS 123, the Company's net loss allocable to common stockholders and basic and diluted loss per share allocable to common stockholders would have been reflected as set forth below:


                                           1999          2000         2001
                                        ----------    ----------   ----------
        Net loss allocable to
            common stockholders:
                As reported           $   15,683      $  10,519     $   9,824
                Pro forma                 17,338         13,802        13,693

        Basic and diluted net loss
            per share allocable to
            common stockholders:
                As reported           $     1.82      $   1.21      $    0.94
                Pro forma                   2.02          1.58           1.31

      The weighted average fair values of stock options granted to employees during 1999, 2000 and 2001 were $7.81, $10.72 and $4.57 per share, respectively, on the date of grant. The weighted average fair values of stock options granted to nonemployees during 2000 were $9.21 per share on the date of grant. Such fair values were determined using the
      Black-Scholes option pricing model and are based on the following assumptions:

                                           1999          2000          2001
                                        ----------    ----------   ----------
        Expected life in years               5              7             7
        Risk-free interest rate           6.25 %         6.20 %        4.88 %
        Volatility                          80 %           90 %          95 %
        Expected dividend yield             -- %           -- %          -- %


(9)   CHANGE IN ACCOUNTING PRINCIPLE

      In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat(R). Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During 2000, the Company would have recognized approximately $505 in license revenues under

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


     its historical revenue recognition policy prior to the adoption of SAB 101. In addition, during 2001 and 2000, respectively, the Company recorded $63 and $397 in license revenues which were deferred upon the implementation of SAB 101 as of January 1, 2000 and which were previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101.

     The consolidated statement of operations in 2000 has been presented in the accompanying financial statements based on this newly adopted revenue recognition policy. The change increased revenue and decreased net loss by $25 during 2000, excluding the cumulative effect of the change. The pro forma net loss allocable to common stockholders and the related per share amount for 1999 as if the new accounting principle had been applied retroactively is also presented in the accompanying consolidated statements of operations. During 2000, the Company recorded a $764 charge as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000 and, accordingly, has approximately $739 recorded as deferred revenue from upfront license payments received from licensees, of which $63 has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2000. As of December 31, 2001, the Company has approximately $677 recorded as deferred revenue, $63 of which has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2001.

(10) INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 2000 and 2001 are presented below:

                                                           2000           2001
                                                        ---------      ---------
      Deferred tax assets:
        Capitalized start up costs.......              $      170      $      --
        Net operating loss carryforwards........           23,530         24,765
        Tax credit carryforward.................              840            850
        Accrued expenses........................               58            800
        Deferred revenue........................              251            275
                                                       ----------      ---------
            Total gross deferred tax assets.....           24,849         26,690
        Less valuation allowance................         (24,830)       (26,681)
                                                       ----------      ---------
            Total deferred tax assets...........               19              9
      Deferred tax liability:
        Depreciation............................             (19)            (9)
                                                       ----------      ---------
            Net deferred taxes..................       $       --      $      --
                                                       ==========      =========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 2001.

      The net change in the valuation allowance for the years ended December 31, 2000 and 2001 were increases of approximately $3,761 and $1,851, respectively, related primarily to additional net operating losses incurred by the Company.

      At December 31, 2001, the Company had approximately $64,500 of Federal and $35,900 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2007 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $850 available to reduce Federal income taxes which begin expiring in 2007.

      Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits,

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior year equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2001, assuming no future ownership changes, approximately $34,000 is immediately available to offset future taxable income. In addition to the section 382 limitation, the state net operating loss carryforward is subject to a $2,000 annual limitation.

(11)  TECHNOLOGY LICENSE

      At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed 20 years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net Periostat sales, if any, as defined in the agreement. A minimum annual royalty is required for the duration of the technology license. The Company incurred royalty expense for this technology of $711, $940 and $1,348 in 1999, 2000 and 2001, respectively.

      In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts.

(12)  COMMITMENTS

      The Company maintains various operating leases, primarily for office space. As of December 31, 2001, future minimum rent payments under noncancellable operation leases are as follows:

                     2002...............             $      335
                     2003...............                    335
                     2004...............                    332
                     2005...............                    334
                     2006...............                    334
                     Thereafter.........                    862
                                                     -----------
                           Total........             $     2,532
                                                     ===========


      Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $204, $326 and $337, respectively.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)


      During 1999, the Company entered into a three-year co-promotion agreement under which the Company is committed to spend up to $1,000 annually for promotional expenses, unless the agreement is earlier terminated per the terms of the agreement.

      Pursuant to the terms of the Atrix License Agreement (see note 6), the Company has committed to spend no less than $2,000 in advertising and selling expenses related to the licensed products during 2002, and the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets commencing with fiscal year 2003. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of sales presentations over the first 24 months of the agreement.

      During 2001, the Company entered into and fulfilled an obligation to purchase approximately $1,500 of inventory from a supplier.

(13)  401(K) SALARY REDUCTION PLAN

      In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the 401(k) Plan) available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not make any "matching contributions" in 1999, 2000 or 2001 in accordance with the terms of the 401(k) Plan.

(14)  CONTRACT RESEARCH AGREEMENT

      In May 1998, the Company entered into a three year evaluation testing agreement with SUNY pursuant to which SUNY will evaluate certain compounds supplied by the Company under which the Company would pay SUNY up to $1,570. In May 2001, the agreement expired. Costs incurred during 1999, 2000 and 2001 were $541, $356 and $168, respectively.

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The tables below summarize the Company's unaudited quarterly operating results for 2000 and 2001. The first three quarters of 2000 have been restated pursuant to the adoption of SAB 101 in the fourth quarter of 2000, as described in note 9.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)



                                                           THREE MONTHS ENDED
                                          ----------------------------------------------------
                                            MARCH 31,      JUNE 30,      SEPT. 30,    DEC. 31,
                                              2000           2000          2000         2000
                                          ------------ ------------- ------------- -----------


      Total revenues.................    $     6,530    $     6,612  $     5,259   $     5,870
      Gross margin on product sales..          4,340          4,596        3,436         4,059
      Net loss......................         (2,837)        (1,990)      (2,052)       (1,951)
      Net loss allocable to common
        stockholders before
        cumulative effect of change
        in accounting principle.....         (2,496)        (2,416)      (2,481)       (2,362)
      Net loss allocable to common
        stockholders................         (3,260)        (2,416)      (2,481)       (2,362)
      Basic and diluted net loss
        per share allocable to
        common stockholders before
        cumulative effect of change
        in accounting principle.....          (0.29)         (0.28)       (0.28)        (0.27)
      Basic and diluted net loss
        per share allocable to
        common stockholders.........          (0.38)         (0.28)       (0.28)        (0.27)

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)

                                                           THREE MONTHS ENDED
                                           --------------------------------------------------
                                           MARCH 31,     JUNE 30,     SEPT. 30,      DEC. 31,
                                             2001          2001         2001           2001
                                           ----------- ------------- -----------  -----------
      Total revenues.....................   $   7,024    $    8,711    $    9,249    $  10,248
      Gross margin on product sales......       4,747         5,751         7,046        7,989
      Net loss...........................     (2,691)       (2,681)       (1,546)      (1,226)
      Net loss allocable to common
        stockholders.....................     (3,111)       (3,101)       (1,966)      (1,646)
      Basic and diluted net loss per
        share allocable to common
        stockholders.....................      (0.33)       (0.29)         (0.18)       (0.15)

      The table below reflects the effect of the change in accounting principle on net loss allocable to common stockholders under the Company's historical revenue recognition policy as a result of the adoption of SAB 101 in the fourth quarter of 2000.



                                                             THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                  MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,
                                                    2000        2000        2000        2000
                                                 ----------  ----------  ----------  ---------
      New loss allocable to common
         stockholders under historical revenue
         recognition policy....................  $ (2,866)      (2,327)    (2,276)  $ (2,311)
      Effect of change in accounting principle.       370          (89)      (205)       (51)
      Cumulative effect of change in accounting
         principle.............................      (764)           --         --         --
                                                 ---------    ----------  ---------  ---------
      Net loss allocable to common stockholders
        after effect of change in accounting
        principle, as restated.................   $ (3,260)    $ (2,416)  $ (2,481)  $ (2,362)
                                                 =========   ==========  =========  =========


                                                               THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                    2000        2000       2000        2000
                                                 ----------- ---------- ----------- ----------

      Basic and diluted net loss per share
        allocable to common stockholders under
        historical revenue recognition policy... $  (0.33)    $  (0.27)  $  (0.26)  $   (0.27)
      Effect of change in accounting principle..      0.04       (0.01)     (0.02)          --
      Cumulative effect of change in
        accounting principle....................    (0.09)           --         --          --
                                                 ---------    ---------  ---------  ----------
      Basic and diluted net loss per share
        allocable to common stockholders after
        effect of change in accounting
        principle, as restated.................. $  (0.38)    $  (0.28)  $  (0.28)  $   (0.27)
                                                 =========    =========  =========  ==========

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001

                  (Dollars in thousands, except per share data)

(16)  SUBSEQUENT EVENT

      On February 14, 2002, the Company  entered into an equity line (the Equity
      Line) arrangement under the terms of a Common Stock Purchase Agreement (the Agreement) with Kingsbridge Capital Limited (Kingsbridge). Under the terms of the Agreement, the Company may, at its sole discretion and from time to time over the next 12 months, sell shares of its common stock to Kingsbridge at a discount to market price of up to 10%, as determined prior to each such sale. The maximum amounts of individual draws is based on the Company's market capitalization and may not exceed $3,000 and availability is subject to certain representations, warranties and covenants of the Company. The Company has committed to: (i) draw down on the Equity Line an amount aggregating at least $1.5 million in registered shares of common stock, prior to August 14, 2002 (the Minimum Commitment Amount); or (ii) if the Company has not satisfied such Minimum Commitment Amount, pay to Kingsbridge an amount equal to 10% of the amount by which the Minimum Commitment Amount exceeds the aggregate of all amounts drawn down under the Equity Line in respect of the shares of common stock issued and sold thereunder, except if the price of the Company's common stock is below certain levels during this period. The Equity Line provides for the sale of up to an aggregate $8.5 million in registered shares of common stock. In connection with the consummation of the Equity Line, the Company issued to Kingsbridge, a warrant to purchase 40,000 shares of common stock at an exercise price of $9.38 per share. The conversion price of the Series D preferred stock was not reduced as a result of such issuance. Such warrant will not become exercisable until August 14, 2002, and will expire on August 13, 2007.

      On March 22, 2002, the Company amended its Facility with Silicon Valley Bank (see note 7). Accordingly the amount the Company may borrow under the Facility was increased to the lesser of $4,000 or 80% of eligible accounts receivable, as defined in the amendment. Any such draws under the Facility will bear interest at the then prevailing prime rate plus 1.0 to 1.5% per annum, dependent upon achieving two consecutive fiscal quarters of profitability, as defined. The Company must also maintain (i) a tangible net worth of $5,000, subject to certain upward adjustments as defined in the amendment, as a result of profitable operation or additional debt or equity financings and (ii) a minimum of $2,000 in cash, net of borrowings under the facility, at all times during the term of the Facility, which expires March 15, 2004.

      On March 26, 2002, the Company issued an irrevocable letter of credit under the Facility for $1,343. This letter of credit will be used to secure future purchases of inventory that the Company expects to make from a supplier.

                 COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 1999, 2000 and 2001
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------
       COL A                COL B                       COL C                        COL D              COL E
--------------------------------------------------------------------------------------------------------------------
     Description        Balance at the                 Additions                   Deductions       Balance at the
                        Beginning of                                                                End of Period
                           Period
--------------------------------------------------------------------------------------------------------------------
Accounts Receivable                         Charged to            Other
     Allowance:                            Statement of
                                            Operations
--------------------------------------------------------------------------------------------------------------------
        1999                $ 293              $ 554              $ --               $ 461              $ 386

        2000                $ 386              $ 824              $ --               $ 829              $ 381

        2001                $ 381             $1,906              $ --              $1,337              $ 950
--------------------------------------------------------------------------------------------------------------------