Form 10-Q
period 2002-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2002-05-15
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                             Commission File Number
                                     0-28308


                        COLLAGENEX PHARMACEUTICALS, INC.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        52-1758016
----------------------------------            ----------------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


41 University Drive, Newtown, PA                                           18940
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

                Yes:   X                              No:
                     -----                               -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of April 15, 2002:

                Class                               Number of Shares
     ---------------------------                    ----------------
     Common Stock $.01 par value                       11,119,594

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION.............................................    1

    Item 1. Financial  Statements..........................................    1

            Condensed Consolidated Balance Sheets as of December 31, 2001
               and March 31, 2002 (unaudited)..............................    2

            Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 2001 and 2002 (unaudited)............    3

            Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2002 (unaudited)............    4

            Notes to Condensed Consolidated Financial Statements
               (unaudited).................................................    5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    9

            Results of Operations..........................................   10

            Liquidity and Capital Resources................................   15

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   21

PART II. OTHER INFORMATION.................................................   22

    Item 2. Changes in Securities and Use of Proceeds......................   22

    Item 5. Other Information..............................................   22

    Item 6. Exhibits and Reports on Form 8-K...............................   23

SIGNATURES.................................................................   24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2002
                  (dollars in thousands, except per share data)

                                                                              DECEMBER 31,             MARCH 31,
                                  ASSETS                                         2001                    2002
                                                                             -------------          -------------
                                                                                                     (unaudited)
Current assets:

   Cash and cash equivalents...........................................      $        6,171         $       4,195
   Accounts receivable, net of allowance of $950 and $1,067 at
      December 31, 2001 and March 31, 2002, respectively...............               4,478                 5,698
   Inventories.........................................................               1,402                 1,483
   Prepaid expenses and other current assets...........................               1,200                 1,533
                                                                             --------------         -------------
         Total current assets..........................................              13,251                12,909
   Equipment and leasehold improvements, net...........................                 537                   639
   Other assets........................................................                 910                   885
                                                                             --------------         -------------
         Total assets..................................................      $       14,698         $      14,433
                                                                             ==============         =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of note payable.....................................      $           35         $          15
   Accounts payable....................................................               3,769                 4,436
   Accrued expenses....................................................               3,153                 2,562
                                                                             --------------         -------------
         Total current liabilities.....................................               6,957                 7,013
                                                                             --------------         -------------
   Deferred revenue....................................................                 614                   552

Commitments

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at December 31, 2001 and March 31, 2002
     (liquidation value of $20,000 at March 31, 2002)..................                   2                     2

   Common stock, $0.01 par value; 25,000,000 shares authorized,
     10,999,573 and 11,116,019 shares issued and outstanding at
      December 31, 2001 and March 31, 2002, respectively...............                 110                   111

   Common stock to be issued (103,196 shares at December 31, 2001
      and none at March 31, 2002) .....................................                 840                    --
   Additional paid in capital..........................................              80,129                81,266
   Accumulated deficit.................................................             (73,954)              (74,511)
                                                                             --------------         -------------
         Stockholders' equity..........................................               7,127                 6,868
                                                                             --------------         -------------
         Total liabilities and stockholders' equity....................      $       14,698         $      14,433
                                                                             ==============         =============


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                     2001             2002
                                                                -----------       -----------
Revenues:
  Product sales...........................................      $     6,113       $     9,881
  Contract revenues.......................................              875               792
  License revenues........................................               36                87
                                                                -----------       -----------
       Total revenues.....................................            7,024            10,760
                                                                -----------       -----------
Operating expenses:
  Cost of product sales...................................            1,366             1,580
  Research and development................................              944               829
  Selling, general and administrative.....................            7,477             8,928
                                                                -----------       -----------
        Total operating expenses..........................            9,787            11,337
                                                                -----------       -----------
        Operating loss....................................           (2,763)             (577)

Other income (expense):
  Interest income.........................................               63                22
  Interest expense........................................               (3)               (1)
  Other income (expense)..................................               12                (1)
                                                                -----------       -----------
        Net loss..........................................           (2,691)             (557)
                                                                -----------       -----------
Preferred stock dividend..................................              420               420
                                                                -----------       -----------
Net loss allocable to common stockholders.................      $    (3,111)      $      (977)
                                                                ===========       ===========
Basic and diluted net loss per share allocable to common
  stockholders............................................      $     (0.33)      $     (0.09)
                                                                ===========       ===========
Shares used in computing basic and diluted net loss per
  share allocable to common stockholders..................        9,336,639        11,078,258
                                                                ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2002
                             (dollars in thousands)
                                   (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2001              2002
                                                                 ----------        ---------
Cash flows from operating activities:
  Net loss................................................       $   (2,691)       $    (557)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Noncash compensation expense........................                7               --
      Depreciation and amortization expense...............               64               90
      Change in assets and liabilities:
        Accounts receivable...............................             (438)          (1,220)
        Inventories.......................................             (227)             (81)
        Prepaid expenses and other assets.................           (1,523)             (86)
        Accounts payable..................................              621              667
        Accrued expenses..................................             (349)            (591)
        Deferred revenue..................................              (15)             (62)
                                                                 ----------        ---------
               Net cash used in operating activities......           (4,551)          (1,840)
                                                                 ----------        ---------
Cash flows from investing activities:
  Capital expenditures....................................               (8)            (167)
  Proceeds from the sale of short term investments........            1,739               --
                                                                 ----------        ---------
               Net cash provided by (used in) investing
               activities.................................            1,731            (167)
                                                                 ----------        ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock..............            6,878               51
  Repayment of long-term debt.............................              (18)             (20)
                                                                 ----------        ---------
               Net cash provided by financing activities..            6,860               31
                                                                 ----------        ---------
Net increase (decrease) in cash and cash equivalents......            4,040          (1,976)

Cash and cash equivalents at beginning of period..........            3,709            6,171
                                                                 ----------        ---------
Cash and cash equivalents at end of period................       $    7,749        $   4,195
                                                                 ==========        =========
Supplemental schedule of noncash financing activities:
    Common stock dividends issued or to be issued
    on preferred stock....................................       $      420        $     420
                                                                 ==========        =========
    Issuance of common stock to be issued.................              872              840
                                                                 ==========        =========
    Issuance of warrants to purchase common stock in
    connection with equity line...........................               --              248
                                                                 ==========        =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest..............       $        3        $       1
                                                                 ==========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and footnotes included in its Form 10-K for the year ended December 31, 2001.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2002, their results of operations for the three months ended March 31, 2001 and 2002, and their cash flows for the three months ended March 31, 2001 and 2002. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

NOTE 2 -- INVENTORIES:

     Inventories at December 31, 2001 and March 31, 2002 consisted of the following:

                                               2001         2002
                                               ----         ----
                 Raw materials              $    174     $    347
                 Work-in-process                  66          891
                 Finished goods                1,162          245
                                            --------     --------
                                            $  1,402     $  1,483
                                            ========     ========

NOTE 3 -- CHANGE IN ACCOUNTING PRINCIPLE:

     In the fourth  quarter  of 2000,  the  Company  adopted  SAB 101,  "Revenue
Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat(R). Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During the three months ended March 31, 2001 and 2002, the Company recognized $15 and $16, respectively, in license revenues which were deferred upon the implementation of SAB 101 as of January 1, 2000 and which were previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101. During 2000, the Company recorded a $764 charge as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000; $149 of this deferred revenue has been recognized through March 31, 2002.

NOTE 4 -- COMMON STOCK AND DEBT FINANCINGS:

     On March 19, 2001, the Company consummated a one-year revolving credit facility (the "Facility") with Silicon Valley Bank (the "Bank"). The Facility was subsequently amended on March 22, 2002 to increase the amount available to the Company under the Facility to the lesser of $4,000 or 80% of eligible accounts receivable, as defined in the amendment. The amount available is also reduced by outstanding letters of credit which may be issued under this agreement in amounts totaling up to $1,500.

     The Facility may be used only for working capital purposes. The Company is not obligated to draw amounts under the Facility and any such draws under the Facility will bear interest at the then prevailing prime rate plus 1.0 to 1.5% per annum. The Company must also maintain (i) a tangible net worth of $5,000, subject to certain upward adjustments as defined in the amendment, as a result of profitable operation or additional debt or equity financings and (ii) a minimum of $2,000 in cash, net of borrowings under the facility, at all times during the term of the Facility, which expires March 15, 2004. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. At March 31, 2002, there were no borrowings against the Facility, however, on March 26, 2002, the Company issued an irrevocable letter of credit under the Facility for $1,343. This letter of credit will be used to secure future purchases of inventory that the Company expects to make from a supplier. As the Company pays down amounts under the letter of credit, the amount available to the Company under the Facility will increase.

     On February 14, 2002, the Company entered into an equity line (the "Equity Line") arrangement under the terms of a Common Stock Purchase Agreement (the "Agreement") with

Kingsbridge Capital Limited ("Kingsbridge"). Under the terms of the Agreement, the Company may, at its sole discretion and from time to time over the next 12 months, sell shares of its Common Stock to Kingsbridge at a discount to market price of up to 10%, as determined prior to each such sale. The maximum amounts of individual draws is based on the Company's market capitalization and may not exceed $3,000 and availability is subject to certain representations, warranties and covenants of the Company. The Company has committed to: (i) draw down on the Equity Line an amount aggregating at least $1,500 in registered shares of Common Stock, prior to August 14, 2002 (the "Minimum Commitment Amount"); or (ii) if the Company has not satisfied such Minimum Commitment Amount, pay to Kingsbridge an amount equal to 10% of the amount by which the Minimum Commitment Amount exceeds the aggregate of all amounts drawn down under the Equity Line in respect of the shares of Common Stock issued and sold thereunder, except if the price of the Company's Common Stock is below certain levels during this period. The Equity Line provides for the sale of up to an aggregate $8,500 in registered shares of Common Stock. In connection with the consummation of the Equity Line, the Company issued to Kingsbridge a warrant to purchase 40,000 shares of Common Stock at an exercise price of $9.38 per share. Such warrant will not become exercisable until August 14, 2002, and will expire on August 13, 2007. The Company recorded the fair value of the warrants issued in connection with the Equity Line of approximately $248 as an increase to additional paid in capital and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2002.

NOTE 5 -- COMMITMENTS:

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which the Company is committed to spend up to $1,000 annually for promotional expenses, unless the agreement is earlier terminated pursuant to the terms of the agreement.

     Pursuant to the terms of an exclusive License Agreement with Atrix Laboratories, the Company has committed to spend no less than $2,000 in advertising and selling expenses related to the licensed products during 2002, and the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets commencing with fiscal year 2003. For the three months ended March 31, 2002, the Company has fulfilled $439 of the $2,000 advertising and selling expense commitment for 2002. Accordingly, the Company's obligation as of March 31, 2002 is $1,561. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of sales presentations over the first 24 months of the agreement.

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4,170, of which no more than $533, $950, $1,650 and $1,037 shall be payable prior to December 31, 2002, January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.


NOTE 6 -- SUBSEQUENT EVENTS:

     At the Company's 2002 Annual Meeting of Stockholders held on May 9, 2002, the stockholders of the Company approved a proposal to amend the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") to increase the maximum number of shares of the Company's Common Stock available for issuance under the 1996 Stock Option Plan from 2,000,000 to 2,500,000 shares and to reserve an additional 500,000 shares of the Company's Common Stock for issuance in connection with awards granted under the 1996 Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat, is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. We are marketing Periostat to the dental community through our own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R), Atrisorb FreeFlow(R) and Atrisorb-D(R), to the United States dental market. We distribute Periostat through drug wholesalers and large retail chains in the United States and the United Kingdom. The Atrix dental products are distributed through a specialty distributor who sells these products directly to dental practitioners in the United States. Our sales force also co-promotes Vioxx, a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and Pandel(R), a topical corticosteroidal product developed by Altana Inc. and indicated for dermatologic use.

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

     We have incurred losses each year since inception and have an accumulated deficit of $74.5 million at March 31, 2002.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of our sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. Our success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Periostat has been approved by the FDA for marketing in the United States, approved by the Medicines

Control Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland and Israel. There can be no assurance that any of our other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by us. In addition, there can be no assurance that we will successfully commercialize Vioxx, Pandel, Atridox, Atrisorb FreeFlow and Atrisorb-D. As a result of these risks, and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in the forward-looking statements contained herein.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(TM), The Whole Mouth Treatment(TM), Restoraderm(TM) and Dentaplex(TM) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), and Xerostat(R) are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R) and Dentaplex(R) are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Limited. CollaGenex(R) and PS20(R) are both European Community and United Kingdom trademarks of CollaGenex International Limited. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

RESULTS OF OPERATIONS

     During the three months ended March 31, 2002, we achieved net product sales of $9.9 million, including approximately $9.0 million from the sale of Periostat and approximately $900,000 from the sale of Atridox, Atrisorb FreeFlow and Atrisorb-D. We launched each of Atridox and Atrisorb FreeFlow in October 2001, and launched Atrisorb-D in February 2002. In addition, during the three months ended March 31, 2002, we generated $792,000 in contract revenues from our two
(2) co-promotion agreements for Vioxx and Pandel, and $87,000 in licensing revenue.

     Critical Accounting Judgments and Estimates

     Management's discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition.

     We recognize sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business.

     Since our inception, a portion of our revenue has been generated from license and distribution agreements for our products. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. Any amounts deferred are amortized to revenue over the expected performance period of each underlying agreement. The expected performance period is based on management's best estimate and subject to change based on current market conditions. Deferred revenue represents the portion of up front license payments received that has not been earned. Milestone revenue from licensing arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research, development or regulatory process.

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

REVENUES

--------------------------------------------------------------------------------
Revenues                            2002           CHANGE             2001
(dollars in thousands)              ----           ------             ----
--------------------------------------------------------------------------------
Product Sales                    $   9,881           62%           $   6,113
--------------------------------------------------------------------------------
Contract Revenues                      792           (9%)                875
--------------------------------------------------------------------------------
License Revenues                        87          142%                  36
                                 ---------                         ---------
--------------------------------------------------------------------------------
Total                            $  10,760           53%           $   7,024
--------------------------------------------------------------------------------

     Total revenues during the three months ended March 31, 2002 were $10.8 million, representing a 53% increase over total revenues of $7.0 million during the three months ended March 31, 2001. Such 2002 revenues included approximately $9.0 million in net sales of Periostat, approximately $900,000 in net sales of Atridox, Atrisorb FreeFlow and Atrisorb-D, $792,000 in contract revenues, which were derived from our co-promotion of Vioxx and Pandel, and $87,000 in foreign license and milestone revenues for Periostat. Product sales increased $3.8 million, or 62%, during the three months ended March 31, 2002 to $9.9 million compared to $6.1 during the three months ended March 31, 2001, mainly as a result of the Direct-To-Consumer, or DTC, advertising campaign for Periostat in addition to new incremental sales of the Atrix products we market.

     Total revenues during the three months ended March 31, 2001 included $6.1 million in net sales of Periostat, $875,000 in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, a prescription cold sore medication owned by Novartis Pharmaceuticals Corporation, and $36,000 in license revenues. Revenues from Denavir accounted for approximately $175,000 of such contract revenues. Novartis, which acquired Denavir from SmithKline Beecham Consumer Healthcare in early 2001, terminated our Co-Promotion

Agreement with respect to Denavir effective April 13, 2001. We have not recognized any revenue with respect to sales of Denavir since April 2001. There were no sales of Atridox,

Atrisorb FreeFlow or Atrisorb-D in the first quarter of 2001.

     In accordance with SAB 101, which we adopted in 2000, $16,000 and $15,000 of our licensing revenues recorded during each of the three months ended March 31, 2002 and March 31, 2001, respectively, were attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and are being recognized as income over the expected performance period of these agreements.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales               2002           CHANGE             2001
(dollars in thousands)              ----           ------             ----
--------------------------------------------------------------------------------
Cost of Product Sales             $  1,580           16%            $  1,366
--------------------------------------------------------------------------------
Percent of Product Sales             16.0%                             22.3%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of new product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat and the Atrix products.

     Cost of product sales were $1.6 million, or 16.0% of product sales during the three months ended March 31, 2002, compared to $1.4 million, or 22.3% of product sales during the three months ended March 31, 2001. Cost of product sales increased in absolute dollars but decreased as a percentage of product sales during such period in 2002 compared to 2001, primarily due to our continued manufacturing cost savings for Periostat tablets, which we launched in July 2001. For Periostat, cost of product sales as a percent of sales, declined to 13.7% during the three months ended March 31, 2002 from 22.3% during the three months ended March 31, 2001. The cost of product sales for Atridox, Atrisorb FreeFlow and Atrisorb-D were 39.0% for the first quarter of 2002.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development            2002          CHANGE              2001
(dollars in thousands)              ----          ------              ----
--------------------------------------------------------------------------------
Research and Development          $   829          (12%)            $   944
--------------------------------------------------------------------------------
Percentage of Total Revenue          7.7%                             13.4%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses decreased to $829,000 during the three months ended March 31, 2002 from $944,000 during the three months ended March 31, 2001. This decrease of $115,000, or 12%, was mainly the result of higher research and clinical development expenses incurred exclusively in 2001 for Metastat, our antiangiogenesis drug, and Dentaplex, a nutritional supplement, as well as European regulatory expenses for Periostat. This was partially offset by the initial spending in 2002 for clinical trials for Periostat in dermatologic and opthalmologic indications.

     Development projects contracted during the three months ended March 31, 2002 included our continuation of a feasibility study and formulation development work for a once-a-day formulation of Periostat and our Restoraderm technology, which totaled $155,000 and $70,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by mid-2002. Additional expenses ranging from approximately $1.0 million in 2002 to as much as $6.0 million through completion could be incurred if the project is successful.

     Clinical projects totaling $273,000 were conducted during the three months ended March 31, 2001 and included several Phase IV studies for Periostat in various dental indications and the continuation of clinical trials for Periostat in dermatological indications. We are currently in discussions with the FDA regarding protocols for additional trials with Periostat for acne and rosacea. Until these discussions are finalized, it is premature to estimate the future costs associated with the continued development of Periostat for dermatological indications.

     Other expenses incurred during the three months ended March 31, 2002 included $44,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $61,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended March 31, 2002 were $145,000. Additionally, during such period we incurred $81,000 in travel and other office expenses.

     Research and development expenses incurred during the three months ended March 31, 2001 included $130,000 in research grants to various academic institutions for conducting research related to our core technology, $105,000 in Periostat Phase IV clinical trial grants, $180,000 in contracted clinical and development expenses related to a safety and pharmacokinetic study for Metastat and other IMPACS compounds in the development stage and $180,000 in manufacturing development and validation expenses for Dentaplex.

     Other expenses incurred during the three months ended March 31, 2001 included $90,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $92,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Research and development expenses incurred during the three months ended March 31, 2001 also included $122,000 in direct salaries and other personnel related expenses and $45,000 in travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative         2002          CHANGE          2001
(dollars in thousands)                      ----          ------          ----
--------------------------------------------------------------------------------
Selling, General and Administrative       $  8,928          19%         $  7,477
--------------------------------------------------------------------------------
Percentage of Total Revenue                  83.0%                        106.4%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses increased 19% to $8.9 million during the three months ended March 31, 2002 from $7.5 million during the three months ended March 31, 2001. Significant components of selling, general and administrative expenses incurred during the three months ended March 31, 2002 included $4.4 million in direct selling and sales training expenses, $3.2 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenditures for the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $1.3 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the three months ended March 31, 2001 included $3.3 million in direct selling and training expenses, $3.1 million in marketing expenses (including Periostat DTC advertising expenditures and co-promotion expenses related to Vioxx) and $1.1 in general and administrative expenses.

     This increase of $1.4 million, or 19%, from the three months ended March 31, 2001 to the three months ended March 31, 2002, was primarily the result of increases in incentive compensation and salaries for our dental sales force, which are directly related to higher sales during this period. Additionally, we incurred an incremental $200,000 in selling expenses associated with our Pandel sales initiative, which we began in 2002.

     During the three months ended March 31, 2002 we incurred $1.5 million in DTC advertising expenses compared to $1.4 million during the same period in 2001.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income / Expense              2002             CHANGE             2001
                                    ----             ------             ----
--------------------------------------------------------------------------------
Interest Income                  $  22,000            (65%)          $  63,000
--------------------------------------------------------------------------------
Interest Expense                 $   1,000            (67%)          $   3,000
--------------------------------------------------------------------------------
Other (Expense) Income           $  (1,000)            N/A           $  12,000
--------------------------------------------------------------------------------


     Interest income decreased to $22,000 for the three months ended March 31, 2002 compared to $63,000 for the three months ended March 31, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2002 was $1,000, compared to $3,000 for the year ended December 31, 2001. Other expense during the three months ended March 31, 2002 was $1,000. Other income during the three months ended March 31, 2001 of $12,000 was recognized as a result of foreign currency transactions.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $420,000 during each of the three months ended March 31, 2002 and March 31, 2001. Such preferred stock dividends, paid in shares of our Common

Stock, were the result of our obligations in connection with the issuance of our Series D Preferred Stock in May 1999. Beginning in mid-2002, as more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, we will no longer pay dividends on the Series D Preferred Stock in shares of our Common Stock, and will become obligated to pay such dividends in cash, at a rate equal to 8% per annum.

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

     The Series D Preferred Stock is convertible at any time into shares of our Common Stock at a current conversion price of $9.91 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of both a Common Stock financing in March 2001 and the sale of shares of our Common Stock to Atrix Laboratories, Inc. in August 2001. Such conversion price is not subject to reset except in the event that we should fail to declare and pay dividends when due or we should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Preferred Stock. During the first three years following issuance, holders of the Series D Preferred Stock have and are entitled to receive dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, and beginning in 2002, dividends will be payable in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Preferred Stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of Common Stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of March 31, 2002, such conversion price was $9.91 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of Common Stock to be issued upon conversion of the Series D Preferred Stock. Without written approval of a majority of the holders of record of the Series D Preferred Stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D Preferred Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

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

     On March 19, 2001, we consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On March 26, 2002, we secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. As we pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0 to 1.5% per annum and may be used only for working capital purposes. Without the consent of the Silicon Valley Bank, we, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our Common Stock. We must also maintain a certain tangible net worth and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility, at all times during the term thereto. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of March 31, 2002, we had no current borrowings outstanding against the credit facility.

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

     Additionally, in connection with the consummation of the equity line and pursuant to the terms of a warrant agreement executed by us, we issued Kingsbridge a warrant to purchase 40,000 shares of our Common Stock at an exercise price of $9.38 per share. The conversion price of our Series D Preferred Stock was not reduced as a result of such issuance. Such warrant will not become exercisable until August 14, 2002, and will thereafter expire on August 13, 2007. We have registered the shares of our Common Stock which may be issued by us under the equity line and upon any exercise of the warrant by Kingsbridge, under our recent shelf registration statement on Form S-3, which registered an aggregate of 964,880 shares of our Common Stock for use in connection the equity line. On April 29, 2002, the Securities and Exchange Commission declared such shelf registration statement on Form S-3 effective.

     At March 31, 2002, we had cash, cash equivalents and short-term investments of approximately $4.2 million, a decrease of $2.0 million from the $6.2 million balance at December 31, 2001. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at March 31, 2002 was $5.9 million, a decrease of $400,000 from $6.3 million at December 31, 2001. This decrease was primarily attributable to our continued use of cash to fund operations during the quarter ended March 31, 2002.

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

     Our Series D Preferred Stock paid dividends in Common Stock at a rate of 8.4% per annum from the date of issuance of such Series D Preferred Stock through May 11, 2002. After May 11, 2002, the Series D Preferred Stock pays dividends in cash at a rate of 8.0% per annum. The Series D Preferred Stock is convertible into our Common Stock at a current conversion price of $9.91 per share, subject to adjustment, at any time by the holder and under certain conditions by us. The conversion price of the Series D Preferred Stock is subject to adjustment in the event we fail to declare or pay dividends when due or should we issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Series D Preferred Stock.

     In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of 10 years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments at the end of the 5th year.

     In August of 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, unless the agreement is earlier terminated.

     Pursuant to our License and Marketing Agreement with Atrix Laboratories, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, through 2003, a force of no less than ninety
(90) full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including:
(i) the lesser of $4,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market. For the three months ended March 31, 2002, the Company has fulfilled $439,000 of the $2,000,000 advertising and selling expense commitment for 2002. Accordingly, the Company's obligation as of March 31, 2002 is $1,561,000.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4.2 million, of which no more than $533,000, $950,000, $1,650,000 and $1,037,000 shall be payable prior to December 31, 2002,
January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

     Below is a table which presents our contractual obligations and commercial commitments as of March 31, 2002:

------------------------------------------------------------------------------------------------------------------
                                                                 PAYMENTS DUE BY PERIOD
                              ------------------------------------------------------------------------------------
                                                  9 MONTHS
       CONTRACTUAL                                 ENDING
       OBLIGATIONS                               DECEMBER 31,        2003 AND           2005 AND         2007 AND
                                  TOTAL             2002               2004               2006            AFTER
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT(1)             $     15,000      $     15,000             $0                $0               $0
------------------------------------------------------------------------------------------------------------------

OPERATING LEASES(2)           $  2,448,000      $    251,000       $    667,000      $    668,000     $   862,000
------------------------------------------------------------------------------------------------------------------

UNCONDITIONAL                                   $    293,000(3)
PURCHASE                                        $    894,000(4)
OBLIGATIONS                   $  2,748,000      $  1,561,000(5)          (5)                --              --
------------------------------------------------------------------------------------------------------------------

CASH DIVIDEND ON SERIES D
PREFERRED STOCK               $  7,600,000(6)   $  1,200,000(6)    $  3,200,000(6)   $  3,200,000(6)       (6)
------------------------------------------------------------------------------------------------------------------

TOTAL CONTRACTUAL
OBLIGATIONS                   $ 12,811,000      $  4,214,000       $  3,867,000      $  3,868,000     $   862,000
------------------------------------------------------------------------------------------------------------------


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

(5) Such amounts are payable under the terms of our Agreement with Atrix Pharmaceuticals. As of March 31, 2002, we will be required to expend $1,561,000 in advertising and selling expenses related to the Atrix products in 2002, and to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market.

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

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

     On February 14, 2002, in connection with the consummation of our equity line arrangement with Kingsbridge Capital Limited and pursuant to the terms of a warrant agreement executed by us, we issued Kingsbridge a warrant to purchase 40,000 shares of our Common Stock at an exercise price of $9.38 per share. The warrant will not become exercisable until August 14, 2002, and will thereafter expire on August 13, 2007. Such warrant was not registered under the Securities Act of 1933, as amended, at the time of such issuance.

     We have registered the shares of our Common Stock which may be issued by us under the equity line and upon any exercise of the warrant by Kingsbridge, on our shelf Registration Statement on Form S-3 (File No. 333-72166), which registered an aggregate of 964,880 shares of our Common Stock and was declared effective by the Securities and Exchange Commission on February 14, 2002.

     We believe that the issuance of such warrant to Kingsbridge was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Kingsbridge had adequate access to information about us.

ITEM 5.     OTHER INFORMATION.

Receipt of Marketing Authorization

     On April 23, 2002, we announced that we had received final Marketing Authorizations for our lead product, Periostat, from the Ministries of Health in Austria and Finland. Periostat will be marketed and commercialized in Austria by Willvonseder & Marchesani Ges.m.b.H & Co. KG, a Vienna based company, with which we entered into a marketing and distribution agreement on June 9, 2000. We are currently in discussions with suitable partner companies for the Scandinavian countries.

     Additionally, on May 6, 2002, we announced that the Israeli Ministry of Health granted a Marketing Authorisation for Periostat to our Israeli commercial partner, Taro Pharmaceutical Industries Ltd. ("Taro"). Taro will market and distribute Periostat in Israel pursuant to the terms of a Marketing and Distribution Agreement which we entered into with Taro on August 24, 2000. Periostat tablets will be supplied to Taro by our wholly-owned United Kingdom subsidiary, CollaGenex International Limited.

Publication of Metastat Phase I Results

     On March 7, 2002, we announced that the January 2002 issue of the Journal of Clinical Oncology featured a report describing the results of a Phase I clinical trial carried out by the AIDS Malignancy Consortium and sponsored by the National Cancer Institute designed to evaluate the use of our anti-angiogenesis compound, COL-3 (Metastat(R)), in the treatment of AIDS-related Kaposi's sarcoma.

Co-operation, Development and Licensing Agreement

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4.2 million, of which no more than $533,000, $950,000, $1,650,000 and $1,037,000 shall be payable prior to December 31, 2002,
January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          *10.1 - Wholesale Service Agreement effective as of November 1, 2001, by and between the Company and National Specialty Services, Inc.

          *10.2 - First Amendment to Wholesale Service Agreement effective as of November 12, 2001, by and between the Company and National Specialty Services, Inc.

          *10.3 - Exclusive Distribution Agreement dated as of March 1, 2002, by and between the Company and CORD Logistics, Inc.

          10.4 - First Loan Modification Agreement dated as of March 22, 2002 by and between the Company and Silicon Valley Bank.

          10.5 - Second Loan Modification Agreement dated as of March 27, 2002 by and between the Company and Silicon Valley Bank.

     (b)  Reports on Form 8-K.

          On February 15, 2002 we filed a current report on Form 8-K with the Securities and Exchange Commission relating to our equity line arrangement with Kingsbridge Capital Limited.

          * Confidential Treatment has been sought for a portion of this Exhibit

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CollaGenex Pharmaceuticals, Inc.

Date:   May 15, 2002                   By: /s/ Brian M. Gallagher, Ph.D.
                                           -------------------------------------
                                           Brian M. Gallagher, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:   May 15, 2002                   By: /s/ Nancy C. Broadbent
                                           -------------------------------------
                                           Nancy C. Broadbent
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)