Form 10-Q
period 2002-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2002-08-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                             Commission File Number
                                     0-28308


                        COLLAGENEX PHARMACEUTICALS, INC.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        52-1758016
----------------------------------              --------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


41 University Drive, Newtown, PA                                         18940
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

             Yes:  X                                 No:
                 -----                                  -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of July 31, 2002:

               Class                                 Number of Shares
               -----                                 ----------------
     Common Stock $.01 par value                         11,273,466

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION...........................................    1

   Item 1.   Financial Statements.........................................    1

             Condensed Consolidated Balance Sheets as of December 31,
                  2001 and June 30, 2002 (unaudited)......................    2

             Condensed Consolidated Statements of Operations for the Three
                  Months Ended June 30, 2001 and 2002 (unaudited).........    3

             Condensed Consolidated Statements of Operations for the Six
                  Months Ended June 30, 2001 and 2002 (unaudited) ........    4

             Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and 2002 (unaudited).........    5

             Notes to Condensed Consolidated Financial Statements
                  (unaudited).............................................    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   11

             Results of Operations........................................   12

             Liquidity and Capital Resources..............................   21

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   27

PART II.  OTHER INFORMATION...............................................   28

   Item 4.   Submission of Matters to a Vote of Security Holders .........   28

   Item 5.   Other Information............................................   29

   Item 6.   Exhibits and Reports on Form 8-K.............................   30

SIGNATURES................................................................   32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       December 31, 2001 and June 30, 2002
                  (dollars in thousands, except per share data)

                                                                             DECEMBER 31,         JUNE 30,
                                  ASSETS                                        2001                2002
                                                                             -----------        -----------
                                                                                                (unaudited)
Current assets:

   Cash and cash equivalents...........................................       $   6,171          $   5,605
   Accounts receivable, net of allowance of $950 and $1,217 at
     December 31, 2001 and June 30, 2002, respectively.................           4,478              4,643
   Inventories.........................................................           1,402              1,522
   Prepaid expenses and other current assets...........................           1,200              1,584
                                                                              ---------          ---------
         Total current assets..........................................          13,251             13,354
Equipment and leasehold improvements, net..............................             537                670
Other assets...........................................................             910              2,220
                                                                              ---------          ---------
         Total assets..................................................       $  14,698          $  16,244
                                                                              =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of note payable.....................................       $      35          $      --
   Accounts payable....................................................           3,769              3,684
   Accrued expenses....................................................           3,153              4,793
                                                                              ---------          ---------
         Total current liabilities.....................................           6,957              8,477
                                                                              ---------          ---------
Deferred revenue.......................................................             614                537

Commitments

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at December 31, 2001 and June 30,
     2002 (liquidation value of $20,000 at June 30, 2002)..............               2                  2

   Common stock, $0.01 par value; 25,000,000 shares authorized,
     10,999,573 and 11,273,466 shares issued and outstanding at
     December 31, 2001 and June 30, 2002, respectively.................             110                113

   Common stock to be issued (103,196 shares at December 31, 2001
     and 87,636 at June 30, 2002)......................................             840                611
   Additional paid in capital..........................................          80,129             82,230
   Accumulated deficit.................................................         (73,954)           (75,726)
                                                                              ---------          ---------
         Total stockholders' equity....................................           7,127              7,230
                                                                              ---------          ---------
         Total liabilities and stockholders' equity....................       $  14,698          $  16,244
                                                                              =========          =========



See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2001 and 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                     2001             2002
                                                                  ----------       ----------

Revenues:
  Product sales...........................................       $     7,267       $    10,377
  Contract revenues.......................................             1,024               555
  License revenues........................................               420                35
                                                                 -----------       -----------
       Total revenues.....................................             8,711            10,967
                                                                 -----------       -----------
Operating expenses:
  Cost of product sales...................................             1,516             1,598
  Research and development................................               874               870
  Selling, general and administrative.....................             9,070             8,899
                                                                 -----------       -----------
        Total operating expenses..........................            11,460            11,367
                                                                 -----------       -----------
        Operating loss....................................            (2,749)             (400)

Other income (expense):
  Interest income.........................................                74                15
  Interest expense........................................                (2)               (1)
  Other income (expense)..................................                (4)                1
                                                                 -----------       -----------
        Net loss..........................................            (2,681)             (385)
Preferred stock dividend..................................               420               409
                                                                 -----------       -----------
Net loss allocable to common stockholders.................       $    (3,101)      $      (794)
                                                                 ===========       ===========
Basic and diluted net loss per share allocable to common
  stockholders............................................       $     (0.29)      $     (0.07)
                                                                 ===========       ===========
Shares used in computing basic and diluted net loss per
  share allocable to common stockholders..................        10,550,638        11,163,585
                                                                 ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2001 and 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------
                                                                     2001             2002
                                                                 ----------       -----------

Revenues:
  Product sales...........................................       $   13,381       $    20,258
  Contract revenues.......................................            1,899             1,347
  License revenues........................................              456               122
                                                                 ----------       -----------
       Total revenues.....................................           15,736            21,727
                                                                 ----------       -----------

Operating expenses:
  Cost of product sales...................................            2,882             3,178
  Research and development................................            1,818             1,699
  Selling, general and administrative.....................           16,547            17,827
                                                                 ----------       -----------
        Total operating expenses..........................           21,247            22,704
                                                                 ----------       -----------
        Operating loss....................................           (5,511)             (977)

Other income (expense):
  Interest income.........................................              136                37
  Interest expense........................................               (5)               (2)
  Other income............................................                8                --
                                                                 ----------       -----------
        Net loss..........................................           (5,372)             (942)
Preferred stock dividend..................................              840               829
                                                                 ----------       -----------
Net loss allocable to common stockholders.................       $   (6,212)      $    (1,771)
                                                                 ==========       ===========

Basic and diluted net loss per share allocable to common
  stockholders............................................       $    (0.62)      $     (0.16)
                                                                 ==========       ===========

Shares used in computing basic and diluted net loss per
  share allocable to common stockholders..................        9,946,992        11,122,041
                                                                 ==========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2002
                             (dollars in thousands)
                                   (unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2001             2002
                                                                   ------------     ------------
Cash flows from operating activities:
  Net loss..................................................       $  (5,372)       $    (942)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Noncash compensation expense..........................             178               --
      Depreciation and amortization expense.................             127              129
      Change in assets and liabilities:
        Accounts receivable, net............................            (825)            (165)
        Inventories.........................................            (939)            (120)
        Prepaid expenses and other assets...................            (198)          (1,942)
        Accounts payable....................................           2,013              (85)
        Accrued expenses....................................              64            1,640
        Deferred revenue....................................             (31)             (77)
                                                                   ---------        ---------
               Net cash used in operating activities........          (4,983)          (1,562)
                                                                   ---------        ---------

Cash flows from investing activities:
  Capital expenditures......................................             (49)            (262)
  Proceeds from the sale of short term investments..........           1,739               --
  Purchase of short term investments........................            (296)              --
                                                                   ---------        ---------
               Net cash provided by (used in) investing
                  activities................................           1,394             (262)
                                                                   ---------        ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................           6,814            1,293
  Repayment of long-term debt...............................             (37)             (35)
                                                                   ---------        ---------
               Net cash provided by financing activities....           6,777            1,258

Net increase (decrease) in cash and cash equivalents........           3,188             (566)

Cash and cash equivalents at beginning of period............           3,709            6,171
                                                                   ---------        ---------
Cash and cash equivalents at end of period..................       $   6,897        $   5,605
                                                                   =========        =========

Supplemental schedule of noncash financing activities:
    Common stock dividends issued or issuable
    on preferred stock......................................       $     840        $     611
                                                                   =========        =========

    Cash dividends declared.................................              --              218
                                                                   =========        =========

    Issuance of common stock to be issued...................             872              840
                                                                   =========        =========

    Issuance of warrants to purchase common stock in
        connection with equity line.........................              --              248
                                                                   =========        =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest................       $       8        $       2
                                                                   =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2002
                             (dollars in thousands)
                                   (Unaudited)

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2002, their results of operations for the three and six months ended June 30, 2001 and 2002, and their cash flows for the six months ended June 30, 2001 and 2002. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

NOTE 2 -- INVENTORIES:

     Inventories at December 31, 2001 and June 30, 2002 consist of the following:

                                        2001                2002
                                        ----                ----
        Raw materials...........     $      174          $      196
        Work-in-process.........             66                 800
        Finished goods..........          1,162                 526
                                     ----------          ----------
                                     $    1,402          $    1,522
                                     ==========          ==========


NOTE 3 -- COMMON STOCK AND DEBT FINANCING:

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

     The Facility may be used only for working capital purposes. The Company is not obligated to draw amounts under the Facility and any such draws under the Facility will bear interest at the then prevailing prime rate plus 1.0 to 1.5% per annum. The Company must also maintain (i) a tangible net worth of $5,000, subject to certain upward adjustments as defined in the amendment, as a result of profitable operation or additional debt or equity financings and (ii) a minimum of $2,000 in cash, net of borrowings under the facility, at all times during the term of the Facility, which expires March 15, 2004. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. At June 30, 2002, there were no borrowings against the Facility, however, on March 26, 2002, the Company issued an irrevocable letter of credit under the Facility for $1,343. This letter of credit will be used to secure future purchases of inventory that the Company expects to make from a supplier. As the Company pays down amounts under the letter of credit, the amount available to the Company under the Facility will increase.

     On February 14, 2002, the Company entered into an equity line (the "Equity Line") arrangement under the terms of a Common Stock Purchase Agreement (the "Agreement") with Kingsbridge Capital Limited ("Kingsbridge"). Under the terms of the Agreement, the Company may, at its sole discretion and from time to time over the twelve month period that began February 14, 2002, sell shares of its Common Stock to Kingsbridge at a discount to market price of up to 10%, as determined prior to each such sale. The maximum amount of each draw down is based on the Company's market capitalization and may not exceed $3,000. Pursuant to the terms of the Agreement, the Company committed to: (i) draw down on the Equity Line an amount aggregating at least $1,500 in registered shares of Common Stock, prior to August 14, 2002 (the "Minimum Commitment Amount"), of which the Company has drawn down an aggregate of $1,266 as of June 30, 2002; or (ii) if the Company has not satisfied such Minimum Commitment Amount, pay to Kingsbridge an amount equal to 10% of the amount by which the Minimum Commitment Amount exceeds the aggregate of all amounts drawn down under the Equity Line in respect of the shares of Common Stock issued and sold thereunder, except if the price of the Company's Common Stock is below certain levels during this period. Kingsbridge and the Company have agreed to extend the date by which the Company must draw down the Minimum Commitment Amount to October 29, 2002. The Equity Line provides for the sale of up to an aggregate $8,500 in registered shares of Common Stock. In connection with the consummation of the Equity Line, the Company issued to Kingsbridge a warrant to purchase 40,000 shares of Common Stock at an exercise price of $9.38 per share. Such warrant is exercisable as of August 14, 2002, and will expire on August 13, 2007. The fair value of the warrants issued in connection with the Equity Line of approximately $248 has no net impact as the increase to additional paid in capital representing the value of the warrants issued is offset by the decrease in additional paid in capital representing a cost of the offering. On May 30, 2002, the Company issued 119,335 shares of its Common Stock under the Equity Line for gross proceeds of approximately $1,000 and on June 28, 2002, the Company issued 32,187 shares of its Common Stock under the Equity Line for gross proceeds of approximately $266.

NOTE 4 -- COMMITMENTS:

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which the Company is committed to spend up to $1,000 annually for promotional expenses, unless the agreement is earlier terminated pursuant to the terms of the agreement. The current agreement, which expires on September 22, 2002, may be renewable upon mutual agreement. The Company is currently evaluating its options with respect thereto.

     Pursuant  to the  Company's  License  and  Marketing  Agreement  with Atrix
Laboratories, the Company is committed to: (i) expend no less than $2,000 in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, through 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002. The Company will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company's markets, and (ii) the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets. For the six months ended June 30, 2002, the Company had fulfilled $1,079 of the $2,000 advertising and selling expense commitment for 2002.

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4,030, of which no more than $393, $950, $1,650 and $1,037 shall be payable prior to December 31, 2002, January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.

     On May 24, 2002, the Company executed a Sublicense Agreement with Altana Inc. ("Altana"), the United States subsidiary of Altana Pharma AG, pursuant to which the Company was granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel(R) Cream, a mid-potency topical corticosteroid that is indicated for the relief of mild-to-moderate inflammatory disorders of the skin, such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. The Company will purchase from Altana all Pandel products to be sold. Pursuant to the terms of such agreement, the Company agreed to pay Altana an aggregate sublicense fee of $1,700, of which $800 was payable on June 30, 2002 and $900 of which is due on May 31, 2003. The sublicense fee has been capitalized and will be amortized to cost of product sales over the estimated term of agreement. In addition, the Company is required to pay a royalty fee equal to a percentage of the net sales of the product, if any. The agreement may be terminated by the Company: (i) at any time, without cause, upon twelve months prior written notice; (ii) if Altana shall commit any uncured, willful or material breach of the provisions of the agreement; or (iii) if Altana shall cease to manufacture or supply the product to the Company. Altana may terminate the agreement: (i) at any time, without cause, upon twelve months written notice; (ii) if the Company shall commit any uncured, willful or material breach of the provisions of the agreement; (iii) if the Company shall cease to offer the product for distribution to its customers; or (iv) if the Company fails to make certain payments or fulfill certain invoicing obligations. In certain circumstances, all monies paid to the other party under the agreement shall be refunded to the paying party upon termination.

     On June 10, 2002, the Company executed a Development and Licensing Agreement with Shire Laboratories, Inc. ("Shire") pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders using Shire's technology. In addition, under the agreement, Shire shall perform certain product development functions for the Company. Also under the agreement, the Company has committed to payments, in cash or at the Company's option, a combination of cash and the Company's Common Stock, upon the achievement of certain clinical and regulatory milestones in the event the Company pursues certain applications of the technology which could total up to $7,900 in the aggregate. Pursuant to the terms of such agreement, the Company shall also pay to Shire a percentage of certain net sales of products, if any, utilizing any part of Shire's technology. The Company may terminate the agreement upon sixty days notice.

NOTE 5 -- STOCK OPTION PLANS:

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

NOTE 6 --  ADOPTION  OF  AMENDED  AND  RESTATED  SHAREHOLDER  PROTECTION  RIGHTS
AGREEMENT:

     On May 29, 2002, the Company's Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement (the "Rights Agreement"). The Rights Agreement amended and restated, in its entirety, the Company's then existing Shareholder Protection Rights Agreement (the "Prior Rights Agreement") dated September 15, 1997, as amended, by and between the Company and American Stock Transfer & Trust Company, as rights agent thereunder. American Stock Transfer & Trust Company remains as rights agent under the Rights Agreement. Each right previously authorized and distributed under the Prior Rights Agreement was deemed to constitute a Right under the Rights Agreement effective May 29, 2002. The Board of Directors further authorized the issuance of one Right for each share of the Company's Common Stock issued between the date of the Rights Agreement and the earlier of the Distribution Date or the Expiration Date, as defined in the Rights Agreement.

     Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At June 30, 2002, the Rights were neither exercisable nor traded separately from the Company's Common Stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's Common Stock and in certain other limited circumstances. Upon separation from the Common Stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's Common Stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of Common Stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat, is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. We are marketing Periostat to the dental community through our own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R), Atrisorb FreeFlow(R) and Atrisorb-D(R), to the United States dental market. In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a topical corticosteroid product developed by Altana Inc. and indicated for dermatologic use. We distribute Periostat and, effective July 1, 2002, Pandel, through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers in the United Kingdom. The Atrix dental products are distributed through a specialty distributor who sells these products directly to dental practitioners in the United States. Our sales force also currently co-promotes Vioxx, a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc., in the United States.

     We began operations in January 1992 and functioned primarily as a research and development company until 1998. During this period, we operated with a minimal number of employees, and substantially all of our pharmaceutical development activities were contracted to independent contract research and other organizations. Following FDA approval of Periostat in September 1998, we significantly increased our number of employees, primarily in the areas of sales and marketing. We continue to outsource the majority of our research and development activities as well as manufacturing, warehousing and distribution functions.

     We have incurred losses each year since inception and have an accumulated deficit of $75.7 million at June 30, 2002.

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

Our success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Periostat has been approved by the FDA for marketing in the United States, approved by the Medicines Control Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland, Ireland, Israel, Italy, Luxembourg, the Netherlands and Portugal. There can be no assurance that any of our other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by us. In addition, there can be no assurance that we will successfully commercialize Vioxx, Pandel, Atridox, Atrisorb FreeFlow and Atrisorb-D. As a result of these risks, and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in the forward-looking statements contained herein.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(TM), The Whole Mouth Treatment(TM), Restoraderm(TM) and Dentaplex(R) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(TM) and Dentaplex(TM) are European Community trademarks of CollaGenex Pharmaceuticals Inc.

     Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R), Dentaplex(R), Restoraderm(R), Dermostat(R), Periocycline(R), Periostatus(R) are United Kingdom trade marks of our wholly-owned subsidiary, CollaGenex International Limited. And, CollaGenex(R), PS20(R), "C" Logo(R), The Whole Mouth Treatment(R) are both European Community trade marks and United Kingdom trade marks of CollaGenex International Limited. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

RESULTS OF OPERATIONS

     During the three months ended June 30, 2002, we achieved net product sales of $10.4 million. We launched each of Atridox and Atrisorb FreeFlow in October 2001, and launched Atrisorb-D in February 2002. In addition, during the three months ended June 30, 2002, we generated $555,000 in contract revenues from our two co-promotion agreements for Vioxx and Pandel, and $35,000 in licensing revenue.

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

     We recognize product sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration.
Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business.

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

     Three  Months  Ended June 30, 2002  Compared to Three Months Ended June 30,
2001

REVENUES

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)              2002            CHANGE             2001
--------------------------------------------------------------------------------
Product Sales.................   $ 10,377           42.8%           $  7,267
--------------------------------------------------------------------------------
Contract Revenues.............        555          (45.8)%             1,024
--------------------------------------------------------------------------------
License Revenues..............         35          (91.7)%               420
                                 --------                           --------
--------------------------------------------------------------------------------
    Total.....................   $ 10,967           25.9%           $  8,711
--------------------------------------------------------------------------------

     Total revenues during the three months ended June 30, 2002 were $11.0 million, representing a 25.9% increase over total revenues of $8.7 million during the three months ended June 30, 2001. Such 2002 revenues included approximately $10.4 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow and Atrisorb-D, $555,000 in contract revenues, which were derived from our co-promotion of Vioxx and Pandel, and $35,000 in previously deferred foreign license income and milestone revenues for Periostat. Product sales increased $3.1 million, or 42.8%, to $10.4 million during the three months ended June 30, 2002 compared to $7.3 million during the three months ended June 30, 2001 due to significantly higher prescriptions for Periostat and the addition of the Atrix dental products which we began marketing in October 2001.

     Contract revenues for the three months ended June 30, 2002 declined 45.8% to $555,000 from $1.0 million during the three months ended June 30, 2001 as a result of the termination in April 2001 of our agreement with Novartis Pharmaceuticals to co-promote Denavir and a decline in contract revenues from Merck relating to our co-promotion of Vioxx. Contact revenues for the three months ended June 30, 2001 included $122,000 in co-promotion revenues for Denavir. There were no contract revenues for Denavir in the three months ended June 30, 2002. The decline in contract revenues from Merck was due to lower levels of prescriptions for Vioxx resulting from negative publicity relating to adverse cardiovascular events experienced by a small segment of patients who had been administered Vioxx.

     In accordance with SAB 101, which we adopted in 2000, we recorded $15,000 in licensing revenues during each of the three months ended June 30, 2002 and June 30, 2001. This revenue was attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and is being recognized as income over the expected performance period of these agreements. We also recorded milestone revenues from our foreign licensing partners of $20,000 and $405,000 during the three months ended June 30, 2002 and 2001, respectively.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)             2002             CHANGE            2001
--------------------------------------------------------------------------------
Cost of Product Sales.........   $ 1,598              5.4%          $ 1,516
--------------------------------------------------------------------------------
Percent of Product Sales......     15.4%                              20.9%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat and the Atrix products.

     Cost of product sales were $1.6 million, or 15.4% of product sales during the three months ended June 30, 2002, compared to $1.5 million, or 20.9% of product sales during the three months ended June 30, 2001. Cost of product sales increased in absolute dollars but decreased as a percentage of product sales during such period in 2002 compared to 2001, primarily due to manufacturing cost savings for Periostat tablets, which we launched in July 2001, compared to Periostat capsules.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development
(dollars in thousands)             2002             CHANGE            2001
--------------------------------------------------------------------------------
Research and development......    $ 870             (0.5)%           $ 874
--------------------------------------------------------------------------------
Percentage of total revenue...     7.9%                              10.0%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses decreased $4,000 to $870,000 during the three months ended June 30, 2002 from $874,000 during the three months ended June 30, 2001.

     Development projects conducted during the three months ended June 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $92,000 and $140,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by the end of 2002. Additional expenses ranging from approximately $1.0 million in 2002 to as much as $6.0 million through completion could be incurred if the project is successful.

     Clinical projects totaling $256,000 were conducted during the three months ended June 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition) and clinical development work relating to Periostat in dermatological indications. In August 2002, we launched a Phase III trial to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials are determined, it is premature to estimate the future costs associated with the development of Periostat for dermatological indications.

     Other  expenses  incurred  during  the three  months  ended  June 30,  2002 included $55,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $138,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended June 30, 2002 were $122,000. Additionally, during such period we incurred $67,000 in consulting travel and other office expenses.

     Research and development expenses incurred during the three months ended June 30, 2001 included $73,000 in research grants to various academic institutions for conducting research related to our core technology, $5,000 in Periostat Phase IV clinical trial grants, $156,000 in contracted clinical and development expenses related to a safety and pharmacokinetic study for Metastat and other IMPACS compounds in the development stage.

     Other expenses incurred during the three months ended June 30, 2001 included $232,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $149,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Research and development expenses incurred during the three months ended June 30, 2001 also included $134,000 in direct salaries and other personnel related expenses, $164,000 related to stock compensation expense and an expense credit of $39,000 relating to consulting, travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative
(dollars in thousands)                      2002          CHANGE         2001
--------------------------------------------------------------------------------
Selling, general and administrative..     $ 8,899          (1.9)%      $ 9,070
--------------------------------------------------------------------------------
Percentage of total revenue..........       81.1%                       104.1%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     This decrease of $171,000, or 1.9%, from the three months ended June 30, 2001 to the three months ended June 30, 2002, was primarily the result of the reduction in our Direct-to-Consumer, or DTC, expenditures offset in part by additional promotional expenses for the Atrix dental products, Pandel and additional incentive compensation for our sales force.

     During the three months ended June 30, 2002 we incurred $1.3 million in DTC advertising expenses compared to $2.4 million during the same period in 2001.

     Selling, general and administrative expenses decreased 1.9% to $8.9 million during the three months ended June 30, 2002 from $9.1 million during the three months ended June 30, 2001. Significant components of selling, general and administrative expenses incurred during the three months ended June 30, 2002 included $3.8 million in direct selling and sales training expenses, $3.5 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenditures for the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $1.6 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the three months ended June 30, 2001 included $3.3 million in direct selling and training expenses, $4.5 million in marketing expenses (including Periostat DTC advertising expenditures and co-promotion expenses related to Vioxx) and $1.3 million in general and administrative expenses.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income/Expense               2002             CHANGE            2001
--------------------------------------------------------------------------------
Interest income...............   $  15,000          (79.7)%        $  74,000
--------------------------------------------------------------------------------
Interest expense..............   $   1,000          (50.0)%        $   2,000
--------------------------------------------------------------------------------
Other Income (Expense)........   $   1,000           N/A           $  (4,000)
--------------------------------------------------------------------------------

     Interest income decreased to $15,000 for the three months ended June 30, 2002 compared to $74,000 for the three months ended June 30, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2002 was $1,000, compared to $2,000 for the three months ended June 30, 2001. Other income during the three months ended June 30, 2002 was $1,000. Other expense during the three months ended June 30, 2001 of $4,000 resulted from exchange rate changes on foreign currency transactions.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $409,000 and $420,000 during each of the three months ended June 30, 2002 and June 30, 2001, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D Preferred Stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D Preferred Stock in shares of our Common Stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum. Cash dividends accrued for the period May 12, 2002 to June 30, 2002 were approximately $218,000.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

REVENUES

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)              2002          CHANGE              2001
--------------------------------------------------------------------------------
Product Sales.................   $ 20,258          51.4%           $ 13,381
--------------------------------------------------------------------------------
Contract Revenues.............      1,347         (29.1)%             1,899
--------------------------------------------------------------------------------
License Revenues..............        122         (73.2)%               456
                                 --------                         ---------
--------------------------------------------------------------------------------
    Total.....................   $ 21,727          38.1%           $ 15,736
--------------------------------------------------------------------------------

     Total revenues during the six months ended June 30, 2002 were $21.7 million, representing a 38.1% increase over total revenues of $15.7 million during the six months ended June 30, 2001. Such 2002 revenues included approximately $20.3 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Dentaplex, $1.3 million in contract revenues, which were derived from our co-promotion of Vioxx and Pandel, and $122,000 in deferred foreign license and milestone revenues for Periostat. Product sales increased $6.9 million, or 51.4%, during the six months ended June 30, 2002 to $20.3 million compared to $13.4 million during the six months ended June 30, 2001, mainly due to significantly higher prescriptions for Periostat and the addition of the Atrix dental products, which we began marketing in October 2001.

     Contract revenues for the six months ended June 30, 2002 declined 29.1% to $1.3 million from $1.9 million during the six months ended June 30, 2001 as a result of the termination in April 2001 of our agreement with Novartis Pharmaceuticals to co-promote Denavir and a decline in contract revenues from Merck relating to our co-promotion of Vioxx. Contract revenues for the six months ended June 30, 2001 included $297,000 in co-promotion revenues for Denavir. There were no contract revenues for Denavir in the six months ended June 30, 2002. The decline in contract revenues from Merck was due to lower levels of prescriptions for Vioxx resulting from negative publicity relating to adverse cardiovascular events experienced by a small segment of patients who had been administered Vioxx.

     In accordance with SAB 101, which we adopted in 2000, we recorded $30,000 in licensing revenues during each of the six months ended June 30, 2002 and June 30, 2001. This revenue was attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and is being recognized as income over the expected performance period of these agreements. We also recorded milestone revenues from our foreign licensing partners of $92,000 and $426,000 during the six months ended June 30, 2002 and 2001, respectively.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)             2002            CHANGE             2001
--------------------------------------------------------------------------------
Cost of Product Sales.........   $ 3,178           10.3%            $ 2,882
--------------------------------------------------------------------------------
Percent of Product Sales......      15.7%                              21.5%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of new product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat and the Atrix products.

     Cost of product sales were $3.2 million, or 15.7% of product sales during the six months ended June 30, 2002, compared to $2.9 million, or 21.5% of product sales during the six months ended June 30, 2001. Cost of product sales increased in absolute dollars but decreased as a percentage of product sales during such period in 2002 compared to 2001, primarily due to manufacturing cost savings for Periostat tablets, which we launched in July 2001, compared to Periostat capsules.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development
(dollars in thousands)             2002            CHANGE            2001
--------------------------------------------------------------------------------
Research and development......   $ 1,699           (6.5)%           $ 1,818
--------------------------------------------------------------------------------
Percentage of total revenue...       7.8%                              11.6%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses decreased to $1.7 million during the six months ended June 30, 2002 from $1.8 million during the six months ended June 30, 2001. This decrease of $119,000, or 6.5%, was mainly the result of higher research and clinical development expenses incurred exclusively in 2001 for Metastat, our antiangiogenesis drug, and Dentaplex, a nutritional supplement, as well as European regulatory expenses for Periostat. This was partially offset by the initial spending in 2002 for clinical trials for Periostat in dermatologic and ophthalmologic indications.

     Development projects conducted during the six months ended June 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $247,000 and $210,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by the end of 2002. Additional expenses ranging from approximately $1.0 million in 2002 to as much as $6.0 million through completion could be incurred if the project is successful.

     Clinical projects totaling $528,000 were conducted during the six months ended June 30, 2001 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition) and clinical development work relating to Periostat in dermatological indications. In August 2002, we launched a Phase III trial to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials are determined, it is premature to estimate the future costs associated with the development of Periostat for dermatological indications.

     Other expenses incurred during the six months ended June 30, 2002 included $99,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $198,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the six months ended June 30, 2002 were $266,000. Additionally, during such period we incurred $151,000 in travel and other office expenses.

     Research and development expenses incurred during the six months ended June 30, 2001 included $175,000 in research grants to various academic institutions for conducting research related to our core technology, $110,000 in Periostat Phase IV clinical trial grants, $335,000 in contracted clinical and development expenses related to a safety and pharmacokinetic study for Metastat and other IMPACS compounds in the development stage and $71,000 in manufacturing development and validation expenses for Dentaplex.

     Other expenses incurred during the six months ended June 30, 2001 included $322,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $240,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Research and development expenses incurred during the six months ended June 30, 2001 also included
$229,000 in direct salaries and other personnel related expenses, $164,000 related to stock compensation expense and $172,000 in consulting, travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative         2002          CHANGE         2001
(dollars in thousands)
--------------------------------------------------------------------------------
Selling, general and administrative.....  $ 17,827          7.7%      $ 16,547
--------------------------------------------------------------------------------
Percentage of total revenue.............      82.0%                      105.2%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     The increase of $1.3 million in selling, general and administrative expenses, or 7.7%, from the six months ended June 30, 2001 to the six months ended June 30, 2002, was primarily the result of the reduction in our DTC expenditures offset by additional promoting expenses for the Atrix dental products, Pandel and additional incentive compensation for our sales force. Additionally, we incurred an incremental $1.3 million in selling expenses associated with our Atrix dental products and our Pandel co-promotion which we began in 2002.

     During the six months ended June 30, 2002 we incurred $2.8 million in DTC advertising expenses compared to $3.8 million during the same period in 2001.

     Selling, general and administrative expenses increased 7.7% to $17.8 million during the six months ended June 30, 2002 from $16.5 million during the six months ended June 30, 2001. Significant components of selling, general and administrative expenses incurred during the six months ended June 30, 2002 included $8.2 million in direct selling and sales training expenses, $6.7 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenditures for the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $2.9 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the six months ended June 30, 2001 included $6.7 million in direct selling and training expenses, $7.5 million in marketing expenses (including Periostat DTC advertising expenditures and co-promotion expenses related to Vioxx) and $2.3 million in general and administrative expenses.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income/Expense               2002             CHANGE            2001
--------------------------------------------------------------------------------
Interest income...............  $  37,000          (72.8)%         $  136,000
--------------------------------------------------------------------------------
Interest expense..............  $   2,000          (60.0)%         $    5,000
--------------------------------------------------------------------------------
Other income..................  $      --             N/A          $    8,000
--------------------------------------------------------------------------------

     Interest income decreased to $37,000 for the six months ended June 30, 2002 compared to $136,000 for the six months ended June 30, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2002 was $2,000, compared to $5,000 for the six months ended June 30, 2001. Other income during the six months ended June 30, 2001 of $8,000 was recognized as a result of foreign currency transactions.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $829,000 and $840,000 during each of the six months ended June 30, 2002 and June 30, 2001, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, were the result of our obligations in connection with the issuance of our Series D Preferred Stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D Preferred Stock in shares of our Common Stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum. Cash dividends accrued for the period May 12, 2002 to June 30, 2002 were approximately $218,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our origin in January 1992, we have financed our operations through private placements of our preferred and Common Stock, an initial public offering of 2,000,000 shares of Common Stock, which generated net proceeds to us of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of Common Stock, which generated net proceeds to us of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D Preferred Stock, which generated net proceeds to us of $18.5 million. The issuance of the Series D Preferred Stock was approved by a majority of our stockholders at our Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the Series D Preferred Stock financing consummated in May 1999 were used to repay a $10.0 million senior secured convertible note provided by one of the investors on March 19, 1999 in connection with such financing. The remaining proceeds have been and will be used for general working capital purposes.

     The Series D Preferred Stock is convertible at any time into shares of our Common Stock at a current conversion price of $9.91 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of both a Common Stock financing in March 2001 and the sale of shares of our Common Stock to Atrix Laboratories, Inc. in August 2001. Such conversion price is not subject to reset except in the event that we should fail to declare and pay dividends when due or we should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D Preferred Stock. During the first three years following issuance, holders of the Series D Preferred Stock received dividends payable in shares of fully registered Common Stock at a rate of 8.4% per annum. Thereafter, and beginning on May 12, 2002, we began paying such dividends in cash at a rate of 8.0% per annum.

     All or a portion of the shares of Series D Preferred Stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of Common Stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of June 30, 2002, such conversion price was $9.91 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of Common Stock to be issued upon conversion of the Series D Preferred Stock. Without written approval of a majority of the holders of record of the Series D Preferred Stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D Preferred Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     In April 1999, we received $219,000 in proceeds from our issuance of a note payable. We used the proceeds of such note to fund the purchase of equipment, fixtures and furniture for our corporate offices in Newtown, Pennsylvania. The term of the note was three years at 9.54% per annum, with monthly minimum payments of principal and interest. We repaid such note on May 1, 2002.

     On March 12, 2001, we consummated a private equity offering of 1,500,000 shares of Common Stock for an aggregate purchase price of $7.5 million, which generated net proceeds to us of approximately $6.8 million. We are using such proceeds primarily for our DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three years from the date of such financing into 400,000 shares of our Common Stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in such financing. We also issued to our financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of our Common Stock exercisable for up to three years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the financing. Such warrants may be deemed automatically exercised in certain circumstances based upon our stock price. In connection with the March 2001 financing, we are obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of Common Stock issued and shares underlying all such warrants for a continuous 24 month period, or we will be required to issue to the investors and the financial advisor an additional 27,500 shares of our Common Stock, in the aggregate, for no additional consideration.

     On March 19, 2001, we consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On March 26, 2002, we secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. As we pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0 to 1.5% per annum and may be used only for working capital purposes. Without the consent of the Silicon Valley Bank, we, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our Common Stock. We must also maintain a certain tangible net worth and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility, at all times during the term thereto. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of June 30, 2002, we had no current borrowings outstanding against the credit facility.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we have committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002 ($1.1 million of which we have expended as of June 30, 2002); (iv) we have agreed to maintain, for a period of 24 months, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we have agreed that the Atrix products will be the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities beginning January 1, 2003, including: (i) the lesser of $4,000,000 or 30% of our contribution margin relating to a specific Atrix product that we market, and
(ii) the lesser of $2,000,000 or 30% of our contribution margin relating to a separate Atrix product that we market.

     In addition, pursuant to the terms of a Stock Purchase Agreement that we executed with Atrix, dated August 24, 2001, Atrix purchased 330,556 unregistered shares of our Common Stock for an aggregate purchase price of approximately $3.0 million. As a result of the sale of such shares to Atrix, the conversion price of our Series D Preferred Stock was reduced from $9.94 to $9.91 per share.

     On February 14, 2002, we entered into an equity line arrangement under the terms of a Common Stock Purchase Agreement with Kingsbridge Capital Limited. Pursuant to this agreement, we may, at our sole discretion and from time to time through February 13, 2003, sell shares of our Common Stock to Kingsbridge at a discount to market price, as determined prior to each such sale. Under the terms of the agreement, we committed to: (i) draw down on this equity line, an amount aggregating at least $1.5 million in registered shares of Common Stock, prior to August 14, 2002; or (ii) if, prior to August 14, 2002, we had not drawn down an amount aggregating at least $1.5 million in registered shares of Common Stock, we were obligated to pay Kingsbridge, in cash, an amount equal to 10% of the amount by which $1.5 million exceeds the aggregate of all amounts drawn down by us under the equity line up to that date. We and Kingsbridge have agreed to extend the date by which we must draw down such minimum commitment amount to October 29, 2002. The equity line provides for the sale of up to $8.5 million in registered shares of our Common Stock to Kingsbridge. As of June 30, 2002, we had drawn down and issued an aggregate of approximately $1.3 million in registered shares of Common Stock under such equity line arrangement.

     Additionally, in connection with the consummation of the equity line and pursuant to the terms of a warrant agreement executed by us, we issued Kingsbridge a warrant to purchase 40,000 shares of our Common Stock at an exercise price of $9.38 per share. The conversion price of our Series D Preferred Stock was not reduced as a result of such issuance. Such warrant is exercisable as of August 14, 2002, and will expire on August 13, 2007. We have registered the shares of our Common Stock which may be issued by us under the equity line and upon any exercise of the warrant by Kingsbridge under a shelf registration statement on Form S-3 which registered an aggregate of 964,880 shares of our Common Stock. On April 29, 2002, the Securities and Exchange Commission declared such shelf registration statement on Form S-3 effective.

     At June 30, 2002, we had cash and cash equivalents of approximately $5.6 million, a decrease of $566,000 from the $6.2 million balance at December 31, 2001. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at June 30, 2002 was $4.9 million, a decrease of $1.4 million from $6.3 million at December 31, 2001. This decrease primarily reflects our current obligation to Altana for the sublicensing rights for Pandel acquired in June 2002.

     We anticipate that our existing working capital will be sufficient to fund our current operations through at least the end of 2002 and that existing cash and cash equivalents, internally generated funds from operations and the anticipated cash inflows from both our equity line of credit with Kingsbridge and our revolving credit facility with Silicon Valley Bank will be sufficient to support our operations through the end of 2003. Our actual future cash requirements, however, will depend on many factors, including market acceptance of our products and technology.

     We believe that other key factors that could affect our internal and external sources of cash are:

     o Revenues and margins from sales of Periostat and other products and contracted services;

     o    The success of our dermatology franchise;

     o    The success of our pre-clinical, clinical and development programs;

     o The receptivity of the capital markets to future financings and our ability to draw down on our equity line at desired price levels;

     o Our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

     o Our ability to meet the covenant requirements under our revolving credit facility.

CONTRACTUAL OBLIGATIONS

     Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D Preferred Stock, operating leases for our office space and other contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products we are currently detailing. Additionally, we also expect to make certain inventory purchases from our contract manufacturer of Periostat, guaranteed by our irrevocable Letter of Credit with Silicon Valley Bank.

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

     In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments at the end of the fifth year.

     During 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, unless the agreement is earlier terminated. The current agreement, which expires on September 22, 2002, may be renewable upon mutual agreement. We are currently evaluating our options with respect thereto.

     Pursuant to our License and Marketing Agreement with Atrix Laboratories, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, through 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including:
(i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market. For the six months ended June 30, 2002, we had fulfilled $1.1 million of the $2.0 million advertising and selling expense commitment for 2002.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4.0 million, of which no more than $393,000, $950,000, $1,650,000 and $1,037,000 shall be payable prior to December 31, 2002,
January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

     On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders using Shire's technology. In addition, under the agreement, Shire shall perform certain product development functions for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products utilizing any part of Shire's technology. Also under the agreement, we have committed to payments, in cash or at our option, a combination of cash and our Common Stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology which could total up to $7.9 million in the aggregate.

     Below is a table which presents our contractual obligations and commercial commitments as of June 30, 2002:

----------------------------------------------------------------------------------------------------------
                                                   PAYMENTS DUE BY PERIOD
                         ---------------------------------------------------------------------------------
                                             SIX MONTHS
                                               ENDING
     CONTRACTUAL                             DECEMBER 31,        2003 AND                         2007 AND
     OBLIGATIONS             TOTAL               2002              2004         2005 AND 2006       AFTER
----------------------------------------------------------------------------------------------------------
OPERATING LEASES(1)..    $  2,364,000      $    167,000       $   667,000        $   668,000      $862,000
----------------------------------------------------------------------------------------------------------
UNCONDITIONAL                              $    341,000(2)
  PURCHASE                                 $    870,000(3)
  OBLIGATIONS........    $  2,132,000      $    921,000(4)    $        --(4)     $        --(4)   $   --(4)
----------------------------------------------------------------------------------------------------------
CASH DIVIDENDS ON
  SERIES D
  PREFERRED STOCK....    $  7,200,000(5)   $    800,000(5)    $ 3,200,000(5)     $ 3,200,000(5)   $   --(5)
----------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL
  OBLIGATIONS........    $ 11,696,000      $  3,099,000       $ 3,867,000        $ 3,868,000      $862,000
----------------------------------------------------------------------------------------------------------

     (1) Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania.

     (2) Such amount represents committed inventory purchases on a purchase order under the terms of our Agreement with Pharmaceutical Research Manufacturing Services, Inc.

     (3) Such amount represents the maximum amounts payable under the terms of our Co-Promotion Agreement with Merck & Co., Inc. for Vioxx.

     (4) Such amounts are payable under the terms of our Agreement with Atrix Pharmaceuticals. As of June 30, 2002, we will be required to expend $921,000 in advertising and selling expenses related to the Atrix products in 2002, and to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market.

     (5) Pursuant to the terms of our Series D Cumulative Convertible Preferred Stock issued in May 1999, and unless earlier converted pursuant to its terms, the holders of the Series D Preferred Stock are entitled to dividends payable in cash at a rate of 8.0% per annum.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on May 9, 2002.

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 8,236,579 shares of Common Stock and 199,000 shares of Series D Stock, which shares of Series D Stock account for an additional 2,007,771 shares of Common Stock on an as converted to Common Stock basis. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

         COMMON STOCK NOMINEES                 FOR                   WITHHELD
         ---------------------                 ---                   --------
       Brian M. Gallagher, Ph.D.          7,923,356 Shares       313,223 Shares
       Peter R. Barnett, D.M.D.           7,923,356 Shares       313,223 Shares
       Robert C. Black                    7,923,356 Shares       313,223 Shares
       James E. Daverman                  7,923,356 Shares       313,223 Shares
       Robert J. Easton                   7,923,356 Shares       313,223 Shares
       W. James O'Shea                    7,923,356 Shares       313,223 Shares

     The results of the vote taken at such Annual Meeting with respect to the election of the nominee to be the Series D Director, Stephen A. Kaplan, were as follows: 2,007,771 shares of Series D Stock (on an as converted to Common Stock basis) were voted for the Series D Stock nominee, with no shares voting against or abstaining.

     A vote of the stockholders was taken at such Annual Meeting with respect to the proposal to amend the Company's 1996 Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 2,000,000 to 2,500,000 shares and to reserve an additional 500,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1996 Stock Option Plan. For the purposes of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares, 9,547,107 shares voted in favor of such proposal, 692,637 shares were voted against such proposal and 4,606 shares abstained from voting.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002. For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares, 10,211,544 shares voted in favor of such proposal, 29,580 shares were voted against such proposal and 3,266 shares abstained from voting.

ITEM 5.    OTHER INFORMATION.

Sublicense Agreement

     On May 24, 2002, we executed a Sublicense Agreement with Altana Inc. ("Altana"), the United States subsidiary of Altana Pharma AG, pursuant to which we were granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel Cream, a mid-potency topical corticosteroid that is indicated for the relief of mild-to-moderate inflammatory disorders of the skin, such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. We will purchase from Altana all Pandel products to be sold. Pursuant to the terms of such agreement, we agreed to pay Altana an aggregate sublicense fee of $1,700,000, $800,000 of which was payable on June 30, 2002 and $900,000 of which is due on May 31, 2003. In addition, we are required to pay a royalty fee equal to a percentage of the net sales of the product, if any.

Shareholder Protection Rights Agreement

     On June 5, 2002, we announced that our Board of Directors had adopted an Amended and Restated Shareholder Protection Rights Agreement which superceded in its entirety our then existing Shareholder Protection Rights Agreement, as amended.

     Rights attached to outstanding shares of Common Stock under the original plan and rights attached to shares of Common Stock issued by us after the date of adoption are governed pursuant to the terms of the amended and restated plan.

     The amended and restated plan was not adopted in response to any specific effort to acquire control of CollaGenex, but rather to continue to ensure that all of our stockholders are treated fairly in the event of an unsolicited takeover of CollaGenex or other tactics intended to gain control of CollaGenex without maximizing stockholder value.

Development and Licensing Agreement

     On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. ("Shire") pursuant to which we were granted an exclusive worldwide license (including the right to sub-license) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders using Shire's technology. In addition, under the agreement, Shire shall perform certain product development functions for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products utilizing any part of Shire's technology. Also under the agreement, we have committed to payments, in cash or at our option, a combination of cash and our Common Stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology which could total up to $7.9 million in the aggregate.

Initiation of Clinical Studies

     On June 17, 2002, we announced that we had initiated a multi-center, double-blinded, placebo-controlled clinical study to evaluate the efficacy of Periostat for the treatment of meibomianitis, also known as ocular rosacea and characterized by symptoms of "dry eye."

     On August 13, 2002, we announced that we had initiated a multi-center, double-blinded, placebo-controlled Phase III clinical study to evaluate the efficacy of Periostat for the treatment of rosacea, a chronic inflammatory skin disease.

Receipt of Marketing Authorization

     On June 25, 2002, we announced that we had received final Marketing Authorizations for our lead product, Periostat, from the Ministries of Health in the Netherlands and Portugal. Both the Netherlands and Portugal will be supplied product by CollaGenex International Ltd., our wholly-owned United Kingdom subsidiary. We will partner in Portugal with the Portuguese affiliate of our Spanish partner, ISDIN S.A. We are currently in discussions with potential partners in the Netherlands.

Publication of Clinical Data

     On July 11, 2002, we announced that data with respect to new evidence from a Phase IV clinical trial of the adjunctive use of Periostat would be published in the July 2002 issue of the Journal of Periodontology.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          *    10.1   Agreement    between    Altana   Inc.   and    CollaGenex
                      Pharmaceuticals, Inc., dated May 24, 2002.

               99.1   Certification Pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K.

          On May 20, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to an amendment to the Company's Shareholder Protection Rights Agreement.

          On May 30, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to the issuance of 119,335 shares of Common Stock under its existing Equity Line arrangement.

          On June 5, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to the Company's adoption of an Amended and Restated Shareholder Protection Rights Agreement.

          On June 28, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to the issuance of 32,187 shares of Common Stock under its existing Equity Line arrangement.

          *Confidential Treatment has been sought for a portion of this Exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CollaGenex Pharmaceuticals, Inc.


Date:  August 14, 2002                 By: /s/ Brian M. Gallagher, Ph.D.
                                          --------------------------------------
                                          Brian M. Gallagher, Ph.D.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  August 14, 2002                 By: /s/ Nancy C. Broadbent
                                          --------------------------------------
                                          Nancy C. Broadbent
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)