Form 10-Q
period 2002-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2002-11-14
CIK 1012270

C O L L A G E N E X
                          p h a r m a c e u t i c a l s



                                       November 14, 2002

Via EDGAR
---------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re: CollaGenex Pharmaceuticals, Inc. (Commission File No. 0-28308) Form 10-Q for the Quarter Ended September 30, 2002

Dear Sirs:

     Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended, on behalf of CollaGenex Pharmaceuticals, Inc., a Delaware corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

                                    -------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                             Commission File Number
                                     0-28308


                        CollaGenex Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          52-1758016
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


41 University Drive, Newtown, PA                                       18940
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

              Yes:   X                                  No:
                   ------                                  ------

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of October 31, 2002:

                Class                              Number of Shares
     ---------------------------                   ----------------
     Common Stock $.01 par value                      11,364,727

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION...........................................   1

      Item 1.  Financial Statements......................................   1

               Condensed Consolidated Balance Sheets as of September
                   30, 2002 (unaudited) and December 31, 2001............   2

               Condensed Consolidated Statements of Operations for
                   the Three Months Ended September 30, 2002 and 2001
                   (unaudited)...........................................   3

               Condensed Consolidated Statements of Operations for
                   the Nine Months Ended September 30, 2002 and 2001
                   (unaudited) ..........................................   4

               Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 2002 and 2001
                   (unaudited)...........................................   5

               Notes to Condensed Consolidated Financial Statements
                   (unaudited)...........................................   6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   11

               Results of Operations.....................................   12

               Liquidity and Capital Resources...........................   21

      Item 3.  Quantitative and Qualitative  Disclosures  About Market
               Risk......................................................   27

      Item 4   Controls and Procedures...................................   27

PART II. OTHER INFORMATION...............................................   28

      Item 5.  Other Information.........................................   28

      Item 6.  Exhibits and Reports on Form 8-K..........................   28

SIGNATURES...............................................................   30

CERTIFICATIONS...........................................................   31

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                  (dollars in thousands, except per share data)

                                                         September 30,  December 31,
                                                         -------------  ------------
                      Assets                                2002          2001
                                                         -------------  ------------
                                                                        (unaudited)

Current assets:

  Cash and cash equivalents ...........................    $  5,137    $  6,171
  Accounts receivable, net of allowance of $1,416
   and $950 at September 30, 2002 and December 31,
   2001, respectively..................................       5,380       4,478
  Inventories .........................................       1,478       1,402
  Prepaid expenses and other current assets ...........       1,487       1,200
                                                           --------    --------
      Total current assets ............................      13,482      13,251
Equipment and leasehold improvements, net .............         638         537
Other assets ..........................................       2,110         910
                                                           --------    --------
      Total assets ....................................    $ 16,230    $ 14,698
                                                           ========    ========

       Liabilities and Stockholders' Equity

Current liabilities:

  Current portion of note payable .....................    $   --      $     35
  Accounts payable ....................................       3,406       3,769
  Accrued expenses ....................................       4,300       3,153
                                                           --------    --------
      Total current liabilities .......................       7,706       6,957
                                                           --------    --------
Deferred revenue ......................................         522         614

Commitments

Stockholders' equity:

  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized; 200,000 shares of Series D cumulative
    convertible preferred stock issued
    and outstanding at September 30, 2002 and
    December 31, 2001 (liquidation value of $20,000
    at September 30, 2002).............................           2           2

  Common stock, $0.01 par value; 25,000,000 shares
    authorized, 11,364,727 and 10,999,573 shares
    issued and outstanding at September 30, 2002
    and December 31, 2001, respectively.................        114         110

  Common stock to be issued (no shares at
   September 30, 2002 and 103,196 shares at
   December 31, 2001) .................................        --           840
  Additional paid in capital ..........................      82,856      80,129
  Accumulated deficit .................................     (74,970)    (73,954)
                                                           --------    --------
      Total stockholders' equity ......................       8,002       7,127
                                                           --------    --------
      Total liabilities and stockholders' equity ......    $ 16,230    $ 14,698
                                                           ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2002 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                         2002           2001
                                                --------------------------------


Revenues:
  Product sales....................................   $ 10,767       $  8,320
  Contract revenues................................        422            913
  License revenues.................................         40             16
                                                      ----------     ----------
      Total revenues...............................     11,229          9,249
                                                      ----------     ----------
Operating expenses:
  Cost of product sales............................      1,713          1,274
  Research and development.........................      1,355          1,024
  Selling, general and administrative..............      7,420          8,548
                                                      ----------     ----------
      Total operating expenses.....................     10,488         10,846
                                                      ----------     ----------
      Operating income (loss)......................        741         (1,597)

Other income (expense):
  Interest income..................................         18             53
  Interest expense.................................         (3)            (2)
                                                      ----------     ----------
      Net income (loss)............................        756         (1,546)
Preferred stock dividend...........................        400            420
                                                      ----------     ----------
Net income (loss) allocable to common stockholders.   $    356       $ (1,966)
                                                      ==========     ==========

Basic net income (loss) per share allocable to
  common stockholders..............................   $    0.03      $   (0.18)
                                                      ==========     ==========
Shares used in computing basic net income (loss)
  per share allocable to common stockholders.......   11,321,679     10,745,876
                                                      ==========     ==========
Diluted net income (loss) per share allocable to
  common stockholders..............................   $    0.03      $   (0.18)
                                                      ==========     ==========
Shares used in computing diluted net income (loss)
  per share allocable to common stockholders.......   11,589,483     10,745,876
                                                      ==========     ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2002 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        2002           2001
                                                 -------------------------------

Revenues:
  Product sales ................................   $     31,026    $     21,701
  Contract revenues ............................          1,769           2,812
  License revenues .............................            162             472
                                                   -------------   ------------
      Total revenues ...........................         32,957          24,985
                                                   -------------   ------------
Operating expenses:
  Cost of product sales ........................          4,891           4,156
  Research and development .....................          3,054           2,842
  Selling, general and administrative ..........         25,248          25,095
                                                   -------------   ------------
      Total operating expenses .................         33,193          32,093
                                                   -------------   ------------
      Operating loss ...........................           (236)         (7,108)

Other income (expense):
  Interest income ..............................             55             189
  Interest expense .............................             (5)             (7)
  Other income .................................           --                 8
                                                   -------------   ------------
      Net loss .................................           (186)         (6,918)
Preferred stock dividend .......................          1,229           1,260
                                                   -------------   ------------
Net loss allocable to common stockholders ......   $     (1,415)   $     (8,178)
                                                   =============   ============
Basic and diluted net loss per share
  allocable to common stockholders .............   $      (0.13)   $      (0.80)
                                                   =============   ============
Shares used in computing basic and diluted
  net loss per share allocable to common
  stockholders .................................     11,189,318       10,216,213
                                                   =============   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------

                                                             2002        2001
                                                           ------------------
Cash flows from operating activities:
  Net loss ............................................     $  (186)    $(6,918)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Noncash compensation expense .....................         --         183
      Depreciation and amortization expense ............        194         192
      Accounts receivable provisions....................        466         221
     Change in assets and liabilities:
      Accounts receivable...............................     (1,368)     (1,503)
      Inventories ......................................        (76)       (893)
      Prepaid expenses and other assets ................     (1,487)       (992)
      Accounts payable .................................       (363)      1,814
      Accrued expenses .................................      1,147         548
      Deferred revenue .................................        (92)        (47)
                                                            --------    --------
            Net cash used in operating activities.......     (1,765)     (7,395)
                                                            --------    --------
Cash flows from investing activities:
  Capital expenditures .................................       (295)        (74)
  Proceeds from the sale of short term investments .....       --         1,936
  Purchase of short term investments ...................       --          (296)
                                                            --------    --------
             Net cash provided by (used in)
               investing activities ....................       (295)      1,566
                                                            --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ...........      1,279       9,814
  Payment of preferred dividends .......................       (218)       --
  Repayment of long-term debt ..........................        (35)        (57)
                                                            --------    --------
            Net cash provided by financing activities...      1,026       9,757
Net increase (decrease) in cash and cash ...............     (1,034)      3,928
equivalents
Cash and cash equivalents at beginning of period .......      6,171       3,709
                                                            --------    --------
Cash and cash equivalents at end of period .............    $ 5,137     $ 7,637
                                                            ========    ========
Supplemental schedule of noncash financing
   activities:
   Common stock dividends issued or issuable
   on preferred stock ..................................    $   611     $   840
                                                            ========    ========
   Issuance of common stock to be issued ...............        840         872
                                                            ========    ========
   Issuance of warrants to purchase common stock
      in connection with equity line ...................        248        --
                                                            ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ............    $     5     $     7
                                                            ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                             (dollars in thousands)
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2002, their results of operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

Note 2 -- Inventories:

     Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                                  2002             2001
                              -----------      -----------
     Raw materials.......     $        49      $       174
     Work-in-process.....             778               66
     Finished goods......             651            1,162
                              -----------      -----------
                              $     1,478      $     1,402
                              ===========      ===========

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

     The Facility may be used only for working capital purposes. The Company is not obligated to draw amounts under the Facility and any such draws under the Facility will bear interest at the then prevailing prime rate plus 1.0 to 1.5% per annum. The Company must also maintain (i) a tangible net worth of $5,000, subject to certain upward adjustments as defined in the amendment, as a result of profitable operation or additional debt or equity financings and (ii) a minimum of $2,000 in cash, net of borrowings under the facility, at all times during the term of the Facility, which expires March 15, 2004. Without the consent of the Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. In addition, the Company has secured its obligations under the Facility through the granting of a security interest in favor of the Bank with respect to all of the Company's assets, including its intellectual property. At September 30, 2002, there were no borrowings against the Facility, however, the Company has issued an irrevocable letter of credit under the Facility for $549. This letter of credit will be used to secure future purchases of inventory that the Company expects to make from a supplier. As the Company pays down amounts under the letter of credit, the amount available to the Company under the Facility will increase.

     On February 14, 2002, the Company entered into an equity line (the "Equity Line") arrangement under the terms of a Common Stock Purchase Agreement (the "Agreement") with Kingsbridge Capital Limited ("Kingsbridge"). Under the terms of the Agreement, the Company may, at its sole discretion and from time to time over the twelve month period that began February 14, 2002, sell shares of its Common Stock to Kingsbridge at a discount to market price of up to 10%, as determined prior to each such sale. The maximum amount of each draw down is based on the Company's market capitalization and may not exceed $3,000. Pursuant to the terms of the Agreement, as amended, the Company committed to draw down on the Equity Line an amount aggregating at least $1,500 in registered shares of Common Stock, prior to October 29, 2002 (the "Minimum Commitment Amount"), of which the Company had drawn down an aggregate of $1,266 as of such date. Because the Company did not satisfied such Minimum Commitment Amount, the Company is obligated to pay to Kingsbridge approximately $23. The Equity Line provides for the sale of up to an aggregate $8,500 in registered shares of Common Stock. In connection with the consummation of the Equity Line, the Company issued to Kingsbridge a warrant to purchase 40,000 shares of Common Stock at an exercise price of $9.38 per share. Such warrant is exercisable as of August 14, 2002, and will expire on August 13, 2007. The fair value of the warrants issued in connection with the Equity Line of approximately $248 has no net impact as the increase to additional paid in capital representing the value of the warrants issued is offset by the decrease in additional paid in capital representing a cost of the offering. On May 30, 2002, the Company issued 119,335 shares of its Common Stock under the Equity Line for gross proceeds of approximately $1,000 and on June 28, 2002, the Company issued 32,187 shares of its Common Stock under the Equity Line for gross proceeds of approximately $266.

NOTE 4 -- COMMITMENTS:

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which the Company is committed to spend up to $1,000 annually for promotional expenses. In September 2002, the parties amended this agreement and extended the term thereof to December 31, 2003.

     Pursuant  to the  Company's  License  and  Marketing  Agreement  with Atrix
Laboratories, the Company is committed to: (i) expend no less than $2,000 in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, through 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002. The Company will also be required to make certain annual minimum expenditures for advertising and promotional activities after 2002, through the term of the agreement, including: (i) the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company's markets, and (ii) the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets. For the nine months ended September 30, 2002, the Company had fulfilled $1,481 of the $2,000 advertising and selling expense commitment for 2002.

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $3,955, of which no more than $318, $950, $1,650 and $1,037 shall be payable prior to December 31, 2002, January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.

     On May 24, 2002, the Company executed a Sublicense Agreement with Altana Inc. ("Altana"), the United States subsidiary of Altana Pharma AG, pursuant to which the Company was granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel(R) Cream, a mid-potency topical corticosteroid that is indicated for the relief of mild-to-moderate inflammatory disorders of the skin, such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. The Company will purchase from Altana all Pandel products to be sold. Pursuant to the terms of such agreement, the Company agreed to pay Altana an aggregate sublicense fee of $1,700, of which $800 was paid in September 2002 and $900 of which is due on May 31, 2003. The sublicense fee has been capitalized and will be amortized to cost of product sales over the estimated term of agreement. In addition, the Company is required to pay a royalty fee equal to a percentage of the net sales of the product, if any. The agreement may be terminated by the

Company: (i) at any time, without cause, upon twelve months prior written notice; (ii) if Altana shall commit any uncured, willful or material breach of the provisions of the agreement; or (iii) if Altana shall cease to manufacture or supply the product to the Company. Altana may terminate the agreement: (i) at any time, without cause, upon twelve months written notice; (ii) if the Company shall commit any uncured, willful or material breach of the provisions of the agreement; (iii) if the Company shall cease to offer the product for distribution to its customers; or (iv) if the Company fails to make certain payments or fulfill certain invoicing obligations. In certain circumstances, all monies paid to the other party under the agreement shall be refunded to the paying party upon termination.

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

NOTE 7 -- Change of Control Agreements:

     In September 2002, the Company entered into Change of Control Agreements, with certain officers of the Company, which provide for acceleration of vesting of stock options upon a change in control, as defined in the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat, is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. We are marketing Periostat to the dental community through our own professional dental pharmaceutical sales force of approximately 120 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R), Atrisorb FreeFlow(R) and Atrisorb-D(R), to the United States dental market. In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a topical corticosteroid product developed by Altana Inc. and indicated for dermatologic use. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers in the United Kingdom. The Atrix dental products are distributed through a specialty distributor who sells these products directly to dental practitioners in the United States. Our sales force also currently co-promotes Vioxx, a prescription non-steroidal anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, effective October 1, 2002, began co-promoting Denavir(R), a topically applied prescription medication for the treatment of recurrent cold sores in adults, for Novartis Consumer Health, Inc.

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

     We have incurred losses each year since inception and have an accumulated deficit of $75.0 million at September 30, 2002.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of our sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. Our success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. Periostat has been approved by the FDA for marketing in the United States, approved by the Medicines Control Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland, Ireland, Israel, Italy, Luxembourg, the Netherlands and Portugal. There can be no assurance that any of our other product candidates will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by us. In addition, there can be no assurance that we will successfully commercialize Vioxx, Denavir, Pandel, Atridox, Atrisorb FreeFlow and Atrisorb-D. As a result of these risks, and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in the forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

     During the three months ended September 30, 2002, we achieved worldwide net product sales of $10.8 million. Net product sales include sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and, since July 1, 2002, Pandel. In addition, during the three months ended September 30, 2002, we generated $422,000 in contract revenues mainly from our co-promotion agreement for Vioxx and $40,000 in international licensing revenue.

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

     THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues

Revenues
(dollars in thousands)                     2002          Change          2001
----------------------                   -------         --------        -------
Product Sales ..................         $10,767            29.4%        $ 8,320
Contract Revenues ..............             422           (53.8)%           913
License Revenues ...............              40           150.0%             16
                                         -------         --------        -------
   Total .......................         $11,229            21.4%        $ 9,249

     Total revenues during the three months ended September 30, 2002 were $11.2 million, representing a 21.4% increase over total revenues of $9.2 million during the three months ended September 30, 2001. Such 2002 revenues included approximately $10.8 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel, $422,000 in contract revenues, which were derived from our co-promotion of Vioxx and Pandel, and $40,000 in previously deferred foreign license income and milestone revenues for Periostat. Product sales increased $2.4 million, or 29.4%, to $10.8 million during the three months ended September 30, 2002 compared to $8.3 million during the three months ended September 30, 2001 due to higher prescriptions for Periostat and the addition of the Atrix dental products, which we began marketing in October 2001, and Pandel, which we launched on July 1, 2002.

     Contract revenues for the three months ended September 30, 2002 declined 53.8% to $422,000 from $913,000 million during the three months ended September 30, 2001 as a result of a decline in contract revenues from Merck relating to our co-promotion of Vioxx. The decline in contract revenues from Merck was due to lower levels of prescriptions for Vioxx resulting from increased competitive activity experienced during the quarter.

     In accordance with SAB 101, which we adopted in 2000, we recorded $15,000 and $16,000 in licensing revenues during each of the three months ended September 30, 2002 and September 30, 2001, respectively. This revenue was attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and is being recognized as income over the expected performance period of these agreements. We also recorded milestone revenues from our foreign licensing partners of $25,000 during the three months ended September 30, 2002. There were no additional milestone revenues recognized for the three months ended September 30, 2001.

     Cost of Product Sales

Cost of Product Sales
(dollars in thousands)                           2002          Change     2001
                                              --------         ------     ------
Cost of Product Sales .................       $  1,713          34.4%   $1,274
Percent of Product Sales ..............           15.9%                   15.3%

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $1.7 million, or 15.9% of product sales during the three months ended September 30, 2002, compared to $1.3 million, or 15.3% of product sales during the three months ended September 30, 2001. Cost of product sales increased in absolute dollars and as a percentage of product sales during such period in 2002 compared to 2001, primarily due to increased cost of sales associated with the Atrix products and Pandel launched in November 2001 and July 2002, respectively, which have lower gross margins than Periostat.

     Research and Development

Research and Development
(dollars in thousands)                           2002          Change     2001
                                              --------         ------     ------
Research and development ..............       $  1,355          32.3%   $1,024
Percentage of Total revenue ...........           12.1%                   11.1%

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $331,000, or 32.3%, to $1.4 million during the three months ended September 30, 2002 from $1.0 million during the three months ended September 30, 2001.

     Development projects conducted during the three months ended September 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $706,000 and $83,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by the end of 2002. Additional expenses ranging from approximately $375,000 in 2002 to as much as $5.4 million through completion could be incurred if the project is successful.

     Clinical projects totaling $176,000 were conducted during the three months ended September 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition), clinical development work relating to Periostat in dermatological indications and initiation of a Phase III trial in 160 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials are determined, it is premature to estimate the future costs associated with the development of Periostat for dermatological indications.

     Other research and development expenses incurred during the three months ended September 30, 2002 included $85,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $40,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended September 30, 2002 were $124,000. Additionally, during such period we incurred $141,000 in consulting, travel and other office expenses.

     Research and development expenses incurred during the three months ended September 30, 2001 included $7,000 in research grants to various academic institutions for conducting research related to our core technology, $30,000 in Periostat Phase IV clinical trial grants, $182,000 in contracted clinical and development expenses related to a safety and pharmacokinetic study for Metastat and other IMPACS compounds in the development stage. Other development projects included $236,000 for the initial expenses for the once-a-day formulation for Periostat and $12,000 for a Phase II trial using Periostat for the treatment of acne.

    Other research and development expenses incurred during the three months ended September 30, 2001 included $130,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $167,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Research and development expenses incurred during the three months ended September 30, 2001 also included $131,000 in direct salaries and other personnel related expenses and $129,000 relating to consulting, travel and other office expenses.

     Selling, General and Administrative

Selling, General and Administrative
(dollars in thousands)                             2002        Change     2001
                                                 --------      ------     ------
Selling, general and administrative ........     $  7,420       (13.2)%   $8,548
Percentage of Total revenue ................         66.1%                 92.4%

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses decreased 13.2% to $7.4 million during the three months ended September 30, 2002 from $8.5 million during the three months ended September 30, 2001. This decrease of $1.1 million was primarily the result of a $1.8 million reduction in our Direct-to-Consumer advertising and other Periostat promotional expenditures offset in part by approximately $700,000 in professional promotion expenses for Periostat, additional promotional expenses for the Atrix dental products and Pandel, and the expansion of our dermatology sales operation.

     Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2002 included $3.9 million in direct selling and sales training expenses, $2.2 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $1.3 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the three months ended September 30, 2001 included $3.3 million in direct selling and training expenses, $3.9 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenses for Dentaplex and co-promotion expenses related to Vioxx) and $1.3 million in general and administrative expenses.

     Other Income/Expense

Other Income/Expense                        2002           Change          2001
                                          --------         ------        -------
Interest income .................         $18,000          (66.0)%       $53,000
Interest expense ................         $ 3,000          (50.0)%       $ 2,000

     Interest income decreased to $18,000 for the three months ended September 30, 2002 compared to $53,000 for the three months ended September 30, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2002 was $3,000, compared to $2,000 for the three months ended September 30, 2001.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $400,000 and $420,000 during each of the three months ended September 30, 2002 and September 30, 2001, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D Preferred Stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D Preferred Stock in shares of our Common Stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum. Cash dividends accrued for the period July 1, 2002 to September 30, 2002 were $400,000.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues

Revenues
(dollars in thousands)                      2002           Change          2001
                                          --------        -------        -------
Product Sales ...................         $31,026           43.0%        $21,701
Contract Revenues ...............           1,769          (37.1)%         2,812
License Revenues ................             162          (65.7)%           472
                                          --------        -------        -------
   Total ........................         $32,957           31.9%        $24,985

     Total revenues during the nine months ended September 30, 2002 were $33.0 million, representing a 31.9% increase over total revenues of $25.0 million during the nine months ended September 30, 2001. Such 2002 revenues included approximately $31.0 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D, Pandel (since July 1, 2002) and Dentaplex, $1.8 million in contract revenues, which were derived from our co-promotion of Vioxx and Pandel (prior to June 30, 2002), and $161,000 in deferred foreign license and milestone revenues for Periostat. Product sales increased $9.3 million, or 43.0%, during the nine months ended September 30, 2002 to $31.0 million compared to $21.7 million during the nine months ended June 30, 2001, mainly due to significantly higher prescriptions for Periostat and the addition of the Atrix dental products, which we began marketing in October 2001, and Pandel, which we launched on July 1, 2002.

     Contract revenues for the nine months ended September 30, 2002 declined 37.1% to $1.8 million from $2.8 million during the nine months ended September 30, 2001 as a result of the termination in April 2001 of our prior agreement with Novartis Pharmaceuticals to co-promote Denavir and a decline in contract revenues from Merck relating to our co-promotion of Vioxx. Contract revenues for the nine months ended September 30, 2001 included $297,000 in co-promotion revenues for Denavir. There were no contract revenues for Denavir in the nine months ended September 30, 2002. The decline in contract revenues from Merck was due to lower levels of prescriptions for Vioxx resulting from increased competitive activity experienced during 2002.

     In accordance with SAB 101, which we adopted in 2000, we recorded $45,000 in licensing revenues during each of the nine months ended September 30, 2002 and September 30, 2001. This revenue was attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and is being recognized as income over the expected performance period of these agreements. We also recorded milestone revenues from our foreign licensing partners of $117,000 and $427,000 during the nine months ended September 30, 2002 and 2001, respectively.

     Cost of Product Sales

Cost of Product Sales
(dollars in thousands)                    2002          Change          2001
                                        --------        -------       -------
Cost of Product Sales............       $ 4,891         17.7%          $ 4,156
Percent of Product Sales.........         15.8%                          19.2%

     Cost of product sales includes product packaging, third-party royalties, amortization of new product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $4.9 million, or 15.8% of product sales during the nine months ended September 30, 2002, compared to $4.2 million, or 19.2% of product sales during the nine months ended September 30, 2001. Cost of product sales increased in absolute dollars but decreased as a percentage of product sales during such period in 2002 compared to 2001, primarily due to manufacturing cost savings for Periostat tablets, which we launched in July 2001, compared to Periostat capsules. This decrease in percent of product sales was slightly offset by a higher percent of product sales for the Atrix products and Pandel, launched in November 2001 and July 2002, respectively.

     Research and Development

Research and Development
(dollars in thousands)                    2002           Change          2002
                                        --------        -------        -------
Research and development.........       $ 3,054          7.5%          $ 2,842
Percentage of Total revenue......          9.3%                          11.4%

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $212,000, or 7.5% to $3.1 million during the nine months ended September 30, 2002 from $2.8 million during the nine months ended September 30, 2001.

     Development projects conducted during the nine months ended September 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $953,000 and $293,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which is expected to be determined by the end of 2002. Additional expenses ranging from approximately $375,000 in 2002 to as much as $5.4 million through completion could be incurred if the project is successful.

      Clinical projects totaling $704,000 were conducted during the nine months ended September 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition), clinical development work relating to Periostat in dermatological indications and initiation of a Phase III trial in 160 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials are determined, it is premature to estimate the future costs associated with the development of Periostat for dermatological indications.

     Other research and development expenses incurred during the nine months ended September 30, 2002 included $184,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $222,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the nine months ended September 30, 2002 were $391,000. Additionally, during such period we incurred $307,000 in consulting, travel and other office expenses.

     Research and development expenses incurred during the nine months ended September 30, 2001 included $182,000 in research grants to various academic institutions for conducting research related to our core technology, $125,000 in Periostat Phase IV clinical trial grants, $517,000 in contracted clinical and development expenses related to a safety and pharmacokinetic study for Metastat and other IMPACS compounds in the development stage and $71,000 in manufacturing development and validation expenses for Dentaplex. Other development projects included $236,000 for the initial expenses for the once-a-day formulation for Periostat and $12,000 for a Phase II trial using Periostat for the treatment of acne.

     Other research and development expenses incurred during the nine months ended September 30, 2001 included $420,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $441,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. Research and development expenses incurred during the nine months ended September 30, 2001 also included $360,000 in direct salaries and other personnel related expenses, $164,000 related to stock compensation expense and $314,000 in consulting, travel and other office expenses.

     Selling, General and Administrative

Selling, General and Administrative
(dollars in thousands)                    2002         Change         2001
                                        -------        ------       --------
Selling, general and administrative      $25,248         0.6%        $ 25,095
Percentage of Total revenue......          76.6%                       100.4%

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses increased 0.6% to $25.2 million during the nine months ended September 30, 2002 from $25.1 million during the nine months ended September 30, 2001. The increase of $153,000 in selling, general and administrative expenses, or 0.6%, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, was primarily the result of professional promotion expenses for Periostat, additional promotional expenses for the Atrix dental products and Pandel, and the expansion of our dermatology sales operation, offset in part by the reduction in our DTC and other Periostat promotion expenditures.

     Significant components of selling, general and administrative expenses incurred during the nine months ended September 30, 2002 included $12.0 million in direct selling and sales training expenses, $8.9 million in marketing expenses (including Periostat DTC advertising and promotion expenditures for Periostat, the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $4.3 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the nine months ended September 30, 2001 included $10.1 million in direct selling and training expenses, $11.4 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenses for Dentaplex and co-promotion expenses related to Vioxx) and $3.6 million in general and administrative expenses.

     Other Income/Expense

Other Income/Expense                     2002          Change         2001
                                        -------        ------       ---------
Interest income..................       $55,000        (70.9)%      $ 189,000
Interest expense.................       $ 5,000        (28.6)%      $   7,000
Other income.....................       $    --         N/A         $   8,000

     Interest income decreased to $55,000 for the nine months ended September 30, 2002 compared to $189,000 for the nine months ended September 30, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2002 was $5,000, compared to $7,000 for the nine months ended September 30, 2001. Other income during the nine months ended September 30, 2001 of $8,000 was recognized as a result of foreign currency transactions.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $1.2 million for the nine months ended September 30, 2002 and $1.3 million for the nine months ended September 30, 2001. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, were the result of our obligations in connection with the issuance of our Series D Preferred Stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D Preferred Stock in shares of our Common Stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum. Cash dividends incurred for the period May 12, 2002 to September 30, 2002 were approximately $618,000.

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

     All or a portion of the shares of Series D Preferred Stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of Common Stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of September 30, 2002, such conversion price was $9.91 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of Common Stock to be issued upon conversion of the Series D Preferred Stock. Without written approval of a majority of the holders of record of the Series D Preferred Stock, we, among other things, shall not: (i) declare or pay any dividend or distribaggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.ution on any shares of our capital stock other than dividends on the Series D Preferred Stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

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

     On March 19, 2001, we consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On March 26, 2002, we initially secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. This amount was reduced during the third quarter of 2002 to $549,000. As we continue to pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0 to 1.5% per annum and may be used only for working capital purposes. Without the consent of the Silicon Valley Bank, we, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our Common Stock. We must also maintain a certain tangible net worth and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility, at all times during the term thereto. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of September 30, 2002, we had no current borrowings outstanding against the credit facility.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and

Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we have committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002 ($1.5 million of which we have expended as of September 30, 2002); (iv) we have agreed to maintain, for a period of 24 months, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we have agreed that the Atrix products will be the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain annual minimum expenditures for advertising and promotional activities over the term of the agreement beginning January 1, 2003, including: (i) the lesser of $4,000,000 or 30% of our contribution margin relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin relating to a separate Atrix product that we market.

     In addition, pursuant to the terms of a Stock Purchase Agreement that we executed with Atrix, dated August 24, 2001, Atrix purchased 330,556 unregistered shares of our Common Stock for an aggregate purchase price of approximately $3.0 million. As a result of the sale of such shares to Atrix, the conversion price of our Series D Preferred Stock was reduced from $9.94 to $9.91 per share.

     On February 14, 2002, we entered into an equity line arrangement under the terms of a Common Stock Purchase Agreement with Kingsbridge Capital Limited. Pursuant to this agreement, we may, at our sole discretion and from time to time through February 13, 2003, sell shares of our Common Stock to Kingsbridge at a discount to market price, as determined prior to each such sale. Under the terms of the agreement, as amended, we committed to draw down on this equity line, an amount aggregating at least $1.5 million in registered shares of Common Stock prior to October 29, 2002, of which we had drawn down an aggregate of $1.3 million as of such date. Because we have not satisfied such minimum commitment amount, we are obligated to pay Kingsbridge approximately $23,000. The equity line provides for the sale of up to $8.5 million in registered shares of our Common Stock to Kingsbridge. As of September 30, 2002, we had drawn down and issued an aggregate of approximately $1.3 million in registered shares of Common Stock under such equity line arrangement.

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

     At September 30, 2002, we had cash and cash equivalents of approximately $5.1 million, a decrease of $1.1 million from the $6.2 million balance at December 31, 2001. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at September 30, 2002 was $5.8 million, a decrease of $500,000 from $6.3 million at December 31, 2001. This decrease primarily reflects our current obligation to Altana for the sublicensing rights for Pandel acquired in June 2002.

     Prior to the third quarter of 2002, we historically have had negative cash flows from operations and have used the net proceeds of public and private placements of our equity to fund operations. We currently believe that projected increases in sales of our United States marketed products in combination with contract and license revenues, anticipated cash inflows from both our equity line of credit with Kingsbridge and our revolving credit facility with Silicon Valley Bank will allow us to achieve continued profitability and positive cash flows through 2003. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. Contract and license revenues include receipts from co-promotion agreements and performance milestones. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

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

     During 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, unless the agreement is earlier terminated. In September 2002, we amended this agreement and extended the term thereof to December 31, 2003.

     Pursuant to our License and Marketing Agreement with Atrix Laboratories, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002; (ii) maintain, through 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including:
(i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market. For the nine months ended September 30, 2002, we had fulfilled $1.5 million of the $2.0 million advertising and selling expense commitment for 2002.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement with Thomas Skold pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain consulting, royalty and milestone payments in the aggregate amount of up to $4.0 million, of which no more than $318,000, $950,000, $1,650,000 and $1,037,000 shall be payable prior to December 31, 2002,
January 1, 2003, January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

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

     Belowis a table which presents our maximum contractual obligations and commercial commitments as of September 30, 2002:


                                         Payments Due by Period
                      ---------------------------------------------------------------------------
                                          Three
                                          Months
                                          ending
Contractual                               December       2003 and        2005 and      2007 and
Obligations              Total            31, 2002         2004            2006         after
-------------------   -----------      -------------    -----------   -----------  --------------


Operating Leases(1)   $ 2,280,000      $    83,000      $   667,000   $   668,000   $   862,000

Unconditional .....                    $   366,000(2)
  Purchase ........                    $   644,000(3)   $1,000,000(3)
  Obligations .....   $ 2,529,000      $   519,000(4)   $       --(4) $       --(4) $        --(4)

Cash Dividends on
  Series D
  Preferred Stock .   $ 6,800,000(5)   $   400,000(5)   $3,200,000(5) $3,200,000(5) $        --(5)

Total Contractual
  Obligations .....   $11,609,000      $ 2,012,000      $4,867,000    $3,868,000    $   862,000


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

     (4) Such amounts are payable under the terms of our Agreement with Atrix Pharmaceuticals. As of September 30, 2002, we will be required to expend $519,000 in advertising and selling expenses related to the Atrix products in the fourth quarter of 2002, and to make certain annual minimum expenditures for advertising and promotional activities after 2002, during the term of agreement, including: (i) the lesser of $4,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and
          (ii) the lesser of $2,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market.

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


ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Amended and Restated Bylaws

     On September 12, 2002, our Board of Directors approved Amended and Restated By-Laws of the Company.

     Research Collaboration

     On October 17, 2002, we announced that we had entered into a research collaboration with Discovery Laboratories, Inc. to evaluate the combination of their respective platform technologies for the development of novel respiratory disease therapeutics.

     License Agreement

     On October 21, 2002, we announced an agreement pursuant to which Medtronic, Inc. obtained an exclusive, worldwide license with respect to certain of the Company's IMPACS compounds (Inhibitors of Multiple Proteases and CytokineS) relating to the use of such compounds to treat aortic aneurysms and other forms of vascular disease with medical devices.

     Co-Promotion Agreements

     On September 23, 2002, we executed an amendment, extension and restatement of our Co-Promotion Agreement with Merck & Co., Inc. with respect to Vioxx, having a term through December 31, 2003.

     On October 1, 2002, we entered into a Product Detailing Agreement with Novartis Consumer Health, Inc. Pursuant to this Agreement, we will co-promote Novartis' Denavir product to our target dentists in the United States and we will receive detailing fees and performance payments from Novartis.

     Change of Control Agreements

     On September 18, 2002, we entered into Change of Control Agreements with each of the following executive officers: Brian Gallagher, Nancy C. Broadbent, Robert Ashley, David Pfeiffer and Douglas Gehrig.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          3.1  Amended and Restated By-Laws of CollaGenex Pharmaceuticals, Inc.

          10.1 Form of Change of Control Agreement executed with each of Brian Gallagher, Nancy C. Broadbent, Robert Ashley, David Pfeiffer and Douglas Gehrig.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter to which this report on Form 10-Q relates.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CollaGenex Pharmaceuticals, Inc.



Date: November 14, 2002             By:  /s/ Brian M. Gallagher, Ph.D.
                                         -------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 14, 2002             By:  /s/ Nancy C. Broadbent
                                         -------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                  CERTIFICATION

I,  Brian  M.  Gallagher,   Ph.D.,   Chief   Executive   Officer  of  CollaGenex
Pharmaceuticals, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CollaGenex Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ Brian M. Gallagher, Ph.D.
                               -----------------------------
Dated: November 14, 2002       Brian M. Gallagher, Ph.D.
                               Chief Executive Officer

                                  CERTIFICATION

I, Nancy C. Broadbent, Chief Financial Officer of CollaGenex Pharmaceuticals, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CollaGenex Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               /s/ Nancy C. Broadbent
                               ----------------------
Dated: November 14, 2002       Nancy C. Broadbent
                               Chief Financial Officer