Form 10-K
period 2002-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2003-03-31
CIK 1012270

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (215) 579-7388

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of Each Exchange on Which Registered
------------------------------------   -----------------------------------------
None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

                Preferred Stock Purchase Rights, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                         Yes: [X]                No: [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                         Yes: [ ]                No: [X]

      The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 28, 2002, based on $7.40 per share, the last reported sale price on the NASDAQ National Market on that date, was $71.1 million.

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2003:

         Class                                              Number of Shares
         -----                                              ----------------
         Common Stock, $0.01 par value                         11,406,204

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

            Item                                                            Page
            ----                                                            ----
PART I      1.   Business.................................................   1
            2.   Properties...............................................   31
            3.   Legal Proceedings........................................   32
            4.   Submission of Matters to a Vote of Security Holders......   32

PART II     5.   Market for the Company's Common Equity and Related
                     Stockholder Matters..................................   33
            6.   Selected Consolidated Financial Data.....................   34
            7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   37
            7A.  Quantitative and Qualitative Disclosures about Market
                     Risk.................................................   54
            8.   Financial Statements and Supplementary Data..............   55
            9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................   55

PART III    10.  Directors and Executive Officers of the Registrant.......   56
            11.  Executive Compensation...................................   56
            12.  Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters...........   56
            13.  Certain Relationships and Related Transactions...........   56
            14.  Controls and Procedures..................................   56

PART IV     15.  Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..........................................   57

SIGNATURES................................................................   58

EXHIBIT INDEX.............................................................   62

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE..................................................................  F-1

                                     PART I

Item 1. Business.

General

      CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat'r', is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues. Periostat is indicated as an adjunct to scaling and root planing, the most prevalent therapy for adult periodontitis, to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis. Adult periodontitis, a chronic disease characterized by the progressive loss of attachment between the tooth root and the surrounding periodontal structures, may result in tooth loss if untreated. See "- Periostat."

      We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own professional pharmaceutical sales force of approximately 115 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox'r' and Atrisorb FreeFlow'r', and, in February 2002, Atrisorb-D'r', to the United States dental market. In May 2002, we executed a sublicense agreement with Altana Inc. to market and distribute Pandel'r', a prescription mid-potency topical corticosteroid product developed by Altana Inc. to dermatologists in the United States and Puerto Rico. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR'TM' product line and Pandel to dermatologists in the United States. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International, Ltd., and by distributors and licensees in certain other overseas markets. The Atrix dental products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico. Our sales force also co-promotes Vioxx'r', a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, effective October 1, 2002, Denavir'r', a topically applied prescription medication for the treatment of recurrent cold sores in adults, for Novartis Consumer Health, Inc.

      Research has shown that certain unique properties of the tetracyclines discovered during the development of Periostat may be applicable to other diseases involving inflammation and/or destruction of the body's connective tissues, including acne, rosacea, meibomianitis and cancer metastasis, among others. CollaGenex is further evaluating Periostat and a series of novel, proprietary compounds known as IMPACS'r' (Inhibitors of Multiple Proteases and Cytokines), to assess whether they are safe and effective in these applications. Phase I clinical trials for Metastat'r', our lead compound for the treatment of metastatic cancer, were initiated in January 1998 under the sponsorship of the National Cancer Institute. In Phase I clinical trials, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma, and the

National Cancer Institute has completed enrollment for a Phase II clinical trial to continue to evaluate the safety and efficacy of Metastat in HIV-related Kaposi's sarcoma.

      In January 2002, we announced our plans to expand into the dermatology market. In September 2001, we announced the results of a 59-patient, double-blinded, placebo-controlled clinical trial designed to evaluate the efficacy of Periostat to treat adult patients with acne. The results from this trial revealed that the patients who were administered Periostat experienced a greater than 50% reduction in the number of comedones, inflammatory lesions and total lesions relative to baseline lesion counts, a statistically greater number than in the placebo group. During 2002, we initiated a 150-patient Phase III clinical trial to evaluate the use of Periostat to treat rosacea, a dermatological condition that affects approximately 15 to 20 million patients in the United States. In February 2002, we announced that we had licensed a new dermal and transdermal drug delivery technology called Restoraderm'TM', which we intend to develop for dermatological applications. The first products based on the Restoraderm technology have completed preliminary stability studies and are undergoing technology transfer to a manufacturer in the United States. In May 2002, we executed a sublicense Agreement with Altana Inc. with respect to the marketing and distribution of Pandel and, in October 2002, we trained our sales force to promote Pandel in the dermatological arena. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR'TM' product line and Pandel to dermatologists in the United States. We are actively seeking product licensing opportunities to enhance our near-term offerings to the dermatology market.

      Our core technology is licensed on an exclusive basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of the core technology on a project basis.

      We are a Delaware corporation. We were incorporated and began operations in 1992 under the name CollaGenex, Inc. and changed our name to CollaGenex Pharmaceuticals, Inc. in April 1996. Our principal executive offices are located at 41 University Drive, Suite 200, Newtown, Pennsylvania 18940, and our telephone number is (215) 579-7388.

      In this Annual Report on Form 10-K, the terms "CollaGenex," "we," "us" and "our" includes CollaGenex Pharmaceuticals, Inc. and its subsidiaries.

      Periostat'r', Metastat'r', Dermostat'r', Nephrostat'r', Osteostat'r', Arthrostat'r', Rheumastat'r', Corneostat'r', Gingistat'r', IMPACS'TM', PS20'r', The Whole Mouth Treatment'r', Restoraderm'TM' and Dentaplex'r' are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat'r', Nephrostat'r', Optistat'r', Xerostat'r' and IMPACS'TM' are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat'r', Nephrostat'r', Optistat'r', Xerostat'r', IMPACS'r', Dentaplex'r', Restoraderm'r', Dermastat'r' , Periocycline'r', Periostatus'r' and Periostan'r' are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex'r', PS20'r', "C" Logo'r' and The Whole Mouth Treatment'r' are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline'TM' and Periostan'TM' are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Annual

Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

Products and Product Agreements

Periostat

      Adult periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone, ultimately resulting in tooth loss. According to industry data, in the United States alone, an estimated one-third of all adults, or approximately 67 million people, suffer from some form of periodontal disease. Approximately 13 million people seek professional treatment annually for periodontal disease, resulting in over 15 million periodontal procedures and annual expenditures of approximately $6.0 billion, primarily for procedures and surgeries performed by a periodontist or a dental professional.

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

      Periostat, a 20 mg dose of doxycycline hyclate, is a unique sub-anti-microbial dosage strength that suppresses the chronic and progressive tissue degradation characteristic of periodontitis without exerting any anti-microbial effect. Doxycycline is an active ingredient of several FDA approved drugs and has been in use for approximately 35 years for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat is intended to be taken orally by the patient between dental visits. Periostat's mechanism of action is believed in part to be through the down-regulation of the activity of collagenases, enzymes that belong to a broad class of enzymes known as matrix metalloproteinases. Collagenase is excessively produced as a result of inflammation resulting from bacterial infection in the gums. In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to scaling and root planing to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. Since January 1999, more than 2.3 million Periostat prescriptions have been filled and over 35,000 dentists have written a Periostat prescription. In December 2000, the FDA granted marketing approval for our tablet formulation of Periostat. In July 2001, we launched a new tablet formulation of Periostat. The Periostat tablet formulation is easier to swallow and offers manufacturing cost advantages over our capsule formulation of Periostat, which has been discontinued.

      Periostat tablets are manufactured for us by Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company. We intend to supply Periostat tablets to our foreign marketing partners upon receipt of requisite regulatory approvals, if at all, for distribution in countries other than the United States and the United Kingdom.

      We currently actively sell Periostat in the United States and the United Kingdom and our partners have begun initial sales of Periostat in Israel and Austria. Our partners also intend to begin selling Periostat in Portugal, Canada (through Pharmascience Inc.) and Switzerland later in 2003, and we have marketing and distribution partnerships for the sale of Periostat in various foreign countries, subject to regulatory approval.

Atridox, Atrisorb FreeFlow and Atrisorb-D

      Pursuant to the terms of an exclusive License and Marketing Agreement that we executed with Atrix Laboratories, Inc. in August 2001, we obtained the right to market, sell and distribute Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community. We believe that these products generally complement Periostat in the treatment of adult periodontitis.

      Atridox is a locally-applied anti-microbial therapy for the treatment of chronic adult periodontitis. Atridox uses Atrix's patented drug delivery technology, Atrigel'r', for the targeted delivery of the doxycycline, which has been shown to reduce the levels of bacteria in the periodontal pocket. Atridox is a gel that is placed into affected periodontal pockets by a dental professional and resorbs over a two week period. In pivotal double-blinded, placebo-controlled clinical trials conducted by Atrix, the administration of Atridox was shown to increase attachment level between the gums and the teeth and decrease periodontal pocket depth in patients with adult periodontitis.

      Atrisorb FreeFlow is a guided tissue regeneration (GTR) barrier product used in the surgical treatment of periodontal defects to help regenerate tissue. In periodontal surgery, a section of the gums called a flap is cut away from the underlying bone structure to allow the periodontist to repair the periodontal support structure. When the flap is subsequently repositioned, a membrane barrier product such as Atrisorb FreeFlow is placed between the flap and the bone to prevent the downgrowth of epithelial tissues, which interferes with the re-attachment of the gums to the teeth.

      Atrisorb-D is the first GTR barrier product to incorporate an antibiotic, which has been shown to reduce the incidence of infections during GTR procedures.

      Under the terms of our License and Marketing Agreement with Atrix, we have committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002, during which year we met this requirement; (ii) maintain, for a period of 24 months, a force of no less than 90 full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) making the Atrix products the subject of a specific number of detail calls in the United States during 2002, which we achieved. We are required to make certain annual minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

      The License and Marketing Agreement terminates incrementally with respect to each Atrix product, upon each successive expiration date of the patent protection afforded to such product. We may terminate the License and Marketing Agreement at any time, with or without cause, upon twelve (12) months prior written notice to Atrix. Furthermore, either party may terminate the agreement upon the occurrence of certain conditions, as more fully set forth in the License and Marketing Agreement.

Vioxx

      Pursuant to a Co-Promotion Agreement we executed with Merck in September 1999, we received the exclusive right to co-promote Vioxx to the dental community. Vioxx is a prescription strength non-steroidal anti-inflammatory drug that was approved by the FDA on May 20, 1999 to relieve osteoarthritis, manage acute pain in adults, including dental pain, and treat primary dysmenorrhea. Merck promotes Vioxx to the general physician community. The agreement provides for certain payments by Merck to us upon sales of Vioxx to the dental community. On September 23, 2002, we executed an amendment, extension and restatement of our Co-Promotion Agreement with Merck with respect to Vioxx, having a term through December 31, 2003.

Pandel

      On May 24, 2002, we executed a Sublicense Agreement with Altana Inc., the United States subsidiary of Altana Pharma AG, pursuant to which we were granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel Cream, a mid-potency topical corticosteroid that is indicated for the relief of mild-to-moderate inflammatory disorders of the skin in adults, such as atopic dermatitis and psoriasis. We had detailed Pandel on a co-promotional basis with Altana since October 2001. In March 2003, we entered into an arrangement with Sirius Laboratories, Inc. pursuant to which Sirius has agreed to, among other things, co-promote Pandel. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. Pursuant to the terms of such agreement, we agreed to pay Altana an aggregate sublicense fee of $1.7 million, $800,000 of which was paid on June 30, 2002 and $900,000 of which is due on May 31, 2003. We purchase from Altana all Pandel products to be sold and are required to pay a royalty fee equal to a percentage of the net sales of Pandel.

AVAR

      In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR'TM' product line and Pandel to dermatologists in the United States.

Denavir

      Denavir is an FDA-approved topical antiviral cream used for the treatment of recurrent cold sores in adults. We marketed Denavir to the dental community under a Co-Promotion Agreement that we executed with SmithKline Beecham Consumer Healthcare in October 1998, which provided for certain payments by SmithKline Beecham to us. Following the acquisition of SmithKline Beecham by Novartis Consumer Health, Inc., Novartis terminated this Co-Promotion Agreement effective April 13, 2001.

      On October 1, 2002, we entered into a Product Detailing Agreement with Novartis Consumer Health, Inc. pursuant to which we co-promote Denavir to our target dentists in the United States and we receive detailing fees and performance incentives from Novartis Consumer Health, Inc. Our agreement with Novartis expires on September 30, 2004.

Dentaplex

      In June 2001, we launched Dentaplex, a nutritional supplement specifically formulated to help maintain optimal oral health. Based upon a review of the market acceptance of Dentaplex, we discontinued marketing Dentaplex in January 2003.

Sales and Marketing

      We market and sell our dental and dermatological products in the United States through a dedicated sales force comprised of approximately 115 sales representatives and managers. We currently market Periostat in certain foreign markets, either through our wholly-owned subsidiary, CollaGenex International Ltd., or through marketing and distribution partnerships with companies in these markets and intend to market Periostat in additional foreign markets upon receipt of all requisite regulatory approvals. We currently have such agreements with foreign companies, subject to requisite regulatory approvals, covering Japan, Canada, Spain, Portugal, Greece, Israel, Austria and Switzerland, and have an export marketing agreement for countries in the Middle East.

      Typically, our foreign marketing and distribution agreements provide for milestone payments upon the achievement of various regulatory and commercial events as well as supply agreements for manufactured product.

      United States

      Our field sales organization is currently comprised of one regional manager, eleven district managers and approximately 100 full-time equivalent sales representatives. Each full-time equivalent sales representative is responsible for covering a territory that includes approximately 200 dentists and periodontists that are believed to be high volume potential prescribers of Periostat based on the estimated number of scaling and root planings performed in their respective practices. Additionally, each representative calls on approximately 50 dermatology offices that have high potential for prescription of CollaGenex dermatology products.

      Our field sales organization currently details Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D, Vioxx and Denavir to dental professionals and Pandel and the AVAR product line to dermatological professionals.

      We believe that our dental sales effort is distinguished from typical dental promotion by our focus on education and the clinical benefits of pharmaceutical dentistry, a new approach to treating dental diseases. Accordingly, we produce educational marketing materials, detail aids and product samples that are used extensively by our representatives in their presentations to dentists. Clinical reprints and video presentations are also provided. We believe that peer-to-peer communications are vital to increasing the acceptance of Periostat and, therefore, we arrange speaking engagements and teleconferences where Periostat advocates share their experiences with other dental professionals.

      Sales training is an important component of our sales and marketing efforts. New representatives receive four weeks of field training and two weeks of intensive office training in periodontal disease, host response, pain management, territory management and selling skills. Training continues at district-level meetings throughout the year. During 2002, our entire sales force was trained to promote Pandel in the dermatological arena.

      In order to provide an integrated dental and dermatology product line and leverage our sales and marketing organization, we are actively seeking to in-license or acquire other high-quality therapeutic dental and dermatology products.

      International

      We are establishing relationships with key partners to market and sell Periostat internationally, upon receipt of the requisite foreign regulatory approvals. In 1996, we executed a manufacturing and distribution agreement with Roche S.P.A. (formerly Boehringer Mannheim Italia) pursuant to which Roche S.P.A. had the exclusive right to market Periostat in Italy, San Marino and The Vatican City pending requisite regulatory approval. In 1997, we announced that a Marketing Authorization for Approval was filed for Periostat by Roche S.P.A. with the Italian Ministry of Health. Due to delays incurred in the review of national filings, Roche S.P.A. withdrew the Marketing Authorization for Approval in Italy, and Italy was included under the pan-European Mutual Recognition Procedure, which we filed in June 2001. In February 2002, we received provisional approval to market Periostat in Italy. In June 2002, we received final approval to market Periostat in Italy, triggering a milestone payment due from Roche. Subsequent to this approval, we were notified by Roche that due to changes in Roche's local market strategy, Roche was not going to launch Periostat in the Italian market. In January 2003, we attempted to reach agreement with Roche regarding compensation for outstanding milestone payments. In March 2003, we terminated our agreement with Roche and notified them of our intent to take the matter to arbitration as is provided for in our agreement with Roche. As of December 31, 2002, we have not recognized the revenue related to this milestone due to the uncertainty of collection.

      In October 1998, we announced that a Marketing Authorization Application had been filed with the United Kingdom Medicines Control Agency with respect to Periostat. A capsule formulation of Periostat was approved by the United Kingdom Medicines Control Agency in February 2000, and we launched a modest direct marketing effort in the United Kingdom to dentists through our United Kingdom subsidiary, CollaGenex International Limited. Sales of Periostat capsules commenced in the United Kingdom in September 2000. In December 2000, the United Kingdom Medicines Control Agency approved a tablet formulation of Periostat, and in June 2001, we applied for the registration of Periostat tablets with the European Union Member States and Norway under the Mutual Recognition Procedure, with the United Kingdom Medicines Control Agency acting as our Reference Member State.

      Under the Mutual Recognition Procedure, once marketing approval for a pharmaceutical is granted by one European Member State, such state then acts as a Reference Member State, and assists in expediting the review and approval of the pharmaceutical in other European Member States.

      In February 2002, we received provisional approval for the marketing of Periostat from seven European Member States including Austria, Finland, Ireland, Italy, Luxembourg, the Netherlands and Portugal. In April 2002, we announced that we received the final Marketing Authorizations from the Ministries of Health in Austria and Finland. In June 2002, we announced that we had received final Marketing Authorizations from the Ministries of Health in the Netherlands and Portugal. In June 2002 we received final approval to market Periostat in Ireland and Italy.

      We cannot be certain that we will achieve other foreign regulatory approvals or will be successful in marketing Periostat in the United Kingdom or other European countries.

      We executed a licensing agreement with Pharmascience Inc. in June 1999 pursuant to which Pharmascience will market and distribute Periostat in Canada. In the fourth quarter of 1999, Pharmascience submitted an application to the Canadian Therapeutic Products Program of Health Canada for Canadian marketing approval of a capsule formulation of Periostat which was approved in March 2003. Pharmascience will launch Periostat in Canada later in 2003.

      On May 2, 2000, we announced that we had executed an exclusive marketing and distribution agreement with ISDIN S.A., a joint venture between the Spanish companies Laboratorios del Dr. Esteve S.A. and Antonio Puig S.A, for the marketing and distribution of Periostat tablets in Spain, pending requisite regulatory approval, and Portugal, when we have received such regulatory approval. Such agreement was subsequently extended, granting ISDIN S.A. the right to market and distribute Periostat in Greece, pending requisite regulatory approval.

      On June 9, 2000, we announced that we had executed marketing and distribution agreements with Willvonseder & Marchesani Ges.m.b.H & Co. KG, a Vienna based company and Karr Dental Ltd., a Zurich based company, with respect to the marketing and distribution of Periostat tablets in Austria and Switzerland, respectively. In April 2002, Periostat received regulatory approval under the Mutual Recognition Procedure for marketing in Austria. We believe the product will be launched in April 2003 in Austria. The regulatory authorities in Switzerland approved Periostat for sale in March 2003. Karr Dental plans to launch the product later in 2003.

      On August 9, 2000, we announced that we had executed an exclusive marketing and supply agreement with Showa Yakuhin Kako Co. Ltd., a Japanese company, with respect to the marketing and supply of Periostat tablets in Japan, pending requisite regulatory approval. Showa continues to work with the regulatory authorities in Japan to establish the appropriate clinical development program in order to gain regulatory approval for Periostat in Japan. In connection therewith, Showa intends to conduct a study during 2003 to establish that the pharmacokinetics of Periostat are similar in Japanese and Caucasian populations.

      On August 24, 2000, we announced that we had executed an agreement for the marketing and distribution of Periostat in Israel with Taro International Ltd., a wholly-owned subsidiary of Taro Pharmaceutical Industries Limited, an Israeli company. This agreement provides for the payment of milestone fees to us associated with the regulatory approvals of Periostat. In February 2002, the Israeli authorities notified Taro with respect to the provisional approval of Periostat in Israel. In May 2002, we announced that the Israeli Ministry of Health had granted a Marketing Authorization to Taro. Periostat was launched in Israel in January 2003.

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

      In February 2002, we announced that we had appointed Dexcel-Dental, a division of Dexcel-Pharma Limited, to handle the field selling of Periostat to the dental profession in the United Kingdom and, upon receipt of final regulatory approval, the Republic of Ireland. In October 2002, we provided Dexcel-Dental with a formal termination notice of our agreement and we are currently negotiating such termination. We continue to market Periostat in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd.

      In November 2001, we terminated our distribution and marketing agreement for Germany with Hain Diognostika GmbH due to Hain's failure to fulfill its obligations under the agreement. We signed a settlement agreement with Hain in November 2002 with respect to Hain's non-payment of milestone fees due to CollaGenex.

Manufacturing, Distribution and Suppliers

      In 1995, we entered into a supply agreement with Hovione International Limited pursuant to which the active ingredient in Periostat, doxycycline hyclate, is supplied to us by Hovione from its offshore facilities. Hovione supplies a substantial portion of the doxycycline used in the United States from two independent facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The initial term of the supply agreement expired on January 25, 2000 and, pursuant to an addendum to that agreement, the term was extended to May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default that remains uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline, and have no back-up supplier at this time.

      We historically relied on a single third-party contract manufacturer, Applied Analytical Industries, Inc., to produce Periostat in a capsule formulation. In an effort to capitalize on certain manufacturing cost advantages, in July 2001, we launched our new tablet formulation of Periostat, which has now replaced our capsule formulation of Periostat.

      On September 26, 2000, we entered into a Service and Supply Agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., for the tablet formulation of Periostat and no longer use AAI for contract manufacturing services. Our current arrangement with Pharmaceutical Manufacturing Research Services has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, Pharmaceutical Manufacturing Research Services is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us. We intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. Pharmaceutical Manufacturing Research Services is required to comply with current good manufacturing practices, or cGMP requirements.

      In November 1998, we executed a Distribution Services Agreement with Cord Logistics, Inc., now known as Cardinal Health Specialty Pharmaceutical Services ("SPS"), pursuant to which SPS acts as our exclusive logistics provider for Periostat in the United States and Puerto Rico. Under this agreement, SPS warehouses and ships Periostat from its central distribution facility to wholesalers that distribute Periostat to pharmacies throughout the United States for prescription sale to patients. SPS also provides sample fulfillment services for our sales force and various customer and financial support services to us, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. The Distribution Services Agreement has an initial term of 3 years and will renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration. We negotiated a three-year extension of such agreement having similar terms to the original agreement with an effective date of March 1, 2002.

      In February 2002, we executed a Wholesale Service Agreement effective November 2001 with National Specialty Services, Inc., now known as Cardinal Health Specialty Pharmaceutical Distribution ("SPD"), pursuant to which SPD acts as our non-exclusive authorized distributor of Atridox, Atrisorb FreeFlow and Atrisorb-D. Under this agreement, SPD will also provide certain additional services, including marketing, sales detail report production, contract administration and chargeback processing. The Wholesale Service Agreement has an initial term of 3 years and shall renew automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

      We cannot be certain that we will be able to enter into additional, or maintain existing manufacturing, distribution or supply agreements on acceptable terms, if at all. In the event that we are unable to obtain sufficient quantities of doxycycline hyclate or Periostat on commercially reasonable terms, or in a timely manner, or if our suppliers fail to comply with current good manufacturing practices, or cGMP, or if our distributors are unable to ship or support our products, our business, financial condition and results of operations may be materially adversely affected. See "- Government Regulation."

Customers/Backlog

      During 2002, net product sales to each of Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation and accounted for 32%, 24% and 19% respectively, of our aggregate net product sales. As is common practice in the pharmaceutical industry, wholesalers may become very speculative in their purchasing practices in anticipation of product price increases. Accordingly, we may limit, fulfill or delay shipment of customer purchase orders depending on the availability of product and other factors necessary to operate our business efficiently. At December 31, 2002, there were open customer purchase orders with an aggregate value of approximately $6.4 million. These orders were shipped complete during January 2003. There were no open customer purchase orders outstanding at December 31, 2001.

Research and Development

      Our research and development activities are conducted primarily by third parties including contract research organizations and academic and government institutions. The main focus of these activities is the identification and development of novel tetracycline-based compounds for application in a variety of inflammatory and tissue-destructive disorders. Other than Periostat, the most advanced program involves Metastat, our lead compound for treating metastatic cancer.

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

      Major research programs currently being conducted at CollaGenex include:
(i) the clinical development of the sub-antimicrobial dose of doxycycline commercialized as Periostat for the treatment of rosacea, perioral dermatitis and meibomianitis (a disorder characterized by "dry eye"); (ii) the development of a "once-a-day" formulation of Periostat; and (iii) limited support for the conduct of exploratory studies in the utility of Metastat (COL-3) as a treatment for soft tissue sarcoma and periodontitis and rosacea.

      The clinical development of Periostat in perioral dermatitis and meibomianitis remains exploratory. The clinical development in rosacea is directed towards the filing of an NDA for this indication in the future, should such studies demonstrate safety and effectiveness for this indication. Programs are being developed to support the possible submission of a new drug application for any or all of the potential clinical indications. During 2002, we initiated:
(i) Phase III study in rosacea recruiting 150 patients; (ii) an exploratory study in rosacea recruiting 36 patients; and (iii) an exploratory study in meibomianitis, recruiting approximately 70 patients. It is unlikely that these studies will yield results until later in 2003.

      The development of the once-a-day formulation of Periostat is being conducted through a development agreement with a third party contractor. The first formulations arising from this research were administered to human volunteers during 2002 and exhibited promising results, leading to the selection of a formulation for more complete clinical testing in 2003. It is anticipated that this formulation will undergo testing for clinical efficacy in late 2003, should it perform adequately in earlier tests.

      Metastat, our anti-angiogenesis compound, continues development under the auspices of a cooperative research and development agreement, or CRADA, with the National Cancer Institute, which was extended in February 2002 for an additional two (2) years. We are responsible for providing a formulated, encapsulated version of Metastat to support this clinical study. The clinical component of these studies is completely funded by the National Cancer Institute, except for a nominal payment to the investigators with respect to enrollment. A sufficient quantity of Metastat was produced in 2001 to support the National Cancer Institute's development program as it is currently proposed. Two studies are actively recruiting patients. A Phase I/II study in astrocytoma and glioblastoma (both brain cancers) is currently recruiting patients. Based on the positive results from the Phase I study carried out in Kaposi's sarcoma, the AIDS Malignancy Consortium of the National Cancer Institute is sponsoring a randomized, two-dose Phase II study in Kaposi's sarcoma. This study has completed recruitment of 75 patients and has closed to accrual. Initial indications suggest that the drug is affording disease-modifying efficacy in some patients, with early reports of both partial and complete responses. However, until complete data are available, it is not possible to determine whether there is a dose response and/or the drug has sufficient efficacy to justify the conduct of a Phase III clinical study.

      During 2001, we submitted two investigational new drug applications to the FDA for the conduct of exploratory clinical studies with COL-3 (the active ingredient in Metastat) in the treatment of cardiopulmonary bypass patients and the treatment of adult periodontitis. In 2002, we submitted a further IND for the conduct of a study in rosacea. The cardiopulmonary bypass IND has not begun because FDA placed it on clinical hold; however, the rosacea and periodontitis studies will be recruiting patients during 2003. A Phase I, ascending dose trial with COL-3 in normal human volunteers succeeded in establishing the maximum tolerated dose that could be supported in the investigational new drug application-based exploratory studies. While the National Cancer Institute is carrying out studies with 50 mg and 100 mg of COL-3 per day as the proposed efficacious dose, our Phase I study suggested that the maximum tolerated dose for indications other than cancer may be as low as 20 mg per day. We do not know whether the drug will exhibit sufficient efficacy in the treatment of rosacea and periodontitis to justify further clinical investigation, particularly if the dose is significantly limited.

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

      As of December 31, 2001, we had two products or product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. In 2001, we completed a pilot trial of Periostat in inflammatory acne and initiated additional clinical trials for Periostat in rosacea and meibomianitis patients. We also initiated and completed several Phase IV studies of Periostat in dental applications. Results from a study of Periostat in conjunction with periodontal surgery were presented during 2002 and revealed encouraging findings. Additional data on the use of Periostat in diabetic patients was published in 2003 and suggested that the drug may provide benefits not only in improved periodontal outcomes but also in improved diabetic control. Extensive additional studies are required before this finding could be confirmed, if at all. Phase IV studies are designed to help support product marketing and are not typically designed to provide data suitable for submission to the FDA for a new indication for the product. We intend to continue the Phase IV development of Periostat in 2003.

      Upon successful completion of the pilot and Phase II trials we will assess the data obtained and make a decision on whether to pursue Phase III trials for any indication studied in Phase II or pilot studies. If we successfully complete Phase III trials, we intend to submit the results to the FDA to support regulatory approval. However, we cannot be certain that any of our products will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

      The duration and the cost relating to preclinical testing and clinical trials may vary significantly over the life of a project. Our joint development arrangement for Metastat with the National Cancer Institute may also result in variability in our development costs. We closely monitor our research and development costs in order to ensure that our investment is consistent with the return we predict from each project.

      Technology

      Our core technology involves the use of pharmaceutical products to prevent the destruction of the connective tissues of the body and to down-regulate the pathological host response to a variety of external and internal mediators of inflammation and tissue destruction.

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

      Elements of our core technology are licensed on an exclusive basis from SUNY and results from the research of Drs. Lorne M. Golub and Thomas F. McNamara and their colleagues at SUNY. These researchers demonstrated that tetracyclines can significantly reduce the pathologically excessive collagen degradation associated with periodontitis. They also were able to demonstrate that this result was unrelated to the antibiotic properties of tetracyclines. Furthermore, they demonstrated that the administration of doses of antibiotic tetracyclines well below the dosage levels necessary to destroy microbes (sub-antimicrobial doses) was effective in preventing the loss of connective tissue in models of periodontitis. Studies published in scientific journals support the hypothesis that the mechanism of action for this activity is the result, in part, of the direct binding of tetracyclines to certain metal binding sites associated with the matrix metalloproteinase structure.

      Additional information obtained suggests that tetracyclines also have the ability to stimulate new bone protein synthesis by a variety of mechanisms. These properties, which are independent from the anticollagenoyltic properties of compounds, are particularly important during the development of certain types of bone deficiency disorders, of which periodontitis is one. Particularly in patients with concomitant disorders such as diabetic osteopenia and peri- or post-menopausal osteoporosis, periodontitis can occur in the absence of inflammatory-mediated elevated collagenolytic activity, and is primarily a function of alterations in the balance of osteoblast and osteoclast mediated resorption and bone formation (in particular a reduction of bone formation). In these and other circumstances during development of the bony lesion characterizing adult periodontitis, the property of tetracyclines to stimulate new bone formation is the means by which the compounds are able to effectively treat periodontitis.

      Although commercially available antibiotic tetracyclines show effective anti-collagenolytic and independent bone protein synthesis stimulating potential, long-term administration of these compounds at normal antibiotic doses can result in well-known complications of long-term antibiotic therapy, such as gastrointestinal disturbance, overgrowth of yeast and fungi, and the emergence of antibiotic-resistant bacteria. Our Phase III clinical trials using Periostat demonstrated that the administration of sub-antimicrobial doses of doxycycline over a twelve-month period exerted no anti-microbial effects. Thus, the use of this dosage strength provides the anti-collagenolytic and bone protein synthesis effects without the complications of long-term antibiotic therapies. We have conducted, and are currently conducting, Phase IV clinical studies to support future marketing activities of Periostat.

      Our license from SUNY also covers the uses of a broad class of chemically modified tetracyclines (IMPACS) that have been chemically modified to retain and enhance their anti-collagenolytic and other properties but which have had the structural elements responsible for their antibiotic activity removed. These compounds, which lack any antibiotic activity, have shown potential in a number of pre-clinical models of excessive connective tissue breakdown. Our current research and development programs focus on the potential use of Periostat for a variety of disorders characterized by inflammation and connective tissue destruction, as well as the use of IMPACS in drug therapies for potential applications where more potent doses of tetracyclines may enhance the efficacy of the treatment.

      Additional research has been conducted to identify, synthesize and characterize a new generation of IMPACS compounds, for which patents owned by CollaGenex have been filed. The first of these claiming a new compound, a chemically-modified form of minocycline called COL-1002, recently issued in the United States.

      Periostat

      We are planning and conducting various Phase IV clinical trials that evaluate the use of Periostat for other therapeutic indications. Phase IV studies being conducted at Boston University, SUNY at Stony Brook and the University of Michigan are evaluating Periostat's ability to promote attachment level, decrease pocket depth and promote healing in patients undergoing periodontal flap surgery. The data from the University of Michigan was presented at the American Academy of Periodontology meeting in 2002 and suggested that Periostat significantly improved certain clinical and biochemical parameters key to the successful outcome of periodontal surgery. Another Phase IV study being conducted at the University of Southern California was designed to study the use of Periostat to prevent root resorption during orthodontic tooth movement. Other Phase IV clinical trials are being conducted or are planned to evaluate Periostat as an adjunct to scaling and root planing in institutionalized geriatric patients, the evaluation of Periostat as an adjunct to scaling and root planing in patients with Type I and Type II diabetes and the use of Periostat in a population of smokers. Two of the studies in diabetic patients reported encouraging preliminary data at the American Association for Dental Research meeting in March 2003, suggesting that Periostat had the potential to improve periodontal clinical outcomes and possibly contribute to improvements in diabetic control in these patients. A large study (180 patients) was initiated in 2003 to study the synergies which may exist between the administration of Periostat and the local use of Atridox, along with scaling and root planing, in patients with adult periodontitis.

      To extend the possible therapeutic use of Periostat beyond the oral cavity, we and our collaborators are planning, conducting or have completed clinical trials to evaluate whether Periostat can manage meibomianitis, prevent repeat heart attack, decrease bone loss in postmenopausal women, prevent the growth and rupture of aortic aneurysms and prevent or reverse the clinical manifestations of disease secondary to diabetes. Of these studies, only the meibomianitis study is being fully funded by us, although we support additional studies through the provision of active drug and placebo without charge.

      A study of Periostat in the management of patients with acute coronary syndromes was presented at the 75th anniversary meeting of the American Heart Association in November 2002. Results suggested that Periostat could have a direct impact on markers of systemic inflammation such as the cytokine IL-6, the enzymes MMP-2 and MMP-9, and serum levels of high sensitivity C-Reactive Protein (hsCRP) in these patients. While in this study no differences were observed in clinical outcome between Periostat and placebo, the investigators who participated in this study have suggested that the favorable change in biological markers of systemic inflammation warrants follow up in a larger controlled study.

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

      In June 2002, we announced that we had initiated a multi-center, double-blinded, placebo-controlled clinical study to evaluate the efficacy of Periostat for the treatment of meibomianitis, a disorder of the eyelid characterized by symptoms of "dry eye". There is currently no FDA-approved systemic treatment for meibomianitis.

      In July 2002, we announced the publication in a peer reviewed journal of data from a Phase IV clinical trial conducted at the University of Pittsburgh Dental School, the results of which were first announced by us in October 2000, which demonstrated significant clinical benefit in patients with severe generalized periodontitis who were administered Periostat in conjunction with a course of repeated dental cleaning, above and below the gum-line, compared to the same therapy plus a placebo.

      In August 2002, we announced that we had initiated a multi-center, double-blinded, placebo-controlled Phase III clinical study to evaluate the efficacy of Periostat for the treatment of rosacea. There is currently no FDA-approved systemic treatment for rosacea.

      During 2002, we also reported data from an exploratory study evaluating the effect of Periostat on markers of systemic inflammation on patients with acute coronary syndromes. Periostat significantly reduced hsCRP, MMP 9, and IL-6 in these patients.

      In January 2003, we announced that the first patients have entered a multi-center, double-blinded, placebo-controlled Phase IV clinical study to evaluate the combined efficacy of Periostat, and Atridox (doxycycline hyclate) 10%, a locally-applied antimicrobial gel, in the treatment of adult periodontitis.

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

      In June 1997, we announced that we had formally extended our Collaboration Agreement with the National Cancer Institute with respect to the development of Metastat. On December 5, 1997, we announced that the National Cancer Institute had filed an investigational new drug application for Metastat. In January 1998, we initiated Phase I clinical trials with respect to Metastat. Such studies were sponsored by the National Cancer Institute pursuant to our Collaboration Agreement with the National Cancer Institute. In February 1999, we released initial findings related to such studies. Following oral administration, desired plasma concentrations of the compound were achieved and no dose-limiting side effects other than manageable phototoxicity were encountered. In February 1999, we also announced the allowance of a United States patent which provides intellectual property protection for the use of Metastat for the inhibition of cancer metastasis. Subsequently, the National Cancer Institute advised us that it believed that the level of photosensitivity, although manageable, could limit the commercial viability of Metastat. However, the National Cancer Institute also advised us that it remained interested in the mechanism of action of this class of compounds and it intended to complete the current clinical trials to establish "proof of principle" with respect to a variety of surrogate markers. Two Phase I clinical trials were completed in 1999, one Phase I clinical trial is ongoing and a fourth was initiated in the first half of 2001. Results from the two initial Phase I studies of Metastat in refractory solid tumors and refractory metastatic cancer demonstrated limited disease stabilization, with one patient, suffering from an hemangioendothelioma (an unusual type of lung tumor), remaining on Metastat for over three (3) years without progressive disease. The studies established a maximum tolerated dose, with phototoxicity proving to be the dose-limiting toxicity.

      On May 18, 2000, we announced positive findings from an 18-patient, National Cancer Institute sponsored Phase I dose-escalating study of Metastat, administered once daily to patients with Kaposi's sarcoma, a disfiguring and potentially deadly malignancy frequently associated with human immunodeficiency virus (HIV). In this clinical trial, Metastat demonstrated an overall tumor response rate of 44% in patients with Kaposi's sarcoma.

      In 2001, the National Cancer Institute initiated an open-label, two-dose study to establish clinical efficacy of Metastat in approximately 70 patients with HIV-related Kaposi's sarcoma. This trial closed enrollment in March 2003, and we believe data will be available for analysis in October 2003. Early reports of this open-label study suggest that certain patients obtained significant relief (both partial responses and complete responses) of their clinical symptoms during the course of the study, but we cannot be sure what the results will be until the data is analyzed.

      Preclinical and Other Research and Development Activities

      We have an active preclinical program in place to identify and characterize IMPACS that exhibit the potential for enhanced biological activities compared to Periostat and Metastat. In collaboration with the University of Rochester, we have synthesized over thirty new IMPACS.

These novel compounds underwent preliminary evaluation in a variety of in vitro and in vivo assay systems under a three-year research agreement with SUNY, which concluded in May 2001. In March 2003, we announced the issuance of the first United States patent claiming a compound that was discovered as a result of these efforts.

      We receive certain proprietary rights to inventions or discoveries that arise as a result of this research. Our current research and development objective is to develop additional products utilizing our IMPACS technology, preferably in conjunction with development partners.

      In October 2002, we announced with Discovery Laboratories, Inc. the formation of a research collaboration to evaluate the combination of Discovery's platform technologies for the development of novel respiratory disease therapeutics. We will collaborate on the preclinical evaluation of an aerosolized formulation of Discovery's humanized lung surfactants combined with our IMPACS compounds for the treatment of respiratory diseases.

      In October 2002, we also announced the execution of a license agreement with Medtronic, Inc. involving our IMPACS compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to technology relating to the use of the compounds to treat aortic aneurysms and other forms of vascular disease with medical devices.

      In February 2002 we announced that we had licensed a dermal and transdermal drug delivery technology, named Restoraderm'TM', from its inventor. Restoraderm is designed to enhance the dermal delivery of a variety of active ingredients and we intend that it will form the basis for a portfolio of topical dermatological pharmaceuticals.

      The Restoraderm technology is based on the ability of certain lipid compositions to enhance the natural skin barrier and facilitate the dermal and transdermal delivery of known active ingredients. The Restoraderm technology is currently still under development, and we anticipate that the first products to be developed using the technology will be available during 2003. In exchange for the rights to the technology, we will pay the inventor milestone fees upon the achievement of certain objectives as well as royalties on future sales of products based on the technology.

      Our research and development expenditures were approximately $4.4 million, $3.8 million and $3.1 million in 2002, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

      We depend on our license from the Research Foundation of the State of New York at Stony Brook for all of our core technology. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. Thirty-one (31) United States patents and six (6) United States patent applications held by SUNY are licensed to us under the SUNY License. Three (3) of the thirty-one (31) patents have been co-assigned to the University of Miami, Florida, and another patent has been co-assigned to Washington University. Other institutions are co-owners with SUNY as follows: one (1) patent is co-owned with the Hospital for Joint Diseases in New York City; three (3) patents are co-owned with the University of Helsinki; and one (1) patent is co-owned with the University of Rochester.

      The primary United States patent claims methods of use of conventional tetracyclines to inhibit pathologically excessive collagenolytic activity (the "Primary Patent"), while a related United States patent claims methods of use of tetracyclines which have no antibiotic activity (the "Secondary Patent"). The twenty-nine (29) other United States patents relate to chemically modified tetracyclines, or CMTs, and compositions of certain CMTs with anti-proteinase properties, including anti-gelatinase, anti-membrane-type metalloproteinase, anti-collagenase, and anti-elastase properties and methods of use of tetracyclines to reduce bone loss and skeletal muscle wasting; and methods of use of tetracyclines to enhance bone growth and promote synthesis in skeletal muscle, inhibit protein glycosylation, inhibit excess phospholipase A2 activity/production, inhibit endogenous production of nitric oxide (NO), enhance endogenous production of interleukin 10, reduce dental plaque adhesion, and inhibit or reduce pulmonary neutrophil infiltration (or accumulation). SUNY did not apply in foreign countries for patents corresponding to the Primary Patent, but has obtained patents that correspond to the Secondary Patent in Australia, Canada and certain European countries. One of the Secondary Patents has also been issued in Japan. SUNY also has obtained patents in certain European countries, Canada and Japan, and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines to reduce bone loss. Eighty-one (81) patents have been issued in foreign countries. All of SUNY's United States and foreign patents expire between 2004 and 2019. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. The failure to obtain and maintain patent protection may mean that we will face increased competition in the United States and in foreign countries. The SUNY License is terminable by SUNY on ninety (90) days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within ninety (90) days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition and results of operations.

      One of the United States patents and a corresponding Japanese patent application licensed to us under the SUNY License are owned jointly by SUNY and a Japanese company. These patent rights, which expire in 2012, cover particular CMTs (the "Jointly Owned CMTs") that were involved in research activities between SUNY and the Japanese company. The Japanese company may have exclusive rights to these Jointly Owned CMTs in Asia, Australia and New Zealand and may have a non-exclusive right to exploit these Jointly Owned CMTs in other territories. These Jointly Owned CMTs are not involved in our Periostat product but could, in the future, prove to be important for one or more of our other potential applications of its technology. If we incorporate the Jointly Owned CMTs in any future product, we may be precluded from marketing these products in Asia, Australia and New Zealand and could experience increased competition in other markets from the joint owner.

      In consideration of the license granted to us, we: (i) issued to SUNY 78,948 shares of common stock in 1992; and (ii) have agreed to pay SUNY royalties on the net sales of products employing tetracyclines, with minimum annual royalty payments of $50,000 per year. The term of the license is: (i) until the expiration of the last to expire of the licensed patents in each country; or (ii) until November 18, 2018, at which time we have a fully paid, non-exclusive license.

      In addition to the patents and patent applications licensed from SUNY which represent the core technology, we own additional technology for which applications for United States patents have been filed and have been issued. In this regard, we report the existence of an issued patent for a toothpaste/mouthwash formulation for the amelioration of dentin hypersensitivity. A second patent was issued which covers one of the novel compounds discovered by CollaGenex and its use to treat abdominal aortic aneurysm, ulceration of the cornea, periodontal disease, diabetes, diabetes mellitus, scleroderma, progeria, lung disease (such as ARDS, cystic fibrosis, emphysema or acute lung injury resulting from inhalation of toxicants), cancer, graft versus host disease, disease of depressed bone marrow function, thrombocytopenia, prosthetic joint loosening, spondyloarthropathies, osteoporosis, Paget's disease, autoimmune disease, systemic lupus erythematosus, acute or chronic inflammatory condition (such as inflammatory bowel disease, arthritis, osteoarthritis, rheumatoid arthritis, pancreatitis, nephritis, glomerulongephritis, sepsis, septic shock, lipopolysaccharide endotoxin shock, multisystem organ failure or psoriasis), renal disease (such as chronic renal failure, acute renal failure, nephritis or glomerulonephritis), connective tissue disease, and neurological or neurodegenerative condition (such as Alzheimer's disease, Guillain-Barre Syndrome, Krabbe's disease, adrenoleukodystrophy, Parkinson's disease, Huntington's disease, multiple sclerosis, amyotrophic lateral sclerosis or an encephalopathy, e.g., spongiform encephalopathy). Furthermore, we report pending applications covering other new tetracycline derivatives, and, among other things, methods of treating acne, rosacea, meibomianitis and Kaposi's sarcoma.

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

      We are currently enforcing our patent rights against a generic drug company, West-ward Pharmaceutical Corporation. A patent infringement action has been brought in the Eastern District of New York to prevent West-ward from introducing a generic version of Periostat'r'. A motion for preliminary injunction has been filed and West-ward has agreed to refrain from introducing product until the court has fully heard and decided the motion. Negotiations are also currently underway to resolve the matter without protracted litigation.

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

            o satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice; and

            o     FDA review and approval of the new drug application.

      Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, and a plan for studying the product in humans, are submitted to the FDA as part of an investigational new drug exemption, which must become effective before human clinical trials may begin. An investigational new drug exemption automatically becomes effective thirty (30) days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials outlined in the investigational new drug exemption. In that case, the investigational new drug exemption is placed on clinical hold and the sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an investigational new drug exemption does not always result in the FDA allowing clinical trials to commence.

      Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators and are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug exemption process, and must be reviewed and approved by an independent Institutional Review Board before it can begin. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, phamacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that Phase I, Phase II, or Phase III testing for our products in development will be completed successfully within any specified period of time, if at all. Many products that initially appear promising are found, after clinical evaluation, not to be safe and effective. Also, we, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a new drug application requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless compliance with cGMP is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA approved our new drug application for Periostat in 1998; we cannot be sure that any additional approvals will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. For example, before we can market Periostat for additional indications now being evaluated, we will be required to obtain an additional FDA approval.

      As a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. As part of the new drug application for Periostat, the FDA has requested a postmarket animal study related to long-term dosing and carcogenicity, which was completed in 2000.

      In some circumstances, approved drugs are provided protection from competitive versions of the approved drug for specified time periods. For example, the law provides for patent extension or market exclusivity in certain circumstances. FDA has not provided such protection to Periostat.

      Approved and cleared drugs and medical devices remain subject to comprehensive regulation by the FDA while they are being marketed. The drug and medical device regulatory schemes differ in detail, but they are essentially similar. For example, marketers of approved and cleared drugs and medical devices are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. Also, the FDA does not permit a manufacturer to market or promote an approved or cleared drug product or medical device for an unapproved or uncleared use. Also, quality control and manufacturing procedures must continue to conform to the FDA's requirements for current Good Manufacturing Practices (for drugs) or Quality Systems Regulation (for medical devices) after approval. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with these and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with manufacturing and other requirements. We buy bulk active ingredient for Periostat and our products in development from third party suppliers and finish the products in third party manufacturing facilities. The other products we market, Vioxx, Atridox, Atrisorb FreeFlow, Atrisorb-D, Denavir and Pandel are provided by suppliers. Our failure, or the failure of our suppliers, to comply with FDA requirements could disrupt production and subject us to administrative or judicial sanctions.

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

Competition

      The pharmaceutical industry is subject to intense competition as well as rapid and significant technological change. We expect that competition in the periodontal area will be based on a variety of factors, including product efficacy, safety, cost-effectiveness, ease of use, patient discomfort, availability, price, patent position and effective product promotion.

      We believe that Periostat is distinguished from other existing and known periodontitis treatments in that it is the only treatment that is directed to suppression of the enzymes that degrade periodontal support tissues. We believe that all other therapies of which we are aware focus on temporarily removing the bacteria associated with periodontitis. Periostat is a prescription pharmaceutical tablet indicated as an adjunct to scaling and root planing to promote attachment level gain and to reduce pocket depth in patients with adult periodontitis that is taken by the patient between dental visits. We believe that the following chart summarizes the pharmacotherapies available in the United States and indicated for the treatment of adult periodontitis:

                 Product Manufacturer/  Dental        Delivery     Patient        Treatment
Product Name     Marketer               Procedure     Route        Administered   Focus          Indication
------------     ---------------------  ---------     --------     -------------  -----------    ---------------------
Periostat        CollaGenex                  No        Systemic         Yes       Tissue         As an adjunct to
                 Pharmaceuticals,                                                 degradation    scaling and root
                 Inc.                                                                            planing to promote
                                                                                                 attachment level gain
                                                                                                 and to reduce pocket
                                                                                                 depth in patients
                                                                                                 with adult
                                                                                                 periodontitis

*Atridox         Atrix Laboratories/        Yes          Local          No        Bacteria       For treatment of
                 CollaGenex                                                                      chronic adult
                 Pharmaceuticals, Inc.                                                           periodontitis for a
                                                                                                 gain in clinical
                                                                                                 attachment, reduction
                                                                                                 in probing depth and
                                                                                                 reduction in bleeding
                                                                                                 on probing

Periochip        Vendent on behalf of       Yes          Local          No        Bacteria       As an adjunct to
                 Dexcel                                                                          scaling and root
                                                                                                 planing procedures
                                                                                                 for reduction of
                                                                                                 pocket depth in
                                                                                                 patients with adult
                                                                                                 periodontitis

Arestin          Orapharma, a               Yes          Local          No        Bacteria       As an adjunct to
                 Division of Johnson                                                             scaling and root
                 & Johnson, Inc.                                                                 planing procedures
                                                                                                 for reduction of
                                                                                                 pocket depth in
                                                                                                 patients with adult
                                                                                                 periodontitis

      * In August 2001, we entered into a License and Marketing Agreement with Atrix Laboratories, Inc. pursuant to which we market Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community. See - "Item 1. Business"

      Many of the companies participating in the periodontal area have substantially greater financial, technical and human resources than we do, and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours.

Employees

      We have historically outsourced our manufacturing, clinical trials, new drug application preparation, warehousing, distribution and other activities. We intend to continue to outsource many of the activities which we have historically outsourced. As of December 31, 2002, we employed 148 persons. Each of our management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. We cannot be certain that we will be able to recruit and retain qualified inside sales and marketing personnel, additional foreign sub-licensees or distributors or marketing partners or that our marketing and sales efforts will be successful. Currently, none of our employees are covered by collective bargaining agreements. In general, our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent.

Additional Factors That May Affect Future Results

      We Rely on Periostat for Most of Our Revenue.

      During 2002, 2001 and 2000, Periostat accounted for approximately 82%, 87% and 84% of our total net revenues, respectively. Although we currently derive additional revenue from marketing and/or selling other products (Vioxx, Atridox, Atrisorb FreeFlow, Atrisorb-D, Pandel and Denavir) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat.

      West-ward Pharmaceutical Corporation has submitted an application to FDA for approval of a generic version of Periostat. We have filed suit to enforce our patent rights and are also attempting to persuade FDA to award the patent and exclusivity protections available to non-antibiotic drugs. If the West-ward or any other generic version of Periostat is approved and marketed, our revenues from Periostat would be materially affected.

      We May Not Be Able to Maintain Profitability.

      From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. During the year ended December 31, 2000, we experienced a net loss of approximately $8.8 million. During the year ended December 31, 2001, we experienced a net loss of approximately $8.1 million. During the year ended December 31, 2002, we earned net income of approximately $900,000. From inception through December 31, 2002, we have experienced an aggregate net loss of $68.6 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. Although we achieved net income of $756,000 for the three months ended September 30, 2002 and net income of $1.1 million for the three months ended December 31, 2002, we expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat, new products and continuing clinical and manufacturing development for other indications and formulations of Periostat, we cannot be certain that we will be profitable in the future, if at all.

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

      SUNY owns thirty-one (31) United States patents and six (6) United States patent applications that are licensed to us. The patents licensed from SUNY expire between 2004 and 2019. Two of the patents are related to Periostat and expire in 2004 and 2007. Technology covered by these patents becomes available to competitors as the patents expire.

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

      We are currently enforcing our patent rights against a generic drug company, West-ward Pharmaceutical Corporation. A patent infringement action has been brought in the Eastern District of New York to prevent West-ward from introducing a generic version of Periostat'r'. A motion for preliminary injunction has been filed and West-ward has agreed to refrain from introducing product until the court has fully heard and decided the motion. Negotiations are also currently underway to resolve the matter without protracted litigation.

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

      If We Lose Our Sole Supplier of Doxycycline Hyclate or Our Current Manufacturer of Periostat, Our Commercialization of Periostat Will be Interrupted, Halted or Less Profitable.

      We rely on a single supplier, Hovione International Limited ("Hovione"), for doxycycline, the active ingredient in Periostat. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. If we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Periostat.

      We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc. ("PMRS"), for our tablet formulation for Periostat. Our current arrangement with PMRS has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat. We also intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one year to successfully transition from PMRS to a new manufacturer.

      Our Products are Subject to Extensive Regulation by the FDA.

      Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat, Vioxx, and Atridox have been approved by the FDA as drugs. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications until FDA approves the product for that indication. If the FDA does not approve our products under development or additional indications for marketed products in a timely fashion, or does not approve them at all, our financial condition may be adversely affected.

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

      We are, and will increasingly be, subject to a variety of foreign regulatory regimes governing clinical trials and sales of our products. Other than Periostat, which has been approved by the Medicines Control Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland, Ireland, Israel, Italy, Canada, Switzerland, the Netherlands and Portugal, our products in development have not been approved in any foreign country. Whether or not FDA approval has been obtained, approval of drug products by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of those products in those countries. The approval process varies from country to country and other countries may also impose post-approval requirements.

A Small Number of Wholesale Customers and Large Retail Chains Account for the Majority of Our Sales and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

We sell most of our products to a small number of wholesale drug distributors. For the year ended December 31, 2002, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 32%, 24%, and 19%, respectively, of our aggregate net product sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products. In addition, wholesalers may increase purchase levels in anticipation of future price increases or may capitalize on volume discounts to acquire inventory. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers. Although we have developed a plan to manage Periostat trade inventory levels, this plan may not be effective. If Periostat trade inventory levels become too high, or if perscription growth of Periostat is lower than expected by the trade, wholesalers and large retail chains could reduce their orders for Periostat, which could result in reduced sales of Periostat and adversely affect our operating results.

We Cannot Assure You that Our Pursuit of Business in the Dermatology Market will be Successful.

      In January 2002, we announced our plans to expand into the dermatology market. During 2002, we initiated a 150-patient Phase III clinical trial to evaluate the use of Periostat to treat rosacea, we announced that we had licensed a new dermal and transdermal drug delivery technology called Restoraderm, we executed a sublicense Agreement with Altana Inc. with respect to the marketing and distribution of Pandel, and in March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR product line. In addition, we continue to actively seek product licensing opportunities to enhance our near-term offerings to the dermatology market. We cannot assure you that we will be able to (i) achieve market acceptance for any of these or future dermatological offerings, (ii) hire and retain personnel with experience in the dermatology market, (iii) execute our business plan with respect to this market segment, or (iv) adapt to technical or regulatory changes once operational. Furthermore, while we have experience in the sales and marketing of dental products, we have virtually no experience in dermatology. This market is very competitive and some of our competitors have substantially greater resources than we have. New product development is a lengthy, complex and uncertain process that will require significant attention and resources from management. A product candidate can fail at any stage of the development process due to, among other things, efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels. We therefore cannot assure you that we will be successful in our pursuit of business in the dermatology market, or that we can sustain any business in which we achieve initial success.

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

      Because Our Executive Officers, Directors and Affiliated Entities Own Approximately 32.6% of Our Capital Stock, They Could Control Our Actions in a Manner That Conflicts With Our Interests and the Interests of Our Other Stockholders.

      Currently, our executive officers, directors and affiliated entities together beneficially own approximately 32.6% of the outstanding shares of our common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to exercise control over corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

      Our Stock Price is Highly Volatile and, Therefore, the Value of Your Investment May Fluctuate Significantly.

      The market price of our common stock has fluctuated and may continue to fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the stock market in general has experienced dramatic price and volume fluctuations from time to time. These fluctuations may or may not be based upon any business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations that may continue indefinitely.

      The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning January 1, 2000 through December 31, 2002 as reported on the Nasdaq National
Market:

                          Quarter Ended                        High                    Low
              -----------------------------------     ----------------------    ------------------
              March 31, 2000.....................             $27.13                  $12.63
              June 30, 2000......................             $15.50                   $8.25
              September 30, 2000.................              $9.88                   $8.06
              December 31, 2000..................              $7.88                   $3.13
              March 31, 2001.....................              $6.00                   $4.47
              June 30, 2001......................              $8.80                   $5.06
              September 30, 2001.................             $10.00                   $7.25
              December 31, 2001..................              $9.50                   $7.50
              March 31, 2002.....................             $12.00                   $7.72
              June 30, 2002......................             $11.65                   $5.75
              September 30, 2002.................              $7.34                   $4.70
              December 31, 2002..................              $9.93                   $4.05

Recent Developments

      On March 19, 2003, we announced that Brian M. Gallagher, PhD, our chairman, chief executive officer and president, will be leaving the Company to pursue other interests. Dr. Gallagher has agreed to remain in his current position until a successor is appointed, and he will work closely with us as a consultant for a period of time thereafter to ensure a smooth transition. We have established a search committee of our board of directors and have engaged an executive recruiting firm to help identify a successor to Dr. Gallagher.

      We have executed an agreement with Dr. Gallagher, pursuant to which we will compensate Dr. Gallagher for, among other things, his services during the transition period and to recognize his historical contributions to CollaGenex. As a result of this agreement, the Company will recognize a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $250,000 in the first quarter of 2003. We have also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to CollaGenex for a period of 24 months following the employment of a new chief executive officer.

Item 2. Properties.

      We own no real property. Our principal executive offices, located at 41 University Drive, Suite 200, Newtown, Pennsylvania, consist of approximately 14,204 square feet. Our lease for such premises continues through April 2009.

Item 3. Legal Proceedings.

      On February 14, 2003, we announced that we had served a complaint on West-ward Pharmaceutical Corporation, thereby completing initiation of Federal Civil Action to enforce our patents.

      The complaint was previously filed on November 18, 2002 in the District Court for the Eastern District of New York. Concurrent with the service of the complaint, we filed and served a motion for preliminary injunction in the same court seeking to prevent West-ward from introducing a 20 mg capsule of doxycycline hyclate into the market in the United States. The court has conducted a conference with the parties during which West-ward has agreed to refrain from introducing a generic form of Periostat'r' to the marketplace. At the court's request, the parties are undergoing settlement discussions. West-ward's agreement remains in effect until the court has an opportunity to fully hear and decide the motion for preliminary injunction.

      We are the exclusive licensee of patents, assigned to the Research Foundation of State University of New York, that cover, among other things, the use of doxycycline to treat adult periodontitis. Under our agreement with the Research Foundation, legal fees incurred to defend these patents may be offset against royalties due to the Foundation.

      We market a proprietary tablet dosage form of doxycycline hyclate for the treatment of adult periodontitis under the registered trademark Periostat'r'.

      We alleged that West-ward has infringed our Periostat patents under the Hatch-Waxman Act by filing an Abbreviated New Drug Application ("ANDA") for a capsule formulation of Periostat. Our suit specifically alleges that West-ward infringes and intends to continue to infringe two patents to which we are the exclusive licensee: U.S. Patent No. 4,666,897 and Re-Issue Patent RE 34,656.

      Furthermore, we have sought a declaratory judgment from the court to prohibit West-ward from infringing acts, such as manufacturing and sales of the capsule formulation of doxycycline hyclate 20 mg, should the FDA approve West-ward's ANDA. The remedies that we are seeking include an award of treble damages, costs and reasonable attorneys' fees.

      To date, West-ward has not received FDA approval to market its 20 mg doxycycline hyclate capsules.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      Prior to June 1996, there was no established market for our common stock. Since June 20, 1996, our common stock has traded on the Nasdaq National Market under the symbol "CGPI."

      The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2001 through December 31, 2002 as reported on the Nasdaq National Market.

                          Quarter Ended                        High                    Low
              -----------------------------------     ----------------------    ------------------
              March 31, 2001.....................              $6.00                   $4.47
              June 30, 2001......................              $8.80                   $5.06
              September 30, 2001.................             $10.00                   $7.25
              December 31, 2001..................              $9.50                   $7.50
              March 31, 2002.....................             $12.00                   $7.72
              June 30, 2002......................             $11.65                   $5.75
              September 30, 2002.................              $7.34                   $4.70
              December 31, 2002..................              $9.93                   $4.05

      As of March 10, 2003, the approximate number of holders of record of our common stock was 121 and the approximate number of beneficial holders of our common stock was 3,023.

We have never declared or paid any cash dividends on our common stock. Except as set forth below, we intend to retain earnings, if any, to fund future growth and the operation of our business. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D cumulative convertible preferred stock. As a result of such financing, we had certain common stock dividend obligations and continue to have certain cumulative cash dividend obligations to the holders of the Series D preferred stock. Such financing arrangement also limits our ability to generally declare dividends to our common stockholders. In addition, our ability to generally declare dividends to our common stockholders is further limited by the terms of our credit facility with Silicon Valley Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      The following information relates to all securities of the Company sold by us during the year ended December 31, 2002 which were not registered under the securities laws at the time of sale and/or issuance:

      On August 12, 2002, we issued 87,636 shares of our common stock to holders of our Series D preferred stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to our contractual obligations to the holders of our Series D preferred stock, we paid dividends in common stock at a rate of 8.4% per annum from the date of issuance of such Series D preferred stock through May 11, 2002. After May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our common stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

      We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering. All recipients had adequate access to information about us.

      On January 28, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the foregoing securities.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below with respect to our consolidated statement of operations data for each of the years in the three-year period ended December 31, 2002, and with respect to the consolidated balance sheet data at December 31, 2002 and 2001 are derived from and are qualified by reference to our audited consolidated financial statements and the related notes thereto found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" herein. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and with respect to the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                               Years Ended December 31,
                                             ------------------------------------------------------------
                                               2002         2001         2000         1999         1998
                                             --------     --------     --------     --------     --------
                                                        (In thousands except for per share data)
                                             ------------------------------------------------------------
Consolidated Statement of Operations
   Data:

Revenues:
   Net product sales .....................   $ 42,111     $ 31,358     $ 20,501     $ 15,211     $  3,053
   Contract revenues .....................      2,332        3,386        3,240          770            8
   License revenues ......................        176          488          530          100          400
                                             --------     --------     --------     --------     --------
Total revenues ...........................     44,619       35,232       24,271       16,081        3,461
Operating expenses:
   Cost of product sales .................      6,713        5,825        4,070        3,139          745
   Research and development ..............      4,394        3,764        3,128        5,005        4,670
   Selling, general and administrative ...     32,699       34,010       25,746       23,180       10,600
                                             --------     --------     --------     --------     --------
       Operating income (loss) ...........        813       (8,367)      (8,673)     (15,243)     (12,554)
Interest income ..........................         77          232          613          851          988
Interest expense .........................         (5)         (17)         (15)        (197)          --
Other income (expense) ...................         17            8            9           (2)          --
                                             --------     --------     --------     --------     --------
Income (loss) before cumulative
   effect of change in accounting
   principle .............................        902       (8,144)      (8,066)     (14,591)     (11,566)
Cumulative effect of change in
   accounting principle(1) ...............         --           --         (764)          --           --
                                             --------     --------     --------     --------     --------
Net income (loss) ........................   $    902     $ (8,144)    $ (8,830)    $(14,591)    $(11,566)
                                             ========     ========     ========     ========     ========
Net loss allocable to common
   stockholders ..........................   $   (727)    $ (9,824)    $(10,519)    $(15,683)    $(11,566)
                                             ========     ========     ========     ========     ========
Basic and diluted net loss per share
   allocable to common stockholders
   before cumulative effect of change
   in accounting principle ...............   $  (0.06)    $  (0.94)    $  (1.12)    $  (1.82)    $  (1.35)
                                             ========     ========     ========     ========     ========
Basic and diluted net loss per share
   allocable to common stockholders(2) ...   $  (0.06)    $  (0.94)    $  (1.21)    $  (1.82)    $  (1.35)
                                             ========     ========     ========     ========     ========
Shares used in computing basic and
   diluted per share amounts(2) ..........     11,235       10,414        8,712        8,598        8,579

                                                                   As of December 31,
                                            ------------------------------------------------------------
                                              2002         2001         2000         1999         1998
                                            --------     --------     --------     --------     --------
                                                                   (in thousands)
                                            ------------------------------------------------------------
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term
   investments ...........................  $ 10,112     $  6,171     $  5,448     $ 14,367     $ 10,250
Working capital ..........................     6,578        6,294        5,308       12,987        9,001
Total assets .............................    17,634       14,698       10,431       18,563       14,740
Note payable, less current portion .......        --           --           47          116           --
Accumulated deficit ......................   (74,681)     (73,954)     (64,130)     (53,611)     (37,928)
Total stockholders' equity ...............     8,352        7,127        5,264       13,607        9,281

(1) See Note 9 of Notes to Consolidated Financial Statements for information concerning the cumulative effect of change in accounting principle.

(2) See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat'r', is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues.

      We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own professional pharmaceutical sales force of approximately 115 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox'r' and Atrisorb FreeFlow'r', and, in February 2002, Atrisorb-D'r', to the United States dental market. In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel'r', a mid-potency topical corticosteroid product developed by Altana Inc. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR'TM' product line and Pandel to dermatologists in the United States. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix dental products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico. Our sales force also co-promotes Vioxx'r', a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, effective October 1, 2002, Denavir'r', a topically applied prescription medication for the treatment of recurrent cold sores in adults, for Novartis Consumer Health, Inc.

      With the exception of the year ended December 31, 2002, during which year we achieved net income of approximately $900,000, we have incurred losses each year since inception and have an accumulated deficit of $74.7 million at December 31, 2002.

      This Annual Report on Form 10-K and the documents incorporated herein contain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be forward-looking statements. For example, the words "may," "will," "continue," "believes," "expects," "anticipates," "intends," "estimates," "should" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause CollaGenex's results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled "Additional Factors That May Affect Future Results" included in Item 1 of this Annual Report. In particular, CollaGenex's business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of CollaGenex's sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, including risks relating to the outcome and consequences of our patent litigation against West-ward Pharmaceutical Corporation, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. CollaGenex's success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. There can be no assurance that CollaGenex's product candidates (other than the FDA's approval of Periostat for marketing in the United States, the United Kingdom Medicines Control Agency's approval of Periostat for marketing in the United Kingdom and Periostat's marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Vioxx, Denavir, Pandel, Atridox, Atrisorb-FreeFlow, Atrisorb-D and the AVAR product line. As a result of such risks and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, CollaGenex's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

      We recognize product sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business. Our contract revenues are fee-based arrangements where revenue is earned as prescriptions are written. Accordingly, since we never take title to the product being promoted, no significant obligations exist beyond the point that revenue is recognized.

      Since our inception, a portion of our revenue has been generated from license and distribution agreements for our products. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. Any amounts deferred are amortized to revenue over the expected performance period of each underlying agreement. The expected performance period is based on management's best estimate and is subject to change based on current market conditions. Deferred revenue represents the portion of up front license payments received that has not been earned. Milestone revenue from licensing arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research, development or regulatory process.

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

      During the year ended December 31, 2000, we achieved net product sales of $20.5 million, contract revenues of $3.2 million and license and milestone fees of $530,000 from various foreign distribution and marketing agreements for Periostat. Included in this $530,000 was $397,000 in license revenues that were deferred upon the implementation of Staff Accounting Bulletin SAB 101 ("SAB 101"), effective January 1, 2000; these amounts were previously recognized as license revenues in prior years under the historical revenue recognition policy prior to the adoption of SAB 101.

      During the year ended December 31, 2001, we achieved net product sales of $31.4 million from the sale of Periostat, Atridox and Atrisorb FreeFlow. In addition, during the year ended December 31, 2001, we generated $3.4 million in contract revenues and $488,000 in licensing revenue, which included $60,000 in license fees that were deferred in accordance with SAB 101.

      During the year ended December 31, 2002, we achieved net product sales of $42.1 million from the sale of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel. In addition, during the year ended December 31, 2002, we generated $2.3 million in contract revenues and $176,000 in licensing revenue, which included $59,000 in license fees that were deferred in accordance with SAB 101.

Years Ended December 31, 2002 and December 31, 2001

Revenues

--------------------------------------------------------------------------------------
Revenues
(dollars in thousands)            2002               Change               2001
--------------------------------------------------------------------------------------
Net Product Sales              $   42,111             34.3%            $  31,358
--------------------------------------------------------------------------------------
Contract Revenues                   2,332            (31.1)                3,386
--------------------------------------------------------------------------------------
License Revenues                      176            (63.9)                  488
--------------------------------------------------------------------------------------
Total                          $   44,619             26.6%            $  35,232
--------------------------------------------------------------------------------------

      Total revenues during the year ended December 31, 2002 were $44.6 million, representing a 26.6% increase over total revenues of $35.2 million during the year ended December 31, 2001. Such 2002 revenues included approximately $42.1 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel (since July 1, 2002), $2.3 million in contract revenues, which were derived from our co-promotion of Vioxx and Pandel (prior to June 30, 2002) and Denavir (effective October 1, 2002), and $176,000 in deferred foreign license and milestone revenues for Periostat. Net product sales increased $10.8 million, or 34.3%, during the year ended December 31, 2002 to $42.1 million compared to $31.4 million during the year ended December 31, 2001, mainly due to increased volume of prescriptions and price increases relating to Periostat, the addition of the Atrix dental products, which we began marketing in October 2001, and Pandel, which we began selling on July 1, 2002.

      Contract revenues for the year ended December 31, 2002 declined 31.1% to $2.3 million from $3.4 million during the year ended December 31, 2001 as a result of the termination in April 2001 of our prior agreement with Novartis to co-promote Denavir and a decline in contract revenues from Merck relating to our co-promotion of Vioxx. Contract revenues for the year ended December 31, 2001 included $297,000 in co-promotion revenues for Denavir. Contract revenues for the year ended December 31, 2002 included $100,000 in co-promotion revenues for Denavir, pursuant to our Product Detailing agreement with Novartis executed in October 2002. We are compensated at a higher rate for sales growth versus the previous years sales of Vioxx. In 2001, a significant portion of our Vioxx-related compensation was attributed to sales growth. Vioxx sales, however, were lower in 2002 compared to 2001, and therefore we were paid at lower rates, resulting in a decline in contract revenues.

      License revenues for the year ended December 31, 2002 declined 63.9% to $176,000 from $488,000 for the year ended December 31, 2001. In accordance with SAB 101, which we adopted in 2000, $59,000 and $60,000 in licensing revenues, respectively, for the years ended December 31, 2002 and 2001 was attributable to our recognition of up-front license fees received for various agreements that were deferred in accordance with SAB 101 and is being recognized as income over the expected performance period of these agreements. We also recorded milestone revenues from our foreign licensing partners of $70,000 and $425,000 during the years ended December 31, 2002 and 2001, respectively, related to obtaining regulatory approval in certain countries.

Cost of Product Sales

-----------------------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)                      2002             Change               2001
-----------------------------------------------------------------------------------------------
Cost of Product Sales                   $    6,713            15.2%           $   5,825
-----------------------------------------------------------------------------------------------
Percent of Net Product Sales                 15.9%                                18.6%
-----------------------------------------------------------------------------------------------

      Cost of product sales includes product packaging, third-party royalties, obsolete inventory provisions, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

      Cost of product sales were $6.7 million, or 15.9% of net product sales during the year ended December 31, 2002, compared to $5.8 million, or 18.6% of net product sales during the year ended December 31, 2001. Cost of product sales increased in absolute dollars but decreased as a percentage of net product sales during 2002 compared to 2001, primarily due to manufacturing cost savings for Periostat tablets, which we launched in July 2001, compared to Periostat capsules and product price increases. Cost of product sales in 2001 also included a $602,000 provision for obsolete inventory; there was no such provision in 2002. This decrease in percent of Periostat net product sales in 2002 was slightly offset by a higher percent of product sales for the Atrix products and Pandel, launched in November 2001 and July 2002, respectively, which have lower margins than Periostat.

Research and Development

-----------------------------------------------------------------------------------------------
Research and Development
(dollars in thousands)                      2002             Change               2001
-----------------------------------------------------------------------------------------------
Research and Development                $    4,394            16.7%           $   3,764
-----------------------------------------------------------------------------------------------
Percentage of Total Revenue                   9.8%                                10.7%
-----------------------------------------------------------------------------------------------

      Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing, regulatory compliance and internal payroll and related costs.

      Research and development expenses increased $630,000, or 16.7% to $4.4 million during the year ended December 31, 2002 from $3.8 million during the year ended December 31, 2001.

      Development projects conducted during the year ended December 31, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $1.3 million and $349,000, respectively. Future development of the once-a-day technology is contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If successful, additional expenses could be as much as $4.7 million through 2006.

      Clinical projects totaling $1.1 million were conducted during the year ended December 31, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomianitis, clinical development work relating to Periostat in dermatological indications, limited clinical testing of Restoraderm formulations and initiation of a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the development of Periostat for any indication. Additionally, during 2002 we granted $253,000 for research to various academic institutions for conducting research related to our core technology.

      Other research and development expenses incurred during the year ended December 31, 2002 included $247,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $373,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the year ended December 31, 2002 were $480,000. Additionally, during such period we incurred $266,000 in consulting, travel and other office expenses.

      Research and development expenses incurred in 2001 included $210,000 in research grants to various academic institutions for conducting research related to our core technology and $765,000 in contracted clinical and development expenses related to a completed safety and pharmacokinetic study for Metastat and other IMPACs compounds that we are currently developing. During 2001, our three-year evaluation testing agreement for such compounds with SUNY expired and was not renewed. The amount paid to SUNY in 2001 under this agreement was $168,000. The total cumulative costs incurred through 2001 under this agreement were approximately $1.4 million.

      Development projects contracted in 2001 included an initial feasibility study and formulation development work for a once-a-day formulation of Periostat, which totaled $455,000 in 2001.

      Clinical projects conducted during 2001 included the completion of several Phase 3b studies for Periostat in various dental indications and the initiation of clinical trials for Periostat in dermatological indications. Clinical project costs incurred in 2001 were $230,000.

      Other expenses incurred in 2001 included $400,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $535,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States related to obtaining FDA approval for Periostat tablets. During 2001 we incurred $535,000 in direct salaries and other personnel and $164,000 in noncash compensation expense relating to the extension of the exercisability of certain stock options for one of our ex-board members. Additionally, we incurred $110,000 in ongoing manufacturing support relating to our existing products and $194,000 in travel and other office expenses.

Selling, General and Administrative

-----------------------------------------------------------------------------------------------
Selling, General and Administrative              2002             Change             2001
(dollars in thousands)
-----------------------------------------------------------------------------------------------
Selling, General and Administrative          $  32,699            (3.9%)         $    34,010
-----------------------------------------------------------------------------------------------
Percentage of Total Revenues                     73.3%                                 96.5%
-----------------------------------------------------------------------------------------------

      Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

      Selling, general and administrative expenses decreased 3.9% to $32.7 million during the year ended December 31, 2002 from $34.0 million during the year ended December 31, 2001. The decrease of $1.3 million in selling, general and administrative expenses, or 3.9%, from the year ended December 31, 2001 to the year ended December 31, 2002, was the result of spending $3.8 million less on our DTC campaign in 2002 compared to 2001. This was partially offset by incremental promotional expenses for the newly licensed Atrix dental products, other direct professional Periostat promotion expenses and the launch and promotional expenses for Pandel, effective July 1, 2002.

      Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2002 included $15.7 million in direct selling and sales training expenses, $11.3 million in marketing expenses (including Periostat DTC advertising and promotion expenditures for Periostat, the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $5.7 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the year ended December 31, 2001 included $13.9 million in direct selling and training expenses, $14.9 million in marketing expenses (including Periostat DTC advertising expenditures, launch expenses for the Atrix products and Dentaplex and co-promotion expenses related to Vioxx) and $5.2 million in general and administrative expenses.

Other Income/Expense

-----------------------------------------------------------------------------------------------
Other Income / Expense                          2002             Change              2001
-----------------------------------------------------------------------------------------------
Interest Income                              $  77,000           (66.8%)         $   232,000
-----------------------------------------------------------------------------------------------
Interest Expense                             $   5,000           (70.6%)         $    17,000
-----------------------------------------------------------------------------------------------
Other Income                                 $  17,000          (112.5%)         $     8,000
-----------------------------------------------------------------------------------------------

      Interest income decreased to $77,000 for the year ended December 31, 2002 compared to $232,000 for the year ended December 31, 2001. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 was $5,000, compared to $17,000 for the year ended December 31, 2001 due to lower average principle amounts outstanding on our notes payable. Other income for the year ended December 31, 2002 was $17,000 compared to $8,000 for the year ended December 31, 2001. These amounts represent foreign currency transaction gains and vary based on transaction volume.

Preferred Stock Dividend

      Preferred stock dividends were $1.6 million for the year ended December 31, 2002 and $1.7 million for the year ended December 31, 2001. Such preferred stock dividends, paid in shares of our common stock through May 11, 2002, and thereafter in cash, were the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible preferred stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our common stock, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum. Cash dividends incurred for the period May 12, 2002 to December 31, 2002 were approximately $1.0 million.

      Years Ended December 31, 2001 and December 31, 2000

Revenues

-----------------------------------------------------------------------------------
Revenues
(dollars in thousands)               2001            Change            2000
-----------------------------------------------------------------------------------
Net Product Sales                $   31,358           53.0%        $   20,501
-----------------------------------------------------------------------------------
Contract Revenues                     3,386            4.5              3,240
-----------------------------------------------------------------------------------
License Revenues                        488           (7.9)               530
-----------------------------------------------------------------------------------
Total                            $   35,232           45.2%        $   24,271
-----------------------------------------------------------------------------------

      Revenues in 2001 included $31.3 million in net sales of Periostat, Atridox and Atrisorb FreeFlow, $3.4 million in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, and $488,000 in foreign license and milestone revenues for Periostat. Net product sales increased $10.9 million, or 53.0%, in 2001 mainly as a result of the DTC advertising campaign for Periostat that we launched in the United States in January 2001. Revenues from Denavir accounted for approximately $297,000 of 2001 contract revenues. Novartis, which acquired Denavir from SmithKline Beecham Consumer Healthcare in early 2001, terminated our Co-Promotion Agreement with respect to Denavir effective April 13, 2001.

      Revenues in 2000 included $20.5 million in net product sales, $3.2 million in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, and $530,000 in foreign license and milestone revenues for Periostat. Revenues from Denavir accounted for approximately $700,000 of such contract revenues. There were no sales of Atridox or Atrisorb FreeFlow in 2000.

      In accordance with SAB 101, which we adopted in 2000, $60,000 of our 2001 licensing revenues of $488,000 were attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred upon the adoption of SAB 101 and are being recognized as revenue over the expected performance period of these agreements. License revenues in 2001 also included $425,000 in milestone fees associated with obtaining regulatory approval in certain countries. Our 2000 licensing revenues of $530,000 included

$410,000 of up-front license fees received for various agreements which are being recognized as revenue over the expected performance period of these agreements in accordance with SAB 101. We also recorded another $120,000 in milestone fees associated with obtaining regulatory approval in certain countries.

Cost of Product Sales

------------------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)                    2001            Change             2000
------------------------------------------------------------------------------------------
Cost of Product Sales                 $    5,825          43.1%          $   4,070
------------------------------------------------------------------------------------------
Percent of Net Product Sales               18.6%                             19.9%
------------------------------------------------------------------------------------------

      Cost of product sales includes product packaging, third-party royalties, obsolete inventory provisions, amortization of new product licensing fees, and the costs associated with the manufacturing, storage and stability Periostat of our products and the Atrix products (effective October 2001).

      Cost of product sales were $5.8 million, or 18.6% of net product sales in 2001, compared to $4.1 million, or 19.9% of net product sales in 2000. Cost of product sales increased in absolute dollars but decreased as a percentage of net product sales in 2001 compared to 2000, primarily due to the manufacturing cost savings for Periostat tablets, which we launched in July 2001. For Periostat, cost of product sales as a percent of sales, declined to 16.1% in 2001 from 19.9% in 2000. The cost of product sales for Atridox and Atrisorb FreeFlow were 38.0% for the two months of sales recorded during 2001. In 2001, we also recorded a provision for obsolete inventory of $602,000; there was no such provision in 2000.

Research and Development

------------------------------------------------------------------------------------------
Research and Development
(dollars in thousands)                    2001           Change              2000
------------------------------------------------------------------------------------------
Research and Development              $    3,764          20.3%          $   3,128
------------------------------------------------------------------------------------------
Percentage of Total Revenue                10.7%                             12.9%
------------------------------------------------------------------------------------------

      Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing, regulatory compliance costs, and internal payroll and related costs.

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

Selling, General and Administrative

---------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative                       2001                 Change                  2000
(dollars in thousands)                                    ----                 ------                  ----
---------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative                   $     34,010               32.1%            $      25,746
---------------------------------------------------------------------------------------------------------------------
Percentage of Total Revenue                                  96.5%                                       106.1%
---------------------------------------------------------------------------------------------------------------------

      Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

      Selling, general and administrative expenses increased to $34.0 million in 2001 from $25.7 million in 2000. Significant components of selling, general and administrative expenses incurred in 2001 included $13.9 million in direct selling and sales training expenses, $14.9 million in marketing expenses (including Periostat DTC advertising expenditures, Atridox and Atrisorb FreeFlow launch expenditures and co-promotion expenses relating to Vioxx) and $5.2 million in general and administrative expenses, which include business development, finance and corporate activities. The increase in selling, general and administrative expenses during 2001 was mainly due to the launch of our DTC advertising campaign for Periostat; during 2001 we incurred $6.8 million on DTC advertising compared to $1.2 million in 2000. Additionally, direct selling expenses increased $1.3 million as a result of salary increases and higher incentive compensation and sales training costs for our sales force. Corporate administration expenses also increased $1.4 million during 2001, as we began to develop our dermatological business, and our corporate and financial infrastructure both domestically and abroad.

      During 2000, we incurred $12.9 million in direct selling and sales training expenses, $9.0 million in marketing expenses for Periostat and Vioxx, and $3.8 million in general and administrative expenses.

Other Income/Expense

---------------------------------------------------------------------------------------------------------------------
                                                     2001                   Change                   2000
Other Income / Expense                               ----                   ------                   ----
---------------------------------------------------------------------------------------------------------------------
Interest Income                                $       232,000              (62.2%)          $        613,000
---------------------------------------------------------------------------------------------------------------------
Interest Expense                               $        17,000               13.3%           $         15,000
---------------------------------------------------------------------------------------------------------------------
Other Income                                   $         8,000             (11.1%)           $          9,000
---------------------------------------------------------------------------------------------------------------------

      Interest income decreased to $232,000 for the year ended December 31, 2001 compared to $613,000 for the year ended December 31, 2000. This decrease was due to lower average balances in cash and short-term investments and lower investment yields during the year December 31, 2001. Interest expense for the year ended December 31, 2001 was $17,000, compared to $15,000 for the year ended December 31, 2000. Other income for the year ended December 31, 2002 was $8,000 compared to $9,000 for the year ended December 31, 2001. These amounts represent foreign currency transaction gains and vary based on transaction volume.

Change in Accounting Principle

      We recognized a $764,000 charge during the year ended December 31, 2000 from the cumulative effect of a change in accounting principle, effective as of January 1, 2000, upon the adoption of SAB 101. This change in accounting principle primarily reflected the deferral of up-front licensing revenues recognized in prior years. Under SAB 101, up-front licensing fees must be recognized over the expected performance period of the relevant agreements. Accordingly, at December 31, 2000, we had recorded approximately $739,000 in deferred revenue which will be recognized over the expected performance period of each respective agreement. During 2001, we recognized $60,000 in revenue that was deferred upon the adoption of SAB 101, and accordingly, at December 31, 2001 had approximately $677,000 in deferred revenue which is recognized over the expected performance period of each respective agreement.

Preferred Stock Dividend

      Preferred stock dividends were $1.7 million during each of the years ended December 31, 2001 and December 31, 2000. Such preferred stock dividends, paid in shares of our common stock, were the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. Beginning in mid-2002, as more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible preferred stock, we began paying such dividends in cash, at a rate equal to 8% per annum.

Liquidity and Capital Resources

      Since our origin in January 1992, we have financed our operations through private placements of our preferred and common stock, an initial public offering of 2,000,000 shares of common stock, which generated net proceeds to us of approximately $18.0 million after underwriting fees and related expenses, and a subsequent public offering of 1,000,000 shares of common stock, which generated net proceeds to us of approximately $11.6 million after underwriting fees and related expenses. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D preferred stock, which generated net proceeds to us of $18.5 million. The issuance of the Series D preferred stock was approved by a majority of our stockholders at our Annual Meeting of Stockholders on May 11, 1999. A portion of the proceeds of the Series D preferred stock financing consummated in May 1999 were used to repay a $10.0 million senior secured convertible note provided by one of the investors on March 19, 1999 in connection with such financing. The remaining proceeds have been used for general working capital purposes.

      The Series D preferred stock is convertible at any time into shares of our common stock at a current conversion price of $9.89 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of certain subsequent equity issuances by us. Such conversion price is not subject to reset except in the event that we should fail to declare and pay dividends when due or we should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D preferred stock. During the first three years following issuance, holders of the Series D preferred stock received dividends payable in shares of fully registered common stock at a rate of 8.4% per annum. Thereafter, and beginning on May 12, 2002, we began paying such dividends in cash at a rate of 8.0% per annum.

      All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of December 31, 2002, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      In April 1999, we received $219,000 in proceeds from our issuance of a note payable. We used the proceeds of such note to fund the purchase of equipment, fixtures and furniture for our corporate offices in Newtown, Pennsylvania. The term of the note was three years at 9.54% per annum, with monthly minimum payments of principal and interest. We repaid such note on May 1, 2002.

      On March 12, 2001, we consummated a private equity offering of 1,500,000 shares of common stock for an aggregate purchase price of $7.5 million, which generated net proceeds to us of approximately $6.8 million. We have used such proceeds primarily for our DTC advertising campaign and for general working capital purposes. In addition, the investors in such financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three years from the date of such financing into 400,000 shares of our common stock at an exercise price per share of $6.00. The consideration received for such warrants is included in the aggregate proceeds received in such financing. We also issued to our financial advisor in such financing warrants to purchase an aggregate of 150,000 shares of our common stock exercisable for up to three years at an exercise price of $5.70 per share, as partial consideration for services rendered in connection with the financing. Such warrants may be deemed automatically exercised in certain circumstances based upon our stock price. In connection with the March 2001 financing, we are obligated to maintain the effectiveness of a shelf registration statement with respect to all such shares of common stock issued and shares underlying all such warrants for a continuous 24 month period, or we will be required to issue to the investors and the financial advisor an additional 27,500 shares of our common stock, in the aggregate, for no additional consideration.

      On March 19, 2001, we consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On March 26, 2002, we initially secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. This amount was reduced during the remainder of 2002 to $353,000. As we continue to pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of the Silicon Valley Bank, we, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must also maintain a certain tangible net worth of $5.0 million, subject to certain upward adjustments as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility which expires March 15, 2004. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of December 31, 2002, we had no borrowings outstanding against the credit facility.

      On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002 (which requirement we met during 2002); (iv) we have agreed to maintain, for a period of 24 months, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we agreed that the Atrix products would be the subject of a specific number of detail calls in the United States during 2002, which we achieved. We are also required to make certain annual minimum expenditures for advertising and promotional activities over the term of the agreement beginning January 1, 2003, including: (i) the lesser of $4.0 million or 30% of our contribution margin relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin relating to a separate Atrix product that we market.

      On February 14, 2002, we entered into an equity line arrangement under the terms of a Common Stock Purchase Agreement with Kingsbridge Capital Limited. Under the terms of the agreement, as amended, we committed to draw down on this equity line, an amount aggregating at least $1.5 million in registered shares of common stock prior to October 29, 2002, of which we had drawn down an aggregate of $1.3 million as of such date. The equity line provided for the sale of up to $8.5 million in registered shares of our common stock to Kingsbridge. The equity line terminated pursuant to its terms on February 13, 2003, and prior to such termination, we had drawn down and issued an aggregate of approximately $1.3 million in registered shares of common stock under such equity line arrangement.

      Additionally, in connection with the consummation of the equity line and pursuant to the terms of a warrant agreement executed by us, we issued Kingsbridge a warrant to purchase 40,000 shares of our common stock at an exercise price of $9.38 per share. The conversion price of our Series D preferred stock was not reduced as a result of such issuance. Such warrant became exercisable as of August 14, 2002, and will expire on August 13, 2007. We have registered the shares of our common stock which may be issued by us upon any exercise of the warrant by Kingsbridge under a shelf registration statement on Form S-3.

      At December 31, 2002, we had cash and cash equivalents of approximately $10.1 million, an increase of $3.9 million from the $6.2 million balance at December 31, 2001. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at December 31, 2002 was $6.6 million, an increase of $300,000 from $6.3 million at December 31, 2001. During 2002 we generated $4.0 million in cash from our operating activities principally from net income of $902,000 and improvements in our accounts receivable collections and larger accruals. We invested cash mainly to acquire the Altana license for $800,000 and various capital equipment for $298,000. Our financing activities in 2002 included $1.3 million from the issuance of our common stock, primarily from our equity line with Kingsbridge, and $218,000 in cash dividend payments to the holders of our Series D preferred stock.

      Prior to the third quarter of 2002, we historically have had negative cash flows from operations and have used the net proceeds of public and private placements of our equity to fund operations. We currently believe that projected increases in sales of our United States marketed products in combination with contract and license revenues, working capital at December 31, 2002 and available cash inflows from our revolving credit facility with Silicon Valley Bank will allow us to fund our operations, capital expenditures and preferred stock dividend requirements into 2004. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. Contract and license revenues include receipts from co-promotion agreements and performance milestones. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

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

      Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2002:

                           -------------------------------------------------------------------------------------------
                                                               Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
 Contractual Obligations          Total                2003         2004 and 2005     2006 and 2007    2008 and after
----------------------------------------------------------------------------------------------------------------------
Operating Leases(1)......       $2,219,000           $327,000          $678,000          $684,000         $530,000
----------------------------------------------------------------------------------------------------------------------
Unconditional Purchase                                (3) (4)
   Obligations...........       $1,411,000         $1,411,000(2)          (4)              (4)              (4)
----------------------------------------------------------------------------------------------------------------------
Cash Dividends on
   Series D
   Preferred Stock........     $8,000,000(5)        $1,600,000(5)     $3,200,000(5)    $3,200,000(5)         (5)
----------------------------------------------------------------------------------------------------------------------
Consulting Payments......      $  649,000(6)                          $  649,000(6)
----------------------------------------------------------------------------------------------------------------------
Total Contractual
   Obligations...........      $12,279,000          $3,338,000        $4,527,000       $3,884,000         $530,000
----------------------------------------------------------------------------------------------------------------------

(1) Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania.

(2) Such amount represents purchase order commitments for inventory purchases with various suppliers.

(3) Under the terms of our Co-Promotion Agreement with Merck & Co., Inc. for Vioxx, we are obligated to spend up to $1,000,000 annually for promotional expenses, or such lesser amount as will be determined by mutual agreement of the parties.

(4) We will be required to make certain annual minimum expenditures for advertising and promotional activities amounting to: (i) the lesser of $4,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2,000,000 or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market.

(5) Pursuant to the terms of our Series D Cumulative Convertible preferred stock issued in May 1999, and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum.

(6) Such amount represents consulting payments to be made to Brian M. Gallagher, our chief executive officer and president, pursuant to the terms of a consulting agreement executed March 18, 2003, upon his separation from the Company.

      Our Series D preferred stock paid dividends in common stock at a rate of 8.4% per annum from the date of issuance of such Series D preferred stock through May 11, 2002. After May 11, 2002, the Series D preferred stock pays dividends in cash at a rate of 8.0% per annum. The Series D preferred stock is convertible into our common stock at a current conversion price of $9.89 per share, subject to adjustment, at any time by the holder and under certain conditions by us. The conversion price of the Series D preferred stock is subject to adjustment in the event we fail to declare or pay dividends when due or should we issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the Series D preferred stock.

      In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments in 2004.

      During 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, unless the agreement is earlier terminated. In September 2002, we amended this agreement and extended the term thereof to December 31, 2003.

      Pursuant to our License and Marketing Agreement with Atrix Laboratories, we committed to: (i) expend no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002, which requirement we met during 2002; (ii) maintain, through 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (iii) make the Atrix products the subject of a specific number of detail calls in the United States during 2002, which we achieved. We will also be required to make certain minimum expenditures for advertising and promotional activities after 2002, including: (i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

      On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm'TM' topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.8 million, and no more than $2.75 million and $1,037,000 of which shall be payable prior to January 1, 2004 and January 1, 2005, respectively. We paid $330,000 under this agreement in 2002. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

      On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders. In addition, under the agreement, certain product development functions shall be performed for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products, if any, utilizing any part of Shire's technology. Also under the agreement, we have committed to payments, in cash or at our option, a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology which could total up to $8.2 million in the aggregate.

      At December 31, 2002, we had approximately $62.0 million of Federal and $33.0 million of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2008 and 2005, respectively, if not utilized. We also have research and development tax credit carryforwards of approximately $900,000 available to reduce Federal income taxes which begin expiring in 2007. In addition, we had approximately $2.3 million of foreign net operating loss carryforwards with an indefinite expiration date.

      Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to our prior year equity transactions, a portion of our net operating losses and tax credits are subject to an annual limitation of approximately $3.8 million. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2002, assuming no future ownership changes, approximately $35.0 million is immediately available to offset future taxable income. In addition to the section 382 limitation, the state net operating loss carryforwards are subject to a $2.0 million annual limitation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      We had cash equivalents at December 31, 2002 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at December 31, 2002.

Item 8. Financial Statements and Supplementary Data.

      The financial statements and supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

      The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

      The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14. Controls and Procedures.

      (1) Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      (2) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   Financial Statements.

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

      (2)   Financial Statement Schedule.

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

      (3)   Exhibits.

            Reference is made to the Index to Exhibits on Page 62.

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2003.

                                       COLLAGENEX PHARMACEUTICALS, INC.


                                       By: /s/ Brian M. Gallagher
                                           -------------------------------------
                                           Brian M. Gallagher, Ph.D., Chairman
                                           Chief Executive Officer and President

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

              Signature                                         Title                                  Date
              ---------                                         -----                                  ----
 /s/ Brian M. Gallagher                     Chairman of the Board, Chief Executive Officer,        March 31, 2003
--------------------------------            President and Director
    Brian M. Gallagher, Ph.D.               (Principal Executive Officer)

 /s/ Nancy C. Broadbent                     Chief Financial Officer,                               March 31, 2003
--------------------------------            Treasurer and Secretary
    Nancy C. Broadbent                      (Principal Financial and Accounting Officer)

 /s/ Peter R. Barnett. D.M.D.               Director                                               March 31, 2003
--------------------------------
    Peter R. Barnett, D.M.D.

 /s/ Robert C. Black                        Director                                               March 28, 2003
--------------------------------
    Robert C. Black

 /s/ James E. Daverman                      Director                                               March 31, 2003
--------------------------------
    James E. Daverman

 /s/ Robert J. Easton                       Director                                               March 31, 2003
 --------------------------------
   Robert J. Easton

 /s/ Stephen A. Kaplan                      Director                                               March 31, 2003
--------------------------------
    Stephen A. Kaplan

 /s/ W. James O'Shea                        Director                                               March 31, 2003
--------------------------------
    W. James O'Shea

                                  CERTIFICATION

I, Brian M. Gallagher, Ph.D., Chief Executive Officer of CollaGenex Pharmaceuticals, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of CollaGenex Pharmaceuticals, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Brian M. Gallagher, Ph.D.
                                                   -----------------------------
Dated: March 31, 2003                              Brian M. Gallagher, Ph.D.
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Nancy C. Broadbent, Chief Financial Officer of CollaGenex Pharmaceuticals, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of CollaGenex Pharmaceuticals, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ Nancy C. Broadbent
                                                     ---------------------------
Dated: March 31, 2003                                Nancy C. Broadbent
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.       Description of Exhibit
  -----------       ----------------------

    3.1(a)          Amended and Restated Certificate of Incorporation.

    3.2(v)          Amended and Restated Bylaws.

    3.3(m) Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock of CollaGenex Pharmaceuticals, Inc. dated as of October 15, 2001.

    3.4(t) Amended Certificate of Designation of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 5, 2002.

    4.1(a) Registration Rights Agreement dated September 29, 1995 by and among the Company and certain investors, as supplemented.

    4.2(a) Fourth Investment Agreement as of September 29, 1995 by and among the Company and certain Investors.

    4.3(t) Amended and Restated Shareholder Protection Rights Agreement, dated as of May 29, 2002, by and between CollaGenex Pharmaceuticals, Inc. and American Stock Transfer & Trust Company.

  'D'10.1(a)        Assignment of, Amendment to and Restatement of Agreement,
                    with all exhibits, as amended, and schedules, dated January
                    13, 1992 by and among the Company, Johnson & Johnson
                    Consumer Products, Inc. and Research Foundation of State
                    University of New York.

  'D'10.2(a)        Supply Agreement dated January 23, 1995 between the Company and Hovione International Limited.

    10.3(a) Form of Non-Disclosure Agreement executed by all Employees as employed from time to time.

    10.4(a)(b)      Form of Non-Competition Agreement executed by each of Brian
                    M. Gallagher, Ph.D., Nancy C. Broadbent and Robert A.
                    Ashley.

    10.5(a) Form of Mutual Non-Disclosure Agreement executed by certain consultants and research collaborators as retained from time to time.

    10.6(a)(b)      Form of Indemnification Agreement executed by each of the
                    Company's directors and officers.

    10.7(a)         Forms of Consulting Agreement executed by each of Lorne M.
                    Golub and Thomas F. McNamara.

  Exhibit No.       Description of Exhibit
  -----------       ----------------------

    10.8(a) Form of Material Transfer Agreement between the Company and Researchers.

    10.9(a)(b)      1992 Stock Option Plan of the Company, as amended to date.

    10.10(a)(b)     1996 Stock Plan of the Company.

    10.11(a)(b)     1996 Non-Employee Director Stock Option Plan of the Company.

  'D'10.12(c)       License Agreement dated July 18, 1996 by and between the
                    Company and Boehringer Mannheim Italia.

  'D'10.13(e)       Distribution Services Agreement dated August 15, 1998
                    between Cord Logistics, Inc. and the Company.

    10.14(f) Stock Purchase Agreement dated March 19, 1999, between the Company, OCM Principal Opportunities Fund, L.P. and other Purchasers set forth therein.

    10.15(g) Lease Agreement dated March 15, 1999 between the Company and Newton Venture IV Associates, effective May 15, 1999.

    10.16(h) Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein.

    10.17(i) Form of Common Stock Purchase Agreement, dated March 12, 2001, between the Company and the Investors set for therein, together with form of Registration Rights Agreement as an exhibit thereto and form of Warrant as an exhibit thereto.

    10.18(j) Loan and Security Agreement dated March 19, 2001, between the Company and Silicon Valley Bank.

  'D'10.19(k)       Services and Supply Agreement dated as of September 26, 2000 as amended by letter agreement dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing
                    Research Services, Inc.

    10.20(l) Letter Agreement dated as of June 26, 2001 by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.

  Exhibit No.       Description of Exhibit
  -----------       ----------------------

    10.21(m) Amendment No. 1 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P, and the Purchasers set forth therein.

    10.22(m) Amendment No. 2 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among CollaGenex Pharmaceuticals, Inc., OCM Principal Opportunities Fund, L.P, and the Purchasers set forth therein.

  'D'10.23(n)       License Agreement dated August 24, 2001 by and between
                    CollaGenex Pharmaceuticals, Inc. and Atrix Laboratories,
                    Inc.

  'D'10.24(n)       Stock Purchase Agreement dated August 24, 2001 by and
                    between CollaGenex Pharmaceuticals, Inc. and Atrix
                    Laboratories, Inc.

  'D'10.25(o)       First Addendum December 10, 2001 to the Supply Agreement
                    dated January 23, 1995 by and between CollaGenex, Inc. and Hovione International Limited.

    10.26(p) Common Stock Purchase Agreement dated February 14, 2002 by and between CollaGenex Pharmaceuticals, Inc. and Kingsbridge Capital Limited.

    10.27(p) Warrant dated February 14, 2002 issued to Kingsbridge Capital Limited.

  'D'10.28(r)       Wholesale Service Agreement effective as of November 1,
                    2001, by and between CollaGenex Pharmaceuticals, Inc. and National Specialty Services, Inc.

  'D'10.29(r)       First Amendment to Wholesale Service Agreement effective as of November 12, 2001, by and between CollaGenex
                    Pharmaceuticals, Inc. and National Specialty Services, Inc.

  'D'10.30(r)       Exclusive Distribution Agreement dated as of March 1, 2002, by and between CollaGenex Pharmaceuticals, Inc. and CORD
                    Logistics, Inc.

    10.31(r) First Loan Modification Agreement dated as of March 22, 2002 by and between CollaGenex Pharmaceuticals, Inc. and Silicon Valley Bank.

    10.32(r) Second Loan Modification Agreement dated as of March 27, 2002 by and between CollaGenex Pharmaceuticals, Inc. and Silicon Valley Bank.

  Exhibit No.       Description of Exhibit
  -----------       ----------------------
  'D'10.33(u)       Agreement by and between Altana Inc. and CollaGenex
                    Pharmaceuticals, Inc., dated May 24, 2002.

    10.34(v) Form of Change of Control Agreement executed with each of Brian Gallagher, Nancy C. Broadbent, Robert Ashley, David Pfeiffer and Douglas Gehrig.

    *#10.35 Letter Agreement dated as of September 12, 2002 by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.

    10.36(w) Transition Agreement and Release dated March 18, 2003 by and between Brian Gallagher and CollaGenex Pharmaceuticals, Inc.

    10.37(w) Consulting Agreement dated March 18, 2003 by and between Brian Gallagher and CollaGenex Pharmaceuticals, Inc.


    * 21            List of subsidiaries of the Registrant.

    * 23.1          Consent of KPMG LLP.

    * 99.1          Certification pursuant to 18 U.S.C. Section 1350.

*     Filed herewith

#     Confidential treatment has been requested for a portion of this Exhibit.

'D' Confidential treatment has been requested and granted for a portion of this Exhibit.

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

(q) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, which was filed with the Securities and Exchange Commission on November 14, 2001. The Company amended such Form 10-Q by filing a Form 10-Q/A on February 14, 2002.

(r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which was filed with the Securities and Exchange Commission on May 15, 2002.

(s) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 15, 2002, which was filed with the Securities and Exchange Commission on May 20, 2002.

(t) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 29, 2002, which was filed with the Securities and Exchange Commission on June 5, 2002.

(u) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, which was filed with the Securities and Exchange Commission on August 14, 2002.

(v) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was filed with the Securities and Exchange Commission on November 14, 2002.

(w) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 18, 2003, which was filed with the Securities and Exchange Commission on March 19, 2003.

                        COLLAGENEX PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                Page
                                                                                                ----
Independent Auditors' Report..............................................................       F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001..............................       F-3

Consolidated Statements of Operations for the years ended December 31, 2002,
2001, and 2000............................................................................       F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2002, 2001 and 2000.......................................................................       F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
and 2000..................................................................................       F-6

Notes to Consolidated Financial Statements................................................       F-7

Financial Statement Schedule - Valuation and Qualifying Accounts for the years
ended December 31, 2002, 2001 and 2000....................................................       F-30

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", in 2000.

                                                       /s/ KPMG LLP

Princeton, New Jersey
February 14, 2003, except as
to the first paragraph of note 15 which is as of March 14, 2003 and the second and third paragraphs of note 15, which are as of March 18, 2003

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                  (Dollars in thousands, except per share data)

                                 Assets                                       2002         2001
                                                                            --------     --------
Current assets:
     Cash and cash equivalents .........................................    $ 10,112     $  6,171
     Accounts receivable, net of allowance of $1,412 and $950 in 2002
         and 2001, respectively ........................................       2,142        4,478
     Inventories .......................................................       1,415        1,402
     Prepaid expenses and other current assets .........................       1,630        1,200
                                                                            --------     --------
         Total current assets ..........................................      15,299       13,251
Equipment and leasehold improvements, net ..............................         559          537
Deferred license fees ..................................................       1,749          883
Other assets ...........................................................          27           27
                                                                            --------     --------
         Total assets ..................................................    $ 17,634     $ 14,698
                                                                            ========     ========

                  Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of note payable ...................................    $     --     $     35
     Accounts payable ..................................................       3,616        3,769
     Accrued expenses ..................................................       4,305        3,153
     Preferred dividends payable .......................................         800           --
                                                                            --------     --------
                  Total current liabilities ............................       8,721        6,957
                                                                            --------     --------

Deferred revenue .......................................................         561          614
                                                                            --------     --------
Commitments and Contingencies                                                     --           --
Stockholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
         200,000 shares of Series D cumulative convertible preferred stock issued and outstanding in 2002 and 2001, (liquidation value $20,000); 150,000 shares of Series A participating
         preferred stock, $0.01 par value, designated and no shares
         issued and outstanding in 2002 and 2001 .......................           2            2
     Common stock, $0.01 par value; 25,000,000 shares authorized,
         11,377,631 and 10,999,573 shares issued and outstanding in 2002
         and 2001, respectively ........................................         114          110
     Common stock to be issued (no shares and 103,196 shares in 2002 and
         2001, respectively) ...........................................          --          840
     Additional paid in capital ........................................      82,917       80,129
     Accumulated deficit ...............................................     (74,681)     (73,954)
                                                                            --------     --------
         Stockholders' equity ..........................................       8,352        7,127
                                                                            --------     --------
         Total liabilities and stockholders' equity ....................      17,634     $ 14,698
                                                                            ========     ========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

                                                                 2002              2001             2000
                                                             ------------     ------------     ------------
Revenues:
     Net product sales ..................................    $     42,111     $     31,358     $     20,501
     Contract revenues ..................................           2,332            3,386            3,240
     License revenues ...................................             176              488              530
                                                             ------------     ------------     ------------
         Total revenues .................................          44,619           35,232           24,271
                                                             ------------     ------------     ------------
Operating expenses:
     Cost of product sales ..............................           6,713            5,825            4,070
     Research and development ...........................           4,394            3,764            3,128
     Selling, general and administrative ................          32,699           34,010           25,746
                                                             ------------     ------------     ------------
         Total operating expenses .......................          43,806           43,599           32,944
                                                             ------------     ------------     ------------
         Operating income (loss) ........................             813           (8,367)          (8,673)
Other income (expense):
     Interest income ....................................              77              232              613
     Interest expense ...................................              (5)             (17)             (15)
     Other income .......................................              17                8                9
                                                             ------------     ------------     ------------
         Income (loss) before cumulative effect of
              change in accounting principle ............             902           (8,144)          (8,066)
Cumulative effect of change in accounting principle .....              --               --             (764)
                                                             ------------     ------------     ------------
         Net income (loss) ..............................             902           (8,144)          (8,830)
Preferred stock dividend ................................           1,629            1,680            1,689
                                                             ------------     ------------     ------------
Net loss allocable to common stockholders ...............    $       (727)    $     (9,824)    $    (10,519)
                                                             ============     ============     ============
Basic and diluted net loss per share allocable
     to common stockholders before cumulative
     effect of change in accounting principle ...........    $      (0.06)    $      (0.94)    $      (1.12)
Cumulative effect of change in accounting
     principle ..........................................              --               --            (0.09)
                                                             ------------     ------------     ------------
Basic and diluted net loss per share allocable
     to common stockholders .............................    $      (0.06)    $      (0.94)    $      (1.21)
                                                             ============     ============     ============
Weighted average shares used in computing per share
     amounts:
     Basic and diluted ..................................      11,234,652       10,413,663        8,711,668
                                                             ============     ============     ============
Pro forma net loss assuming new accounting principle is
     applied retroactively............................                                         $     (8,066)
                                                                                               ============
Pro forma net loss allocable to common stockholders
     assuming new accounting principle is applied
     retroactively....................................                                         $     (9,755)
                                                                                               ============
Pro forma basic and diluted net loss per share allocable
     to common stockholders assuming new accounting
     principle is applied retroactively...............                                         $      (1.12)
                                                                                               ============

          See accompanying notes to consolidated financial statements.

                COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)

                                                          Series D
                                                          cumulative
                                                     convertible preferred
                                                            stock                    Common stock
                                                    ----------------------     -----------------------
                                                                                                            Common
                                                    Number of                  Number of                 stock to be
                                                      shares     Par value      shares       Par value      issued
                                                    ---------   ----------     ---------    ----------   -----------
Balance, December 31, 1999 ...................       200,000    $        2     8,622,091    $       86    $      858
  Exercise of common stock options ...........            --            --        21,325            --            32
  Common stock dividends issued on Series D
     cumulative convertible preferred stock ..            --            --       131,760             2          (858)
  Common stock dividends declared on Series D
     cumulative convertible preferred stock ..            --            --            --            --           840
  Compensation expense resulting from options
     to non-employees ........................            --            --            --            --            --
  Amortization of deferred compensation ......            --            --            --            --            --
  Net loss ...................................            --            --            --            --            --
                                                     -------    ----------     ---------    ----------    ----------
Balance, December 31, 2000 ...................       200,000             2     8,775,176            88           872
  Issuance of common stock for common
     stock options previously exercised ......            --            --        16,000            --           (32)
  Issuance of common stock, net of issuance
     costs ...................................            --            --     1,830,556            18            --
  Common stock dividends issued on Series D
     cumulative convertible preferred stock ..            --            --       377,841             4          (840)
  Common stock dividends declared on Series D
     cumulative convertible preferred stock ..            --            --            --            --           840
  Compensation expense resulting from
     modifications of options ................            --            --            --            --            --
  Amortization of deferred compensation ......            --            --            --            --            --
  Net loss ...................................            --            --            --            --            --
                                                     -------    ----------     ---------    ----------    ----------
Balance, December 31, 2001 ...................       200,000             2    10,999,573           110           840
Exercise of common stock options and
  warrants ...................................            --            --        35,704            --            --
Issuance of common stock, net of issuance
  cost .......................................            --            --       151,522             2            --
Common stock dividends declared on Series D
  cumulative convertible preferred stock .....            --            --            --            --           611
Common stock dividends issued on Series D
      cumulative convertible preferred
      stock ..................................            --            --       190,832             2        (1,451)
Cash dividends paid on Series D cumulative
  convertible preferred stock ................            --            --            --            --            --
Cash dividends declared on Series D cumulative
  convertible preferred stock ................            --            --            --            --            --
Net income ...................................            --            --            --            --            --
                                                     -------    ----------     ---------    ----------    ----------
Balance, December 31, 2002 ...................       200,000    $        2    11,377,631    $      114    $       --
                                                     =======    ==========    ==========    ==========    ==========

                                                     Additional                                    Total
                                                      paid-in       Deferred      Accumulated   stockholders'
                                                      capital     compensation      deficit        equity
                                                     ----------   ------------    -----------   -------------
Balance, December 31, 1999 ...................       $   66,348    $      (76)    $  (53,611)    $   13,607
  Exercise of common stock options ...........               84            --             --            116
  Common stock dividends issued on Series D
     cumulative convertible preferred stock ..            1,705            --           (849)            --
  Common stock dividends declared on Series D
     cumulative convertible preferred stock ..               --            --           (840)            --
  Compensation expense resulting from options
     to non-employees ........................              324            --             --            324
  Amortization of deferred compensation ......               --            47             --             47
  Net loss ...................................               --            --         (8,830)        (8,830)
                                                     ----------    ----------     ----------     ----------
Balance, December 31, 2000 ...................           68,461           (29)       (64,130)         5,264
  Issuance of common stock for common
     stock options previously exercised ......               32            --             --             --
  Issuance of common stock, net of issuance
     costs ...................................            9,796            --             --          9,814
  Common stock dividends issued on Series D
     cumulative convertible preferred stock ..            1,676            --           (840)            --
  Common stock dividends declared on Series D
     cumulative convertible preferred stock ..               --            --           (840)            --
  Compensation expense resulting from
     modifications of options ................              164            --             --            164
  Amortization of deferred compensation ......               --            29             --             29
  Net loss ...................................               --            --         (8,144)        (8,144)
                                                     ----------    ----------     ----------     ----------
Balance, December 31, 2001 ...................           80,129            --        (73,954)         7,127
Exercise of common stock options and
  warrants ...................................              165            --             --            165
Issuance of common stock, net of issuance
  cost .......................................            1,174            --             --          1,176
Common stock dividends declared on Series D
  cumulative convertible preferred stock .....               --            --           (611)            --
Common stock dividends issued on Series D
      cumulative convertible preferred
      stock ..................................            1,449            --             --             --
Cash dividends paid on Series D cumulative
  convertible preferred stock ................               --            --           (218)          (218)
Cash dividends declared on Series D cumulative
  convertible preferred stock ................               --            --           (800)          (800)
Net income ...................................               --            --            902            902
                                                     ----------    ----------     ----------     ----------
Balance, December 31, 2002 ...................       $   82,917    $       --     $  (74,681)    $    8,352
                                                     ==========    ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                             (Dollars in thousands)

                                                                           2002         2001         2000
                                                                         --------     --------     --------
Cash flows from operating activities:
     Net income (loss) ................................................  $    902     $ (8,144)    $ (8,830)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Noncash compensation expense ...............................        --          193          371
           Depreciation and amortization expense ......................       524          263          226
           Accounts receivable provisions .............................       462          569           (5)
           Cumulative effect of change in accounting
                principal .............................................        --           --          764
           Change in assets and liabilities:
               Accounts receivable ....................................     1,874       (2,009)        (883)
               Inventories ............................................       (13)      (1,125)         418
               Prepaid expenses and other assets ......................       156         (111)        (342)
               Accounts payable .......................................      (153)       1,904         (575)
               Accrued expenses .......................................       252          639          116
               Deferred revenue .......................................       (53)         (62)         (25)
                                                                         --------     --------     --------
                  Net cash provided by (used in) operating activities..     3,951       (7,883)      (8,765)
                                                                         --------     --------     --------
Cash flows from investing activities:
     Capital expenditures .............................................      (298)        (131)        (169)
     Acquisition of Atrix license .....................................        --       (1,000)          --
     Acquisition of Altana license ....................................      (800)          --           --
     Proceeds from the sale of short-term investments .................        --        2,035        6,871
     Purchase of short-term investments ...............................        --         (296)      (2,224)
                                                                         --------     --------     --------
                  Net cash provided by (used in) investing activities..    (1,098)         608        4,478
                                                                         --------     --------     --------
Cash flows from financing activities:
     Net proceeds from issuance of common stock .......................     1,341        9,814           84
     Payment of preferred dividends ...................................      (218)          --           --
     Repayment of long-term debt ......................................       (35)         (77)         (69)
                                                                         --------     --------     --------
                 Net cash provided by financing activities ............     1,088        9,737           15
                                                                         --------     --------     --------
                 Net increase (decrease) in cash and cash equivalents..     3,941        2,462       (4,272)
Cash and cash equivalents at beginning of year ........................     6,171        3,709        7,981
                                                                         --------     --------     --------
Cash and cash equivalents at end of year ..............................  $ 10,112     $  6,171     $  3,709
                                                                         ========     ========     ========
Supplemental schedule of noncash investing and  financing activities:
     Common stock dividends issued or issuable on preferred stock .....  $  1,451     $  1,680     $  1,689
                                                                         ========     ========     ========
     Common stock to be issued on exercise of common stock options ....  $     --     $     --     $     32
                                                                         ========     ========     ========
     Accrued liability for Altana license .............................  $    900     $     --     $     --
                                                                         ========     ========     ========
     Cash dividends declared ..........................................  $    800     $     --     $     --
                                                                         ========     ========     ========
     Issuance of warrants to purchase common stock in connection
          with equity line ............................................  $    248     $     --     $     --
                                                                         ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest ...........................  $      5     $     17     $      6
                                                                         ========     ========     ========

          See accompanying notes to consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

(1)   Business

      CollaGenex Pharmaceuticals, Inc. and subsidiaries ("CollaGenex Pharmaceutical" or the "Company") was incorporated in Delaware on January 10, 1992. The Company is a specialty pharmaceutical company focused on providing innovative medical therapies to the dental and dermatology markets. The Company, through its own sales and marketing group, is currently marketing Periostat'r', the Company's lead drug for the treatment of adult periodontal disease, Atridox, Atrisorb and Atrisorb-D (the "Atrix Products") under an exclusive licensing and marketing agreement with Atrix Laboratories, Inc. ("Atrix") and Pandel under a sublicensing agreement with Altana, Inc. ("Altana"). The Company also co-promotes VIOXX'r' with Merck and Co. ("Merck") and Denavir'r' with Novartis Consumer Health, Inc. ("Novartis") to dental professionals on a contract basis. The Company has other internally developed proprietary compounds for cancer metastasis and a broad range of inflammatory diseases that are currently in the research and development stage.

      The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(2)   Summary of Significant Accounting Policies

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are invested in obligations of the U.S. government and in commercial paper.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Acquired Product Rights

      Product rights are stated at cost and are amortized over the estimated useful life of the products using the straight-line method and have a weighted average useful life of 6 years. Amortization of product rights is charged to cost of product sales.

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements, consisting of computer and office equipment, exhibit equipment and leasehold improvements is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      the assets or the related lease term, whichever is shorter, generally three to ten years. Expenditures for repairs and maintenance are expensed as incurred.

      Segment Information

      The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

      Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments.

      Net Product Sales

      In September 1998 the Company received approval from the FDA to market Periostat. In 2001, the Company entered into an exclusive licensing and marketing agreement with Atrix for the Atrix products. In 2002, the Company entered into a sublicense agreement with Altana to market and distribute Pandel. The Company recognizes sales revenue for Periostat, Pandel and the Atrix Products upon shipment. Sales are reported net of allowances for discounts, rebates, wholesaler and distributor chargebacks and product returns which are provided for at the time of the sale.

      Contract Revenues

      Contract revenues for Vioxx and Denavir are fee-based arrangements where revenue is earned as prescriptions are written and recognized according to the provisions of each collaborative agreement. The Company does not take title to the products being promoted under these arrangements.

      License Revenue

      Milestone revenue from license arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research and development or regulatory process. Payments, if any, received in advance of performance under a contract are deferred and recognized when earned. Upfront license fees where the Company has continuing involvement, are deferred and recognized over the estimated performance period of each individual licensing agreement in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101).

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      Advertising Costs

      The Company incurs advertising costs from print advertisements in various periodicals and television advertisements. The Company records advertising expense when incurred. Such amounts charged to the consolidated statements of operations for 2002, 2001 and 2000 were $3,091, $6,190 and $2,089, respectively.

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

      Stock-Based Compensation

      Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      The Company has elected to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As set forth below, the pro forma disclosures of net loss allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted using the assumptions described in note 8:

                                                         2002          2001           2000
                                                      ----------    ----------     ----------
      Net loss allocable to common stockholders:
           As reported ...........................    $     (727)   $   (9,824)    $  (10,519)
           Add: Stock-based employee compensation
           expenses included in net loss allocable
           to common stockholders reported........            --            29             47
           Less: Stock-based employee compensation
           under fair value based method .........        (3,735)       (3,898)        (3,330)
                                                      ----------    ----------     ----------
           Pro forma .............................    $   (4,462)   $  (13,693)    $  (13,802)
                                                      ==========    ==========     ==========

      Basic and diluted net loss per share
           allocable to common stockholders:
           As reported ...........................    $    (0.06)   $    (0.94)    $    (1.21)
                                                      ==========    ==========     ==========
           Pro forma .............................    $    (0.40)   $    (1.31)    $    (1.58)
                                                      ==========    ==========     ==========

      Concentration of Credit and Other Risks

      The Company invests its excess cash in deposits with major U.S. financial institutions, money market funds, U.S. Government obligations and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.

      The Company currently contracts with a single source for the domestic manufacturing of Periostat capsules which are sold throughout the United States exclusively to wholesale and retail distributors. In addition, the Company has a supply agreement with a single company to supply the active ingredient in Periostat'r'. A single company also provides all warehousing and distribution services to the Company. During 2002, three customers accounted for 32%, 24% and 19% of net product sales, respectively. During 2001, four

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      customers accounted for 28%, 15%, 13% and 10%, of net product sales, respectively. During 2000, four customers accounted for 31%, 17%, 14% and 10%, of net product sales, respectively.

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

      Net Loss Per Share

      Basic earnings per share (EPS) is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes dividends on the preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities and stock options and stock warrants. As of December 31, 2002 and December 31, 2001, the Company has certain convertible preferred stock, stock options and stock warrants which have not been included in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

      Reclassification

      Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to the 2002 presentation.

(3)   Composition of Certain Financial Statement Captions

      Inventories

      Inventories at December 31, 2002 and 2001 consists of the following:

                                                    2002             2001
                                                   ------           ------
      Raw materials ....................           $  233           $  174
      Work-in-process ..................               56               66
      Finished goods ...................            1,126            1,162
                                                   ------           ------
                                                   $1,415           $1,402
                                                   ======           ======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements at December 31, 2002 and 2001 consist of the following:

                                                            2002             2001          Useful Life
                                                        ----------       ----------     -------------------
       Computer and office equipment............        $    1,203       $      923         3-5 years
       Exhibit equipment........................               327              309           5 years
       Leasehold improvements...................                                        shorter of 10 years
                                                                45               45     or lease term
                                                        ----------       ----------
                                                             1,575            1,277
       Less accumulated depreciation
            and amortization....................           (1,016)            (740)
                                                        ----------       ----------
                                                        $      559       $      537
                                                        ==========       ==========

      Deferred Licensing Fees

            Deferred licensing fees at December 31, 2002 and 2001 consist of the following:

                                                      2002          2001
                                                    -------       -------
      Deferred licensing fees ................      $ 2,115       $   900
      Less: accumulated amortization .........         (366)          (17)
                                                    -------       -------
                                                    $ 1,749       $   883
                                                    =======       =======

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      The current portion of deferred licensing fees of $586 and $100 are included in prepaid expenses and other current assets at December 31, 2002 and 2001, respectively. Amortization expense which is included in cost of product sales was $366 and $17 in 2002 and 2001, respectively. Expected amortization of deferred licensing fees over the next five years is as follows:

      2003 .........................................    $586
      2004 .........................................    $586
      2005 .........................................    $586
      2006 .........................................    $100
      2007 .........................................    $100

      Accrued Expenses

      Accrued expenses at December 31, 2002 and 2001 consist of the following:

                                                        2002         2001
                                                       ------       ------
      Product licensing fees ...................       $  900       $   --
      Contracted development and
            manufacturing costs ................          456          398
      Sales and marketing costs ................          255          210
      Payroll and related costs ................        1,479        1,563
      Professional and consulting fees .........          339          291
      Royalties ................................          553          434
      Deferred revenue .........................           59           63
      Miscellaneous taxes ......................          103          122
      Other ....................................          161           72
                                                       ------       ------
                                                       $4,305       $3,153
                                                       ======       ======

(4)   Note Payable

      In April 1999, the Company received $219 in proceeds from the issuance of a note payable. The proceeds of such note were used to fund the purchase of equipment, fixtures and furniture for the Company's leased corporate office in Newtown, Pennsylvania. The term of the note was three years with interest at 9.54% per annum, with monthly minimum payments of principal and interest. The Company repaid the note in 2002.

(5)   Stockholders' Equity

      The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.

      On May 12, 1999, the Company consummated a $20,000 financing (the Financing) through the issuance of 200,000 shares of its Series D Cumulative Convertible preferred stock (the preferred stock), which generated net proceeds to the Company of approximately $18,500. OCM Principal Opportunities Fund, L.P. (OCM) led the investor group, which also included certain current stockholders of the Company.

      During the first three years following issuance, the preferred stock paid dividends in common stock at a rate of 8.4% per annum. Thereafter, the preferred stock pays dividends in cash at a rate of 8.0% per annum. The preferred stock is convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see below and note 6), at any time by the holder and under certain conditions by the Company. The conversion price is subject to adjustment in the event the Company fails to declare or pay dividends when due or should the Company issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the applicable conversion price of the preferred stock (see below and note 6). Dividends totaling $1,629, $1,680 and $1,689 were declared in 2002, 2001 and 2000, respectively. At December 31, 2001, declared dividends of 103,196 shares of common stock have not been issued, and have accordingly been classified as common stock to be issued in the accompanying consolidated balance sheet.

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

      Without written approval of a majority of the holders of record of the preferred stock, the Company, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of capital stock of the Company other than dividends on the preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire debt securities of the Company, except that the Company may incur such indebtedness in any amount not to exceed $10,000 in the aggregate outstanding at any

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7,000 in any continuous twelve month period, unless the Company has reported positive net income for four consecutive quarters immediately prior to such twelve month period.

      On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of common stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,800. In addition, the investors in this financing were also issued an aggregate of 400,000 warrants which are exercisable for up to three years into 400,000 shares of the Company's common stock at an exercise price per share of $6.00. During 2002, 7,140 warrants were exercised into 4,654 shares of the Company's common stock in a cashless transaction. Accordingly, 392,860 warrants remain outstanding at December 31, 2002. The consideration received for such warrants is included in the aggregate proceeds received in the financing. The Company also issued to its financial advisor in this financing, warrants to purchase an aggregate of 150,000 shares of the Company's common stock, exercisable for up to three years, at an exercise price of $5.70 per share. These warrants may be deemed automatically exercised in certain circumstances based on the Company's stock price. These options are all outstanding at December 31, 2002. The Company is obligated to file and maintain the effectiveness of a shelf registration statement with respect to all such shares of common stock issued and shares underlying all such warrants for a continuous 24-month period. Should the Company fail to maintain the effectiveness of such registration statement, the investors and the financial advisor shall receive an additional 27,500 shares of the Company's common stock, in the aggregate, for no additional consideration. As a result of this financing, the conversion price paid on the preferred stock has been reduced to $9.94 per share. Such conversion price was further reduced to $9.91 per share in connection with the sale of shares of the Company's common stock to Atrix (see note 6).

      On February 14, 2002, the Company entered into an equity line arrangement under the terms of a Common Stock Purchase Agreement with Kingsbridge Capital Limited. Pursuant to this agreement, the Company was able, at its sole discretion and from time to time through February 13, 2003, to sell shares of its common stock to Kingsbridge at a discount to market price, as determined prior to each such sale. The equity line provided for the sale of up to $8,500 in registered shares of the Company's common stock to Kingsbridge. The equity line terminated pursuant to its terms on February 13, 2003 and, prior to such termination, the Company issued an aggregate of 151,522 shares of common stock for gross proceeds of $1,266.

      In connection with the consummation of such equity line and pursuant to the terms of a warrant agreement executed by the Company, the Company issued Kingsbridge a warrant to purchase 40,000 shares of its common stock at an exercise price of $9.38 per share. The

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      conversion price of the Company's Series D preferred stock was reduced to $9.89 as a result of the issuance of shares under the equity line and the issuance of such warrant. Such warrant is exercisable as of August 14, 2002, and will expire on August 13, 2007. The fair value of the warrants issued in connection with the Equity Line of approximately $248 has no net impact as the increase to additional paid in capital representing the value of the warrants issued is offset by the decrease in additional paid in capital representing a cost of the offering. No warrants have been exercised and all 40,000 warrants are outstanding at December 31, 2002.

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

      Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating preferred stock at an exercise price of $65. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 2002, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

(6)   Licensing and Marketing Agreements

      On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix to market Atrix's proprietary dental products, Atridox'r', Atrisorb'r' FreeFlow and Atrisorb'r'-D, to the United States dental markets. Pursuant to the terms of the Atrix License Agreement, among other things, Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year. The Company paid a $1,000 licensing fee to Atrix in 2001 to market such products in the United States. The Company has also committed to no less than $2,000 in advertising and selling expenses related to the licensed products during 2002, which was met for 2002, and on an annual basis commencing with fiscal year 2003, the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of sales presentations over the first twenty-four months of the agreement. The $1,000 license fee payment has been capitalized and is being amortized to cost of product sales over the ten year estimated term of the license on a straight-line basis.

      In addition, pursuant to the terms of a Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix, Atrix purchased 330,556 of unregistered shares of the Company's common stock for an aggregate purchase price of approximately $3,000. As a result of the sale of such shares to Atrix, the conversion price of the Company's Series D preferred stock was reduced to $9.91 per share.

      On May 24, 2002, the Company executed a Sublicense Agreement with Altana Inc. ("Altana"), the United States subsidiary of Altana Pharma AG, pursuant to which the Company was granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel'r' Cream, a mid-potency topical corticosteroid that is indicated for the relief of mild-to-moderate inflammatory disorders of the skin, such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. The Company will purchase from Altana all Pandel products to be sold. Pursuant to the terms of such agreement, the Company agreed to pay Altana an aggregate sublicense fee of $1,700, of which $800 was paid in September 2002 and $900 of which is due on May 31, 2003. The sublicense fee has been capitalized and will be amortized to cost of product sales over the estimated term of agreement. In addition, the Company is required to pay a royalty fee equal to a percentage of the net sales of the product, if any. The agreement may be terminate by the Company;

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

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

(7)   Line of Credit

      On March 19, 2001, the Company consummated a revolving credit facility with Silicon Valley Bank, which was subsequently amended in March 2002. The credit facility, as amended, extends through March 15, 2004. The Company may borrow up to the lesser of $4,000 or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to the Company is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1,500. On March 26, 2002, the Company initially secured its expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1,343. This amount was reduced during 2002 to $353 at December 31, 2002. As the Company continues to pay down amounts under the letter of credit, the amount available to it under the Facility will increase. The Company is not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of the Silicon Valley Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's common stock. The Company must also maintain a certain tangible net worth of $5,000, subject to certain upward adjustments as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2,000 in cash at Silicon Valley Bank, net of borrowings under the credit facility, which expires March 15, 2004. In addition, the Company has secured its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of its assets, including intellectual property. As of December 31, 2002, the Company had no borrowings outstanding against the credit facility.

(8)   Stock Option Plans

      The Company has three stock-based compensation plans (the Plans) and has adopted the disclosure-only provisions of SFAS 123 and SFAS 148, "Accounting For Stock Based

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      Compensation-Transition and Dislcosures and Amendment of SFAS 123". The Company continues to apply APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for stock options issued to employees at exercise prices equal to the market value on the measurement date.

      The 1992 Stock Option Plan, as amended, (the 1992 Plan) provided for the granting of incentive and nonqualified options to directors, employees and consultants to purchase up to 291,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Such options are exercisable for a period of ten years from the grant date and generally vest over a four year period. All such 291,000 options available under the 1992 Plan were granted by March 31, 1996.

      The 1996 Stock Option Plan (the 1996 Plan) provides for the granting of incentive and nonqualified options to employees and consultants to purchase up to 2,500,000 shares of the Company's common stock at a price, for the incentive options, not less than the fair market value on the measurement date. Incentive and nonqualified options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair market value on the date of grant. Such options are exercisable for a period of ten years from the grant date and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

      The Nonemployee Director Stock Option Plan (the Nonemployee Director Plan) provides for the issuance of stock options to new nonemployee directors to purchase up to 300,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. Such options vest 20% per annum commencing one year from the grant date. During 2002, certain existing members of the Board of Directors were granted 62,136 options at a fair market value of $6.60 per share. These grants were issued under the 1996 Stock Option Plan. Such options vest 25% per annum, commencing one year from the grant date.

      During 2001, 360,000 options were granted to employees at fair market value with an exercise price of $5.19 per share. During 2000, 237,750 options were granted to employees at fair market value with an exercise price of $5.00 per share. These grants were not issued under the terms of any of the above Plans. Such options are exercisable for a period of ten years from the date of grant and generally vest over a two to five year period.

      At December 31, 2002, there were 630,209 shares available for grant under the 1996 Plan and 100,000 under the Nonemployee Director Plan.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      Deferred compensation had been recorded in years prior to 1998 for options granted where the fair value of the Company's stock on the measurement date exceeded the exercise price of such options. Deferred compensation has been amortized to compensation expense in the accompanying consolidated statements of operations over the respective vesting periods of such grants $0, $29 and $47 in 2002, 2001 and 2000, respectively.

      In 2001, the Company extended through the remaining contractual life the exercisability of certain vested options for an ex-board member of the Company. Accordingly, $164 was recognized as compensation expense in 2001, based on the fair value of the options on the date the extension was granted as determined using a Black-Scholes pricing model.

      In 1999, the Company granted options to certain nonemployees to purchase 60,000 shares of common stock. Such options were originally scheduled to vest over a four year period based upon future service requirements. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in periods following the grant are subject to change each reporting period based upon changes in the market value of the Company's common stock, estimated volatility and risk free interest rates until the nonemployee completed performance under the option agreement and the options vest. The Company recorded total compensation expense of $305 in 1999, based on the fair value of the options at December 31, 1999 as determined using a Black-Scholes option pricing model. In 2000, the Company elected to accelerate the vesting on the remaining unvested options. Accordingly, the Company recorded total compensation expense, including that related to the accelerated vesting, of $324 in 2000, based on the fair value of the options at the vesting dates in 2000 as determined using the Black-Scholes option pricing model. No future compensation expense will be recorded on these 60,000 options.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      The following table summarizes stock option activity for 2000 through 2002:

                                                                              Weighted average exercise
                                                              Options              price per share
                                                     -------------------  -----------------------------
      Balance, December 31, 1999............                 1,437,904               $     8.72
           Granted..........................                   721,880                    13.17
           Exercised........................                  (37,325)                     3.11
           Cancelled........................                  (99,450)                    12.97
                                                     -------------------  -----------------------------
      Balance, December 31, 2000............                 2,023,009               $    10.20
           Granted..........................                   570,100                     5.85
           Cancelled........................                 (140,500)                    10.87
                                                     -------------------  -----------------------------
      Balance, December 31, 2001............                 2,452,609               $     9.15
           Granted..........................                   616,086                     7.91
           Exercised........................                   (31,050)                     4.70
           Cancelled........................                   (82,475)                     9.90
                                                     -------------------  -----------------------------
      Balance, December 31, 2002............                 2,955,170               $     8.91
                                                     ===================  =============================

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      As of December 31, 2002, the following options were outstanding and exercisable by price range as follows:

                                                   Outstanding                                Exercisable
                                   --------------------------------------------        ---------------------------
                                                    Weighted
                                                     average        Weighted                           Weighted
                                                    remaining       average                            average
          Range of exercise         Number of      contractual   exercise price        Number of    exercise price
                prices               options          life         per share            options       per share
          -----------------        ----------      -----------   --------------        ---------    --------------
          $   0.20 - 2.00            184,954       2.7 years      $      0.92            184,954     $      0.92
              4.63 - 7.00            831,411       7.5 years             5.48            414,136            5.48
              7.01 - 9.00            826,175       8.0 years             8.23            225,162            8.72
             9.05 - 12.00            526,600       5.4 years            10.12            410,962           10.18
            12.19 - 22.63            586,030       6.7 years            16.20            359,755           15.42
                                   ---------       ---------      -----------          ---------     -----------

                                   2,955,170       6.8 years      $      8.91          1,594,969     $      8.86
                                   =========       =========      ===========          =========     ===========

      The weighted average fair values of stock options granted to employees during 2002, 2001 and 2000 were $6.07, $4.57 and $10.72 per share, respectively, on the date of grant. The weighted average fair values of stock options granted to nonemployees during 2000 was $9.21 per share on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following assumptions:

                                                             2002              2001            2000
                                                          ----------  ---------------  -----------------
         Expected life in years
             Employees and directors...............            7                7               7
             Non-employees.........................       contractual     contractual      contractual
                                                             life             life             life
         Risk-free interest rate...................            4.30%           4.88 %           6.20 %
         Volatility................................              83%             85 %             90 %
         Expected dividend yield...................               --             -- %             -- %

      On September 18, 2002, the Company executed agreements with each of five officers of the Company that provided, among other things, for the accelerated vesting of unvested options upon a change of control of the Company. As of December 31, 2002, there were 688,000 options whose vesting would have accelerated as a result of these agreements if a change of control had occurred, and in this circumstance the Company would have recorded compensation expense of $242 as measured by the difference in the exercise price of the options with potentially accelerated vesting and the fair market value of the Company's common stock on the date the agreements were executed. A non-cash charge will be recorded in the future upon a change in control for only those options which would

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      have otherwise expired unvested except for the resulting acceleration of vesting as a result of these agreements.

(9)   Change in Accounting Principle

      In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements", implementing a change in revenue recognition policy for certain upfront payments received in international licensing arrangements for Periostat'r'. Effective January 1, 2000, upfront payments received from licensees, where the Company has continuing involvement, are now being deferred and recognized as license revenue over the estimated performance period of the individual license agreements. In previous years, prior to the Company's adoption of SAB 101, the Company recognized revenue when the upfront payments were received, generally upon the execution of each agreement. During 2002, 2001 and 2000, respectively, the Company recorded $59, $60 and $397 in license revenues which were deferred upon the implementation of SAB 101 as of January 1, 2000 and which were previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101.

      The consolidated statement of operations in 2000 has been presented in the accompanying consolidated financial statements based on this newly adopted revenue recognition policy. The change increased revenue and decreased net loss by $25 during 2000, excluding the cumulative effect of the change. During 2000, the Company recorded a $764 charge as a result of the cumulative effect of the change in accounting principle for revenue recognized prior to January 1, 2000. As of December 31, 2001, the Company has approximately $677 recorded as deferred revenue, $63 of which has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2001. As of December 31, 2002, the Company has approximately $620 recorded as deferred revenue, $59 of which has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2002.

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

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 2002 and 2001 are presented below:

                                                      2002         2001
                                                    --------     --------
      Deferred tax assets:
        Depreciation ...........................    $     16     $     --
        Net operating loss carryforwards .......      23,952       24,765
        Tax credit carryforwards ...............         874          850
        Accrued expenses .......................       1,053          800
        Deferred revenue .......................         242          275
                                                    --------     --------
             Total gross deferred tax assets ...      26,137       26,690
        Less valuation allowance ...............     (26,137)     (26,681)
                                                    --------     --------
             Total deferred tax assets .........           0            9
      Deferred tax liability:
        Depreciation ...........................           0           (9)
                                                    --------     --------
             Net deferred taxes ................    $     --     $     --
                                                    ========     ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2002 and 2001.

      The net change in the valuation allowance for the year ended December 31, 2002 was a decrease of approximately $544, related primarily to utilization of net operating losses in 2002. The net change in the valuation allowance for year ended December 31, 2001 was an increase of approximately $1,851, related primarily to additional net operating losses incurred by the Company.

      At December 31, 2002, the Company had approximately $62,000 of Federal and $33,000 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2008 and 2005, respectively, if not utilized. The Company also has research and development tax credit carryforwards of approximately $874 available to reduce Federal income taxes which begin

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      expiring in 2007. In addition, the Company had approximately $2,300 of foreign net operating loss carryforwards with an indefinite expiration date.

      Section 382 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's prior equity transactions, a portion of the net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2002, assuming no future ownership changes, approximately $35,000 is immediately available to offset future taxable income. In addition to the section 382 limitation, the state net operating loss carryforwards are subject to a $2,000 annual limitation.

      Reconciliations of the income tax expense (benefit) from the Federal statutory rates for 2002, 2001 and 2000 are as follows:


                                                                            Year ended December 31,
                                                              2002                    2001                   2000
                                                        ----------------    -----------------------  ------------------
       Statutory Federal income tax                     $  307     34.0%       (2,769)    -34.0%      (3,002)    -34.0%
       Adjustments resulting from:
         State taxes, net of Federal benefit.....           16      1.8%         (588)     -7.2%        (707)     -8.0%
         Permanent items and others..............          221     24.5%        1,506      18.5%         (52)     -0.6%
         Increase (decrease) in valuation
           allowance.............................         (544)   -60.3%        1,851      22.7%       3,761      42.6%
                                                        ------     ----       -------     -----      -------     -----
       Total income tax expense (benefit)........       $   --       --%      $    --        --%     $    --        --%


(11)  Technology License

      At the time of its formation in 1992, the Company entered into an agreement with SUNY whereby the Company received an option to acquire a certain technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed twenty years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is liable to SUNY for annual royalty fees based on net Periostat sales, if any, as defined in the agreement. Legal costs incurred by the Company in defending the patent

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      underlying the technology license, if any, are deducted from royalties paid to SUNY (See Note 12). A minimum annual royalty of $50 per year is required for the duration of the technology license. The Company incurred royalty expense for this technology of $1,563, $1,348 and $940 in 2002, 2001 and 2000, respectively.

      In addition, the Company is required to reimburse SUNY for certain patent related costs, as well as to support certain additional research efforts.

(12)  Commitments and Contingencies

      The Company maintains various operating leases, primarily for office space. As of December 31, 2002, future minimum rent payments under noncancellable operating leases are as follows:

                          2003...................           $     327
                          2004...................                 336
                          2005...................                 342
                          2006...................                 342
                          2007...................                 342
                          Thereafter.............                 530
                                                            ---------
                                 Total...........           $   2,219
                                                            =========

      Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled $356, $337 and $326, respectively.

      During 1999, the Company entered into a three-year co-promotion agreement under which the Company is committed to spend up to $1,000 annually for promotional expenses, as will be determined by mutual agreement of the parties, unless the agreement is earlier terminated. In September 2002, the Company amended this will be required to make certain annual minimum expenditures for Agreement and extended the term to December 31, 2003.

      Pursuant to the terms of the Atrix License Agreement (see note 6), the Company will be required to make certain annual minimum expenditures for the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets commencing with fiscal year 2003. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

      sales presentations over the first twenty-four (24) months of the agreement. The Company met the required spending requirement in 2002 related to this Agreement.

      On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm'TM' topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3,800, and no more than $2,750 and $1,037 of which shall be payable prior to January 1, 2004 and January 1, 2005, respectively. The Company paid $330 under this Agreement in 2002. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.

      On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders. In addition, under the agreement, certain product development functions shall be performed for the Company. Also under the agreement, the Company has committed to payments, in cash or at the Company's option, a combination of cash and the Company's common stock, upon the achievement of certain clinical and regulatory milestones in the event the Company pursues certain applications of the technology which could total up to $8,200 in the aggregate. Pursuant to the terms of such agreement, the Company shall also pay a percentage of certain net sales of products, if any, utilizing any part of the technology. The Company may terminate the agreement upon sixty days notice.

      During 2002, the Company entered into various obligations to purchase $1,411 of inventory from various suppliers over the next twelve months.

      On November 18, 2002, the Company filed a complaint and on February 2, 2003, the Company filed a preliminary injunction in the United States District Court for the Eastern District of New York seeking to prevent West-Ward Pharmaceutical Corporation from selling 20 mg. capsules of doxycycline hyclate to treat periodontal disease, which the Company believes infringe on patents covering the Company's Periostat product.

      The Company's suit alleges infringement on patents to which it is the exclusive licensee. The Company anticipates that its future legal costs in this matter will be reimbursed by SUNY. During 2002, the Company incurred $129 in legal defense costs, all of which were deducted from royalties paid to SUNY.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

(13)  401(k) Salary Reduction Plan

      In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the 401(k) Plan) available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary, as defined, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. During 2002, the Company made a discretionary contribution of $100 to the Plan. The Company did not make any contributions in 2001 or 2000.

(14)  Quarterly Financial Data (Unaudited)

      The tables below summarize the Company's unaudited quarterly operating results for 2002 and 2001.

                                                                          Three months ended
                                                  -------------------------------------------------------------
                                                      March 31,      June 30,       Sept. 30,        Dec. 31,
                                                       2002            2002           2002            2002
                                                    -----------     -----------    -----------     ------------
       Total revenues.......................        $    10,760      $   10,967     $   11,229      $    11,662
       Gross margin on product sales........              8,301           8,779          9,054            9,263
       Net income (loss)....................               (557)           (385)           756            1,088
       Net income (loss) allocable to
         common stockholders................               (977)           (794)           356              688
       Basic and diluted net loss per share
         allocable to common stockholders...              (0.09)          (0.07)          0.03             0.06

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

                                                                          Three months ended
                                                  -------------------------------------------------------------
                                                      March 31,      June 30,       Sept. 30,        Dec. 31,
                                                       2001            2001           2001            2001
                                                    -----------     -----------    -----------     ------------
    Total revenues..............................     $   7,024       $    8,711     $    9,249       $   10,248
    Gross margin on product sales...............         4,747            5,751           7,046           7,989
    Net loss....................................        (2,691)          (2,681)         (1,546)         (1,226)
    Net loss allocable to common stockholders...        (3,111)          (3,101)         (1,966)         (1,646)
    Basic and diluted net loss per share
      allocable to common stockholders..........         (0.33)           (0.29)          (0.18)          (0.15)


(15)  Subsequent Event

      On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result of the termination of the agreement, during the first quarter of 2003, the Company will accelerate the recognition of the remaining $220 of deferred revenue related to the $400 up-front payment received in 1996.

      On March 19, 2003, the Company announced that Brian M. Gallagher, PhD, the Company's chairman, chief executive officer and president, will be leaving the Company to pursue other interests. Dr. Gallagher has agreed to remain in his current position until a successor is appointed, and will work as a consultant for a period of time thereafter to ensure a smooth transition. The Company has established a search committee of the board of directors and has engaged an executive recruiting firm to help identify a successor to Dr. Gallagher.

      The Company has executed an agreement with Dr. Gallagher, pursuant to which Dr. Gallagher will be compensated for, among other things, his services during the transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company will recognize a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $250 in the first quarter of 2003. The Company has also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to CollaGenex for a period of 24 months following the employment of a new chief executive officer.

                COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)

-------------------------------------------------------------------------------------------------------------------------------
       Col A                 Col B                              Col C                      Col D                 Col E
-------------------------------------------------------------------------------------------------------------------------------
    Description         Balance at the                        Additions                 Deductions        Balance at the End
                      Beginning of Period                                                                      of Period
-------------------------------------------------------------------------------------------------------------------------------
Accounts Receivable                         Charged to Statement          Other
     Allowance:                                 of Operations
-------------------------------------------------------------------------------------------------------------------------------
        2002                 $ 950                 $ 3,462                 $ --           $ 3,000               $ 1,412

        2001                 $ 381                 $ 1,906                 $ --           $ 1,337               $   950

        2000                 $ 386                 $   824                 $ --           $   829               $   381
-------------------------------------------------------------------------------------------------------------------------------

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The dagger symbol shall be expressed as................................ 'D'