Form 10-Q
period 2003-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2003-05-15
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                       52-1758016
-------------------------------              ----------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

41 University Drive, Newtown, PA                                 18940
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (215) 579-7388
                        ---------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes:   X                                             No:
            ------                                              -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes:                                                 No:   X
            ------                                              -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 1, 2003:

         Class                                    Number of Shares
--------------------------                     ----------------------
Common Stock $.01 par value                          11,409,641


                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------



                                                                                                            Page

PART I.       FINANCIAL INFORMATION..................................................................         1

         Item 1.      Financial Statements...........................................................         1

                      Condensed Consolidated Balance Sheets as of March 31, 2003
                           (unaudited) and December 31, 2002.........................................         2

                      Condensed Consolidated Statements of Operations for the Three Months Ended
                            March 31, 2003 and 2002 (unaudited)......................................         3

                      Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                            March 31, 2003 and 2002 (unaudited)......................................         4

                      Notes to Condensed Consolidated Financial Statements (unaudited)...............         5

         Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................        10

                      Results of Operations..........................................................        12

                      Liquidity and Capital Resources................................................        16

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................        21

         Item 4.      Controls and Procedures........................................................        21

PART II.      OTHER INFORMATION......................................................................        22

         Item 2.      Changes in Securities and Use of Proceeds......................................        22

         Item 5.      Other Information..............................................................        22

         Item 6.      Exhibits and Reports on Form 8-K...............................................        24

SIGNATURES...........................................................................................        25

CERTIFICATIONS.......................................................................................        26

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                  (dollars in thousands, except per share data)

                                                                                 March 31,             December 31,
                                  Assets                                           2003                    2002
                                                                             --------------            -------------
                                                                                (unaudited)

Current assets:
   Cash and cash equivalents...........................................       $    10,129         $        10,112
   Accounts receivable, net of allowance of $1,587 and $1,412 at March
     31, 2003 and December 31, 2002, respectively......................             1,352                   2,142
   Inventories.........................................................             1,511                   1,415
   Prepaid expenses and other current assets...........................             2,159                   1,630
                                                                              -------------        ----------------
         Total current assets..........................................            15,151                  15,299
Equipment and leasehold improvements, net..............................               619                     559
Deferred license fees..................................................             1,603                   1,749
Other assets...........................................................                27                      27
                                                                              -------------        ----------------
         Total assets..................................................       $    17,400           $      17,634
                                                                              ==============        ===============

                      Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable....................................................       $     3,385           $       3,616
   Accrued expenses....................................................             3,670                   4,305
   Preferred dividends payable.........................................                --                     800
                                                                              -------------        ----------------
         Total current liabilities.....................................             7,055                   8,721
                                                                              -------------        ----------------
Deferred revenue.......................................................               351                     561

Commitments and Contingencies

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at March 31, 2003 and December 31, 2002
     (liquidation value of $20,000); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at March 31, 2003 and December 31,
     2002..............................................................                 2                       2
   Common stock, $0.01 par value; 25,000,000 shares authorized,
     11,406,204 and 11,377,631 shares issued and outstanding at March
     31, 2003 and December 31, 2002, respectively......................               114                     114
   Additional paid in capital..........................................            83,331                  82,917
   Accumulated deficit.................................................           (73,453)                (74,681)
                                                                              -------------        ----------------
         Total stockholders' equity....................................             9,994                   8,352
                                                                              -------------        ----------------
         Total liabilities and stockholders' equity....................       $    17,400           $      17,634
                                                                              =============        ================

See accompanying notes to unaudited condensed consolidated financial statements.


                                           COLLAGENEX PHARMACEUTICALS, INC.
                                                   AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Operations
                                  For the Three Months Ended March 31, 2003 and 2002
                                     (dollars in thousands, except per share data)
                                                      (unaudited)


                                                                                    Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                     2003                  2002


Revenues:
   Net product sales...................................................        $     11,370          $      9,881
   Contract revenues...................................................                 550                   792
   License revenues....................................................                 237                    87
                                                                                -----------           -----------
        Total revenues.................................................              12,157                10,760
                                                                                -----------           -----------

Operating expenses:
   Cost of product sales...............................................               1,914                 1,580
   Research and development............................................               1,023                   829
   Selling, general and administrative - other.........................               7,766                 8,928
   Selling, general and administrative -
     stock compensation charge.........................................                 251                    --
                                                                                -----------           -----------
         Total operating expenses......................................              10,954                11,337
                                                                                -----------           -----------

Other income (expense):
   Interest income.....................................................                  31                    22
   Interest expense....................................................                  --                    (1)
   Other expense.......................................................                  (6)                   (1)
                                                                                -----------           -----------
         Net income (loss).............................................               1,228                  (557)
Preferred stock dividend...............................................                 400                   420
                                                                                -----------           -----------
Net income (loss) allocable to common stockholders.....................        $        828          $       (977)
                                                                                ============          ============

Net income (loss) per basic share allocable to common stockholders.....        $       0.07          $      (0.09)
                                                                                ============          ============
Weighted average shares used in computing net income (loss) per basic
   share allocable to common stockholders..............................          11,394,226            11,078,258
                                                                                ============          ============
Net income (loss) per diluted share allocable to common stockholders...        $       0.07          $      (0.09)
                                                                                ============          ============
Weighted average shares used in computing net income (loss) per diluted
   share allocable to common stockholders..............................          12,181,045            11,078,258
                                                                                ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                            COLLAGENEX PHARMACEUTICALS, INC.
                                                    AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Cash Flows
                                   For the Three Months Ended March 31, 2003 and 2002
                                                 (dollars in thousands)
                                                      (unaudited)
                                                                                      Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                        2003                  2002
                                                                                    --------------------------------
Cash flows from operating activities:
   Net income (loss).....................................................      $       1,228         $        (557)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Non-cash compensation expense...................................                251                    --
         Depreciation and amortization expense...........................                222                    90
         Accounts receivable provisions..................................                175                   156
       Changes in operating assets and liabilities:
         Accounts receivable.............................................                615                (1,376)
         Inventories.....................................................                (96)                  (81)
         Prepaid expenses and other assets...............................               (529)                  (86)
         Accounts payable................................................               (231)                  667
         Accrued expenses................................................               (635)                 (591)
         Deferred revenue................................................               (210)                  (62)
                                                                                -------------          ------------
             Net cash provided by (used in) operating activities.........                790                (1,840)
                                                                                -------------          ------------
Cash flows from investing activities:
   Capital expenditures..................................................               (136)                 (167)
                                                                                -------------          ------------
             Net cash used in investing activities.......................               (136)                 (167)
                                                                                -------------          ------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock............................                163                    51
   Payment of preferred dividends........................................               (800)                   --
   Repayment of long-term debt...........................................                 --                   (20)
                                                                                -------------          ------------
             Net cash provided by (used in) financing activities.........               (637)                   31
                                                                                -------------          ------------
             Net increase (decrease) in cash and cash equivalents........                 17                (1,976)
Cash and cash equivalents at beginning of period.........................             10,112                 6,171
                                                                                -------------          ------------
Cash and cash equivalents at end of period...............................      $      10,129         $       4,195
                                                                                =============          ============
Supplemental schedule of noncash investing and financing
   activities:

Common stock dividends issued or issuable on preferred stock......             $          --         $         420
                                                                                =============          ============
     Issuance of warrants to purchase common stock in connection with
         equity line.....................................................      $          --         $         248
                                                                                =============          ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest............................      $          --         $           1
                                                                                =============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                             (dollars in thousands)
                                   (Unaudited)

Note 1 -- Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2002 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2003, their results of operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

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

     The Company has elected to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As set forth below, the pro forma disclosures of net loss allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                          2003            2002
                                                          ---------------------
 Net income (loss) allocable to common stockholders:
      As reported..............................          $  828        $  (977)
      Add: Stock-based employee
      compensation expenses included in
      net loss allocable to common
      stockholders reported....................              --             --
      Less: Stock-based employee
      compensation under fair value based method         (1,194)          (934)
                                                        ---------      ---------
      Pro forma................................          $ (366)       $(1,911)

 Basic and diluted net loss per
      share allocable to common
      stockholders:
      As reported..............................          $ 0.07        $ (0.09)
                                                        ==========     =========

      Pro forma................................          $(0.03)       $ (0.17)
                                                        ==========     =========

Note 2 -- Inventories

     Inventories at March 31, 2003 and December 31, 2002 consist of the following:

                                             2003                     2002
                                   ------------------        ------------------
Raw materials.................      $             119        $             233
Work-in-process...............                     56                       56
Finished goods................                  1,336                    1,126
                                    -----------------        -----------------
                                    $           1,511        $           1,415
                                    =================        =================
Note 3 - Line of Credit

     The Company has a revolving credit facility with Silicon Valley Bank, which expires on March 15, 2004. The Company may borrow up to the lesser of $4,000 or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to the Company is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1,500. On March 26, 2002, the Company initially secured its expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research

Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1,343. This purchase order commitment was fulfilled at March 31, 2003. On April 1, 2003, the Company secured its expected purchase order commitments for the next twelve months with a letter of credit for approximately $1,061. As the Company continues to pay down amounts under the letter of credit, the amount available to it under the Facility will increase. The Company is not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's common stock. The Company must also maintain a certain tangible net worth of $5,000, subject to certain upward adjustments, as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2,000 in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, the Company has secured its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of its assets, including intellectual property. As of March 31, 2003, the Company had no borrowings outstanding against the credit facility.

Note 4 -- Commitments and Contingencies

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which the Company is committed to spend up to $1,000 annually for promotional expenses. In September 2002, the parties amended this agreement and extended the term thereof to December 31, 2003 and will be required to make certain annual expenditures.

     On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R) FreeFlow and Atrisorb(R)-D, to the United States dental market. Pursuant to the terms of the Atrix License Agreement, the Company will be required to make certain annual minimum expenditures for the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a separate Atrix product that the Company markets commencing with fiscal year 2003. Additionally, the Company must maintain a minimum amount of full time sales professionals and make a specific amount of sales presentations through August 2003.

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3,700, and no more than $2,650 and $1,037 of which shall be payable prior to January 1, 2004 and January 1, 2005, respectively. The Company paid $38 under this Agreement in the three months ended March 31, 2003. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.

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

     On November 18, 2002, the Company filed a complaint and on February 13, 2003, the Company filed a preliminary injunction in the United States District Court for the Eastern District of New York seeking to prevent West-ward Pharmaceutical Corporation from selling 20 mg. capsules of doxycycline hyclate to treat periodontal disease, which the Company believes infringe patents covering the Company's Periostat product.

     The Company's suit alleges infringement on patents to which it is the exclusive licensee. The Company anticipates that its future legal costs in this matter will be reimbursed by SUNY pursuant to a Technology License Agreement with the University. During the three months ended March 31, 2003, the Company incurred $198 in legal defense costs, all of which were deducted from royalties payable to SUNY.

Note 5 -- Succession Plan for Chief Executive Officer

     On March 19, 2003, the Company announced that Brian M. Gallagher, Ph.D., the Company's chairman, chief executive officer and president, will be leaving the Company to pursue other interests. Dr. Gallagher has agreed to remain in his current position until a successor is appointed, and will work as a consultant for a period of time thereafter to ensure a smooth transition.

     The Company has executed an agreement with Dr. Gallagher, pursuant to which Dr. Gallagher will be compensated for, among other things, his services during the transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company has recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $251 during the three months ended March 31, 2003. The Company has also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to CollaGenex for a period of 24 months following the employment of a new chief executive officer.

Note 6 -- Termination of License Agreement

     On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result of the termination of the agreement, during the first quarter of 2003, the Company accelerated the recognition of the remaining $222 of unamortized deferred revenue related to the $400 up-front payment received in 1996.

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

     We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own professional pharmaceutical sales force of approximately 115 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R) and Atrisorb FreeFlow(R), and, in February 2002, Atrisorb-D(R), to the United States dental market. In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a mid-potency topical corticosteroid product developed by Altana Inc. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we have begun to jointly market Sirius' AVAR(TM) product line and Pandel to dermatologists in the United States. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix dental products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico. Our sales force also co-promotes Vioxx(R), a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, effective October 1, 2002, Denavir(R), a topically applied prescription medication for the treatment of recurrent cold sores in adults, for Novartis Consumer Health, Inc.

     With the exception of the year ended December 31, 2002 and the three months ended March 31, 2003, during which year and quarter we achieved net income of approximately $900,000 and $828,000, respectively, we have incurred losses each year since inception and have an accumulated deficit of $73.5 million at March 31, 2003.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of CollaGenex's sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, including risks relating to the outcome and consequences of our patent litigation against West-ward Pharmaceutical Corporation, risks that the FDA will approve products, such as West-ward's product, that will compete with and limit the market for Periostat, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. CollaGenex's success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. There can be no assurance that CollaGenex's product candidates (other than the FDA's approval of Periostat for marketing in the United States, the United Kingdom Medicines Control Agency's approval of Periostat for marketing in the United Kingdom and Periostat's marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Vioxx, Denavir, Pandel, Atridox, Atrisorb-FreeFlow, Atrisorb-D or the AVAR product line. As a result of such risks and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, CollaGenex's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(R), The Whole Mouth Treatment(R), Restoraderm(TM) and Dentaplex(R) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R) and IMPACS(TM) are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R), Dentaplex(R), Restoraderm(R), Dermastat(R) , Periocycline(R), Periostatus(R) and Periostan(R) are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex(R), PS20(R), "C" Logo(R) and The Whole Mouth Treatment(R) are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline(TM) and Periostan(TM) are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

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

     We recognize product sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business. Our contract revenues are fee-based arrangements where revenue is earned as prescriptions are written. Accordingly, since we never take title to the product being promoted, no significant obligations exist beyond the point that the fee is earned and is recognized as revenue.

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

Results of Operations

     During the three months ended March 31, 2003, we achieved net product sales of $11.4 million from the sale of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel. In addition, during the three months ended March 31, 2003, we generated $550,000 in contract revenues mainly from our co-promotion activities with respect to Vioxx and Denavir and $237,000 in international licensing revenues.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

-------------------------------------------------------------------------------
Revenues
(dollars in thousands)        2003             Change            2002
-------------------------------------------------------------------------------
Net Product Sales........ $      11,370         15.1%        $       9,881
-------------------------------------------------------------------------------
Contract Revenues........           550        (30.6%)                 792
-------------------------------------------------------------------------------
License Revenues.........           237        172.4%                   87
                          -------------                      -------------
-------------------------------------------------------------------------------
     Total............... $      12,157         13.0%        $      10,760
-------------------------------------------------------------------------------

     Total revenues during the three months ended March 31, 2003 were $12.2 million, representing a 13.0% increase over total revenues of $10.8 million during the three months ended March 31, 2002. Such 2003 revenues included approximately $11.4 million in net product sales of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel, $550,000 in contract revenues, which were derived from our co-promotion of Vioxx and Denavir, and $237,000 of international licensing revenues for Periostat. Net product sales increased $1.5 million, or 15.1% to $11.4 million during the three months ended March 31, 2003 compared to $9.9 million during the three months ended March 31, 2002 due to higher sales of Periostat and the addition of Pandel, which we launched on July 1, 2002.

     Contract revenues for the three months ended March 31, 2003 declined 30.6% to $550,000 from $792,000 during the three months ended March 31, 2002, primarily due to the absence of Pandel contract revenues during 2003 and slightly lower Vioxx-related revenues, which were partially offset by the addition of Denavir contract revenues in 2003.

     We recorded $15,000 and $16,000 in licensing revenues for the three months ended March 31, 2003 and March 31, 2002, respectively. This revenue was attributable to our recognition of previously recognized up-front license fees received for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We also recorded licensing revenues of $222,000 and $46,000 during the three months ended March 31, 2003 and 2002, respectfully, that represent previously deferred foreign up-front licensing fees where the recognition of revenue was accelerated in connection with certain licensing agreements that were mutually terminated during the respective quarters. Additionally, during the three months ended March 31, 2002, we recognized $25,000 in license milestone fees received from a foreign licensing partner.

Cost of Product Sales

-------------------------------------------------------------------------------
Cost of Product Sales                          2003        Change        2002
(dollars in thousands)
-------------------------------------------------------------------------------
Cost of Product Sales....................   $  1,914       21.1%      $  1,580
-------------------------------------------------------------------------------
Percent of Net Product Sales.............       16.8%       N/A           16.0%
-------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $1.9 million, or 16.8% of product sales during the three months ended March 31, 2003, compared to $1.6 million, or 16.0% of product sales during the three months ended March 31, 2002. During the three months ended March 31, 2003, cost of product sales increased in absolute dollars as a result of sales increases and as a percentage of product sales due to product mix, compared to the three months ended March 31, 2002, primarily due to increased cost of sales associated with Pandel, which was launched in July 2002 and which has lower gross margins than Periostat.

Research and Development

-------------------------------------------------------------------------------
Research and Development                       2003        Change        2002
(dollars in thousands)
-------------------------------------------------------------------------------
Research and development..................   $  1,023       23.4%     $   829
-------------------------------------------------------------------------------
Percentage of Total revenues..............        8.4%       N/A          7.7%
-------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $194,000, or 23.4%, to $1.0 million during the three months ended March 31, 2003 from $829,000 during the three months ended March 31, 2002.

     Development projects conducted during the three months ended March 31, 2003 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $320,000 and $49,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If successful, additional expenses could be as much as $4.4 million through 2006.

     Clinical projects totaling $248,000 were conducted during the three months ended March 31, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications and including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the development of Periostat for any indication.

     Other research and development expenses incurred during the three months ended March 31, 2003 included $11,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and $162,000 for various regulatory costs, including annual FDA filing fees, legal and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended March 31, 2003 were $140,000. Additionally, during such period we incurred $93,000 in consulting, travel and other office expenses.

     Development projects contracted during the three months ended March 31, 2002 included our continuation of a feasibility study and formulation development work for a once-a-day formulation of Periostat and our Restoraderm technology, which totaled $155,000 and $70,000, respectively.

     Clinical projects totaling $273,000 were conducted during the three months ended March 31, 2002 and included several Phase IV studies for Periostat in various dental indications and the continuation of clinical trials for Periostat in dermatological indications.

     Other research and development expenses incurred during the three months ended March 31, 2002 included $44,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $61,000 for various regulatory costs, including annual FDA filing fees and legal and regulatory expenses in the United States. Research and development expenses incurred during the three months ended March 31, 2002 also included

$145,000 in direct salaries and other personnel related expenses and $81,000 relating to travel and other office expenses.

Selling, General and Administrative
--------------------------------------------------------------------------------
Selling, General and Administrative           2003        Change         2002
(dollars in thousands)
-------------------------------------------------------------------------------
Selling, General and Administrative -
other.....................................  $ 7,766       (13.0%)       $ 8,928
-------------------------------------------------------------------------------
Selling, General and Administrative -
stock compensation charge.................      251         100%             --
-------------------------------------------------------------------------------
Subtotal..................................    8,017       (10.2%)         8,928
-------------------------------------------------------------------------------
Percentage of Total Revenues..............     65.9%         N/A           83.0%
-------------------------------------------------------------------------------

     Selling, general and administrative, other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

     Selling, general and administrative - other expenses decreased 13.0% to $7.8 million during the three months ended March 31, 2003 from $8.9 million during the three months ended March 31, 2002. This decrease of $1.1 million was primarily the result of a $1.7 million reduction in selling and marketing expenditures for Periostat, offset in part by approximately $300,000 in additional promotional expenses for the Atrix dental products and Pandel and $300,000 in increased administrative costs.

     Significant components of selling, general and administrative - other expenses incurred during the three months ended March 31, 2003 included $4.0 million in direct selling and sales training expenses, $2.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix products and co-promotion expenses relating to Vioxx and Pandel) and $1.7 million in general and administrative expenses, which include business development, finance and corporate activities. Significant components of selling, general and administrative expenses during the three months ended March 31, 2002 included $4.4 million in direct selling and training expenses, $3.2 million in marketing expenses (including Periostat Direct-to-Consumer advertising expenditures, launch expenses for the Atrix products and co-promotion expenses related to Vioxx and Pandel) and $1.4 million in general and administrative expenses, which included business, development, finance and corporate activities.

     Selling, general and administrative - stock compensation charge of $251,000 during the three months ended March 31, 2003 resulted from certain modifications made to stock option agreements held by Brian M. Gallagher, Ph.D., our chairman, chief executive officer and president, in connection with a Transition Agreement we executed with Dr. Gallagher on March 18, 2003.

Other Income/Expense

-------------------------------------------------------------------------------
Other Income/Expense                     2003          Change             2002
-------------------------------------------------------------------------------
Interest income...................   $    31,000         40.9%      $    22,000
-------------------------------------------------------------------------------
Interest expense..................   $        --          100%      $     1,000
-------------------------------------------------------------------------------
Other expense.....................   $     6,000          500%      $     1,000
-------------------------------------------------------------------------------

     Interest income increased to $31,000 for the three months ended March 31, 2003 compared to $22,000 for the three months ended March 31, 2002. This increase was due to higher average investment balances in 2003. Interest expense for the three months ended March 31, 2003 was zero, compared to $1,000 for the three months ended March 31, 2002. Other expenses increased to $6,000 for the three months ended March 31, 2003 compared to $1,000 for the three months ended March 31, 2002. Such increase was attributable to foreign currency transaction gains.

Preferred Stock Dividend

     Preferred stock dividends were $400,000 and $420,000 during each of the three months ended March 31, 2003 and March 31, 2002, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our Common Stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

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

     All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and askedprices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of March 31, 2003, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     We have a revolving credit facility with Silicon Valley Bank which expires on March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On March 26, 2002, we initially secured our expected purchase order commitments for Periostat from Pharmaceutical Manufacturing Research Services, Inc., a contract manufacturing company, with a letter of credit under the credit facility for approximately $1.3 million. This purchase order commitment was fulfilled at March 31, 2003. On April 1, 2003, we secured our expected purchase order commitments for the next twelve months with a letter of credit for approximately $1.1 million. As we continue to pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, we, among other things, shall not: (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must also maintain a certain tangible net worth of $5.0 million, subject to certain upward adjustments, as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of March 31, 2003, we had no borrowings outstanding against the credit facility.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and

Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002 (which requirement we met during 2002); (iv) we have agreed to maintain, through August 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we agreed that the Atrix products would be the subject of a specific number of detail calls in the United States during 2002, which we achieved. We are also required to make certain annual minimum expenditures for advertising and promotional activities over the term of the agreement beginning January 1, 2003, including: (i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     At March 31, 2003 and December 31, 2002, we had cash and cash equivalents of approximately $10.1 million. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at March 31, 2003 was $8.1 million, an increase of $1.5 million from $6.6 million at December 31, 2002. This increase was primarily attributable to operating profitability. During the three months ended March 31, 2003, we generated $790,000 in cash from our operating activities principally from net income of $1.2 million less changes in certain assets and liabilities. We invested $136,000 in capital expenditures and received $163,000 in proceeds from the exercise of stock options and warrants to purchase common stock and we paid $800,000 in cash dividends to the holders of our Series D preferred stock.

     Prior to the third quarter of 2002, we had negative cash flows from operations and have used the net proceeds of public and private placements of our equity to fund operations. We currently believe that projected increases in sales of our United States marketed products in combination with contract and license revenues, working capital at March 31, 2003 and available cash inflows from our revolving credit facility with Silicon Valley Bank will allow us to fund our operations, capital expenditures and preferred stock dividend requirements into 2004. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. Contract and license revenues include receipts from co-promotion agreements and performance milestones. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

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

Contractual Obligations

     Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D preferred stock, operating leases for our office space and contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products we are currently detailing. Additionally, we also expect to make certain inventory purchases from our contract manufacturer of Periostat, guaranteed by our irrevocable Letter of Credit with Silicon Valley Bank.

         Below is a table which presents our contractual obligations and commercial commitments as of March 31, 2003:


                                                             Payments Due by Period

----------------------------------------------------------------------------------------------------------------------
 Contractual Obligations          Total                2003            2004 and          2006 and         2008 and
                                                                         2004              2007             after
----------------------------------------------------------------------------------------------------------------------
Operating Leases(1)......       $2,137,000           $245,000          $678,000          $684,000         $530,000
----------------------------------------------------------------------------------------------------------------------
Unconditional Purchase                                (3) (4)
   Obligations...........       $1,061,000         $1,061,000(2)          (4)              (4)              (4)
----------------------------------------------------------------------------------------------------------------------
Cash Dividends on
   Series D Preferred
   Stock.................     $7,200,000(5)         $800,000(5)      $3,200,000(5)    $3,200,000(5)         (5)
----------------------------------------------------------------------------------------------------------------------
Consulting Payments......      $649,000(6)              (6)           $649,000(6)          - -              - -
----------------------------------------------------------------------------------------------------------------------
Total Contractual              $11,047,000          $2,106,000        $4,527,000      $3,884,000          $530,000
   Obligations...........
----------------------------------------------------------------------------------------------------------------------

     (1) Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania.

     (2) Such amount represents purchase order commitments for inventory purchases with various suppliers.

     (3) Under the terms of our Co-Promotion Agreement with Merck & Co., Inc. for Vioxx, which expires December 31, 2003, we are obligated to spend up to $1.0 million annually for promotional expenses, or such lesser amount as will be determined by mutual agreement of the parties.

     (4) We will be required to make certain annual minimum expenditures for advertising and promotional activities amounting to: (i) the lesser of $4.0 million or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and
          (ii) the lesser of $2.0 million or 30% of our contribution margin (as defined in the agreement) relating to a separate Atrix product that we market. See further information regarding the Atrix License and
          Marketing   Agreement   under  the  heading   "Liquidity  and  Capital
          Resources."

     (5) Pursuant to the terms of our Series D Cumulative Convertible preferred stock and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum. See further information regarding our Series D preferred stock under the heading "Liquidity and Capital Resources."

     (6) Such amount represents consulting payments to be made to Brian M. Gallagher, our chief executive officer and president, upon his separation from the Company and pursuant to the terms of a consulting agreement executed March 18, 2003.

     In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments in 2004.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.7 million, and no more than $2.7 million and $1.0 million of which shall be payable prior to January 1, 2004 and January 1, 2005, respectively. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We had cash equivalents at March 31, 2003 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at March 31, 2003.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

     Option Grants

     During the first quarter of 2003, we granted stock options pursuant to our 1996 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                                     Weighted
                   Number                             Average
                 of Shares                        Exercise Price
                 ---------                        --------------

                  432,400                            $10.0421

     We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

Item 5. Other Information.

Data Evaluating Periostat Presented

     On March 13, 2003, we announced that data from four studies evaluating the use of Periostat to treat patients with dental and medical disorders would be presented at the American Association for Dental Research (AADR) annual meeting in San Antonio, Texas, March 12-15, 2003. Two independent studies document the adjunctive use of Periostat in the treatment of periodontitis patients with diabetes, a third abstract describes the impact of Periostat on biomarkers of systemic inflammation in patients with acute coronary syndromes and a fourth paper describes the use of Periostat to modulate wound healing in patients undergoing a form of periodontal surgery called Access Flap Surgery.

Succession Plan for Chief Executive Officer

     On March 19, 2003, we announced that Brian M. Gallagher, Ph.D., chairman of the board, chief executive officer and president of the Company will be leaving the Company to pursue other interests. Dr. Gallagher has agreed to remain in his current position until a successor is appointed, and he will work closely with the Company as a consultant for a period of time thereafter to ensure a smooth transition.

     We have executed an agreement with Dr. Gallagher pursuant to which we will compensate Dr. Gallagher for, among other things, his services during the transition period and to recognize his historical contributions to the Company. As a result of this agreement, we recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $251,000 in the first quarter of 2003. We also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to the Company for a period of 24 months following the appointment of a new chief executive officer.

Co-Promotion Agreement

     On March 20, 2003, we announced that we had entered into a Co-Promotion Agreement with Sirius Laboratories, Inc., pursuant to which we will jointly market Sirius' AVAR(TM) product line and Pandel to dermatologists in the United States.

Phase II Metastat Clinical Trial Enrollment

     On March 28, 2003, we announced that the AIDS Malignancy Consortium (AMC) had completed enrollment in and closed to accrual a Phase II study evaluating the efficacy of Metastat, an orally-active angiogenesis inhibitor developed by the Company in treating HIV-related Kaposi's sarcoma. This study is being sponsored by the National Cancer Institute (NCI) pursuant to our Cooperative Research and Development Agreement with the NCI for Metastat.

Marketing Authorizations

     On April 1, 2003, we announced that we had received marketing authority for Periostat from the Swiss regulatory authority, SwissMedic. As previously announced, we executed an exclusive marketing and distribution agreement with Karr Dental Ltd., a Zurich-based company, with respect to the marketing and distribution of Periostat tablets in Switzerland. It is anticipated that Periostat will be introduced in Switzerland in approximately 6 months, following completion of product labeling in the German, Italian and French languages.

     On April 3, 2003, we announced that our Canadian licensing partner, Pharmascience Inc., had received marketing authorization for Periostat from the Canadian Therapeutic Products Program of Health Canada. Pharmascience Inc. will be responsible for all sales activity for Periostat in the Canadian market. We will receive royalties on sales of Periostat in Canada, along with milestones associated with the achievement of certain specific commercial objectives.

Publication of Periostat Acne Data in Archives of Dermatology

     On April 22, 2003, we announced that the April issue of the peer-reviewed journal, Archives of Dermatology, features a report describing the outcome of a multi-center, randomized, placebo-controlled Phase II clinical trial of Periostat in the treatment of moderate facial acne. The study was designed to determine whether Periostat improved clinical outcome in patients with moderate acne compared to placebo, without causing negative effects on the skin flora or significant side effects.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

          On February 14, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to our patent litigation against West-ward Pharmaceutical Corporation.

          On March 19, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the succession plan for our chief executive officer and president, Brian M. Gallagher, Ph.D.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CollaGenex Pharmaceuticals, Inc.



Date:    May 15, 2003                By: /s/ Brian M. Gallagher, Ph.D.
                                         -------------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:    May 15, 2003                By:/s/ Nancy C. Broadbent
                                        --------------------------------------
                                        Nancy C. Broadbent
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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





                                     /s/ Brian M. Gallagher, Ph.D.
                                     ------------------------------------
Dated:   May 15, 2003                Brian M. Gallagher, Ph.D.
                                     Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



                                       /s/ Nancy C. Broadbent
                                      ----------------------------------
Dated:   May 15, 2003                  Nancy C. Broadbent
                                       Chief Financial Officer