Form 10-Q
period 2003-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2003-08-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      52-1758016
--------------------------------              -------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization                      Identification No.)

41 University Drive, Newtown, PA                                 18940
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (215) 579-7388
                        --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:   X                                  No:
                   ------                                  -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes:                                     No:   X
                   ------                                  -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of July 25, 2003:

                Class                                 Number of Shares
    -------------------------------            -----------------------------
       Common Stock $.01 par value                      11,498,960

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                          -----
PART I.  FINANCIAL INFORMATION..........................................     1

   Item 1.  Financial Statements (unaudited)............................     1

          Condensed Consolidated Balance Sheets as of June 30, 2003
              (unaudited) and December 31, 2002.........................     2

          Condensed Consolidated Statements of Operations for the Three
              Months Ended June 30, 2003 and 2002 (unaudited)...........     3

          Condensed Consolidated Statements of Operations for the Six
              Months Ended June 30, 2003 and 2002 (unaudited)...........     4

          Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2003 and 2002.......................     5

          Notes to Condensed Consolidated Financial Statements
              (unaudited)...............................................      6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     12

               Results of Operations....................................     14

               Liquidity and Capital Resources..........................     22

   Item 3.  Quantitative and Qualitative  Disclosures  About Market Risk     27

   Item 4.  Controls and Procedures.....................................     27

PART II. OTHER INFORMATION..............................................     29

   Item 1.  Legal Proceedings...........................................     29

   Item 2.  Changes in Securities and Use of Proceeds...................     31

   Item 4.  Submission of Matters to a Vote of Security Holders.........     32

   Item 5.  Other Information...........................................     32

   Item 6.  Exhibits and Reports on Form 8-K............................     35

SIGNATURES..............................................................     36

                          PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements (unaudited).


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                  (dollars in thousands, except per share data)
                                  (unaudited)

                                                                      JUNE 30,    DECEMBER 31,
                      ASSETS                                            2003          2002
                                                                     -----------  ------------
Current assets:

  Cash and cash equivalents.......................................   $  11,455    $ 10,112
  Accounts receivable, net of allowance of $1,700 and $1,412 at
   at June 30, 2003 and December 31, 2002, respectively...........       1,741       2,142
  Inventories.....................................................       1,689       1,415
  Prepaid expenses and other current assets.......................       1,995       1,630
                                                                      ---------   ---------
      Total current assets........................................      16,880      15,299
Equipment and leasehold improvements, net.........................         631         559
Deferred license fees.............................................       1,456       1,749
Other assets......................................................          27          27
                                                                      ---------   ---------
      Total assets................................................   $  18,994    $ 17,634
                                                                     =========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable................................................   $   3,309    $  3,616
  Accrued expenses................................................       3,209       4,305
  Preferred dividends payable.....................................          --         800
                                                                      ---------   ---------
      Total current liabilities...................................       6,518       8,721
                                                                      ---------   ---------
Deferred revenue..................................................         342         561

Commitments and Contingencies

Stockholders' equity:

  Preferred stock, $0.01 par value, 5,000,000 shares authorized;
   200,000 shares of Series D cumulative  convertible preferred stock issued and outstanding at June 30, 2003 and December
   31, 2002 (liquidation  value of $20,000);  150,000 shares of
   Series A participating preferred stock, $0.01 par value,
   designated and no shares issued and outstanding at June 30,
   2003 and December 31, 2002.....................................           2           2
  Common stock, $0.01 par value; 25,000,000 shares authorized,
   11,495,837 and 11,377,631 shares issued and outstanding at
   June 30, 2003 and December 31, 2002, respectively..............         115         114
  Additional paid in capital......................................      83,872      82,917
  Accumulated deficit.............................................     (71,855)    (74,681)
                                                                      ---------   ---------
      Total stockholders' equity..................................      12,134       8,352
                                                                      ---------   ---------
      Total liabilities and stockholders' equity..................   $  18,994    $ 17,634
                                                                     =========    ========


See accompanying notes to unaudited condensed consolidated financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2003 and 2002
                 (dollars in thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended June 30,
                                                                     -------------------------------
                                                                         2003               2002
                                                                     -----------         -----------
Revenues:
  Net product sales...............................................     $ 11,750          $ 10,377
  Contract revenues...............................................          503               555
  License revenues................................................          433                35
                                                                       --------          --------
      Total revenues..............................................       12,686            10,967
                                                                       --------          --------
Operating expenses:
  Cost of product sales...........................................        1,738             1,598
  Research and development........................................        1,654               771
  Selling, general and administrative.............................        7,718             8,998
                                                                       --------          --------
      Total operating expenses....................................       11,110            11,367

Other income (expense):
  Interest income.................................................           25                15
  Interest expense................................................           --                (1)
  Other (expense) income..........................................           (4)                1
                                                                       --------          --------
      Net income (loss)...........................................        1,597              (385)
Preferred stock dividend..........................................          400               409
                                                                       --------          --------
Net income (loss) allocable to common stockholders................     $  1,197          $   (794)
                                                                       ========          =========
Net income (loss) per basic share allocable to common
  stockholders....................................................     $   0.10          $  (0.07)
                                                                       ========          =========
Weighted average shares used in computing net income (loss) per
  basic share allocable to common stockholders....................   11,427,420        11,163,585
                                                                     ===========      ============
Net income (loss) per diluted share allocable to common
  stockholders....................................................     $   0.10          $  (0.07)
                                                                     ===========      ============
Weighted average shares used in computing net income (loss) per
  diluted share allocable to common stockholders..................   12,369,971        11,163,585
                                                                     ===========      ============


See accompanying notes to unaudited condensed consolidated financial statements


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                For the Six Months Ended June 30, 2003 and 2002
                 (dollars in thousands, except per share data)
                                   (unaudited)
                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                                2003          2002
                                                                            -----------    ----------
Revenues:
  Net product sales....................................................      $ 23,120       $ 20,258
  Contract revenues....................................................         1,053          1,347
  License revenues.....................................................           670            122
                                                                             --------        -------
      Total revenues...................................................        24,843         21,727
                                                                             --------        -------
Operating expenses:
  Cost of product sales................................................         3,652          3,178
  Research and development.............................................         2,621          1,580
  Selling, general and administrative - other..........................        15,540         17,946
  Selling, general and administrative -
   stock compensation charge...........................................           251             --
                                                                             --------        -------
      Total operating expenses.........................................        22,064         22,704
                                                                             --------        -------
Other (expense) income:
  Interest income......................................................            56             37
  Interest expense.....................................................            --             (2)
  Other expense........................................................           (10)            --
                                                                             --------        -------
      Net income (loss)................................................         2,825           (942)
Preferred stock dividend...............................................           800            829
                                                                             --------        -------
Net income (loss) allocable to common stockholders.....................      $  2,025       $ (1,771)
                                                                            =========       ========
Net income (loss) per basic share allocable to
  common stockholders..................................................      $   0.18       $  (0.16)
                                                                            =========       ========
Weighted average shares used in computing net income (loss)
  per basic share allocable to common stockholders.....................    11,410,914     11,122,041
                                                                           ==========     ==========
Net income (loss) per diluted share allocable to common
  stockholders.........................................................      $   0.17       $  (0.16)
                                                                            =========       ========
Weighted average shares used in computing net income (loss) per
  diluted share allocable to common stockholders.......................    12,252,893     11,122,041
                                                                           ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
                             (dollars in thousands)
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                2003            2002
                                                                              -------         --------
Cash flows from operating activities:
  Net income (loss)......................................................    $  2,825        $   (942)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Non-cash compensation expense......................................         251              --
      Depreciation and amortization expense..............................         445             129
      Accounts receivable provisions.....................................         288
     Changes in operating assets and liabilities:
      Accounts receivable................................................         113            (165)
      Inventories........................................................        (274)           (120)
      Prepaid expenses and other assets..................................        (365)         (1,942)
      Accounts payable...................................................        (307)            (85)
      Accrued expenses...................................................        (196)          1,640
      Deferred revenue...................................................        (219)            (77)
                                                                             --------        ---------
         Net cash provided by (used in) operating activities.............       2,561          (1,562)
                                                                             --------        ---------
Cash flows from investing activities:
  Capital expenditures...................................................        (224)           (262)
  Payment for Altana license.............................................        (900)             --
                                                                             --------        ---------
         Net cash used in investing activities...........................      (1,124)           (262)
                                                                             --------        ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.............................         704           1,293
  Payment of preferred dividends.........................................        (800)             --
  Repayment of long-term debt............................................          --             (35)
                                                                             --------        ---------
         Net cash provided by (used in) financing activities.............         (94)          1,258
                                                                             --------        ---------
         Net increase (decrease) in cash and cash equivalents............       1,343            (566)
Cash and cash equivalents at beginning of period.........................      10,112           6,171
                                                                             --------        ---------
Cash and cash equivalents at end of period...............................    $ 11,455        $  5,605
                                                                             ========        ========

Supplemental schedule of noncash investing and financing activities:

   Common stock dividends issued or issuable on preferred stock..........    $     --        $    611
                                                                             ========        ========
   Cash dividends declared...............................................    $     --        $    218
                                                                             ========        ========
   Issuance of warrants to purchase common stock in connection with
         equity line.....................................................    $     --        $    248
                                                                             ========        ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..............................    $     --        $      2
                                                                             ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                             (dollars in thousands)
                                   (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2003, their results of operations for the three and six months ended June 30, 2003 and 2002, and their cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

     Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Accordingly, the Company has elected to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

     As set forth below, the pro forma disclosures of net loss allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30
                                  ------------------       -----------------
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----
Net income (loss)
   allocable to common
   stockholders:
   As reported.........           $1,197     $ (794)      $ 2,025    $(1,771)
   Add: Stock-based
   employee
   compensation
   expenses included
   in net loss
   allocable to
   common stockholders.               --         --            --         --
   Less: Stock-based
   employee compensation
   under fair value based
   method..............           (1,343)      (934)       (2,537)    (1,868)
                                  ------     ------        ------     ------
   Pro forma...........           $ (146)   $(1,728)      $  (512)   $(3,639)
                                  ======    =======       =======    =======

Basic net income (loss)
   per share allocable to
   common stockholders:
   As reported.........           $ 0.10    $ (0.07)      $  0.18    $ (0.16)
                                  ======    =======       =======    =======
   Pro forma...........           $(0.01)   $ (0.15)      $ (0.04)   $ (0.33)
                                  ======    =======       =======    =======

Diluted net income (loss)
   per share allocable to
   common stockholders:
   As reported.........           $ 0.10    $ (0.07)      $  0.17    $ (0.16)
                                  ======    =======       =======    =======
   Pro forma...........           $(0.01)   $ (0.15)      $ (0.04)   $ (0.33)
                                  ======    =======       =======    =======

NOTE 2 -- INVENTORIES

     Inventories at June 30, 2003 and December 31, 2002 consist of the following:

                               2003            2002
                         --------------    ------------
Raw materials.......      $       16       $     233
Work-in-process.....             658              56
Finished goods......           1,015           1,126
                            --------         --------
                          $    1,689       $   1,415
                          ==========       =========

NOTE 3 -- LINE OF CREDIT

     The Company has a revolving credit facility with Silicon Valley Bank, which expires on March 15, 2004. The Company may borrow up to the lesser of $4,000 or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to the Company is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1,500. On April 1, 2003, the Company secured its expected purchase order commitments for the next twelve months with a letter of credit for approximately $1,061. As of June 30, 2003, the letter of credit had been reduced to $761. As the Company continues to pay down amounts under the letter of credit, the amount available to it under the Facility will increase. The Company is not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's common stock. The Company must also maintain a certain tangible net worth of $5,000, subject to certain upward adjustments, as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2,000 in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, the Company has secured its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of its assets, including intellectual property. As of June 30, 2003, the Company had no borrowings outstanding against the credit facility.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which the Company is committed to spend up to $1,000 annually for promotional expenses, or lesser amount as will be determined by mutual agreement of the parties. In September 2002, the parties amended this agreement and extended the term thereof to December 31, 2003.

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

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3,300, of which no more than $2,225 shall be payable prior to January 1, 2004 and of which no more than an additional $1,037 shall be payable prior to January 1, 2005. The Company paid $526 under this Agreement in the six months ended June 30, 2003. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if the Company does not acquire any patentable products, seven years.

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

     On November 18, 2002, the Company filed a complaint and on February 13, 2003, the Company filed a preliminary injunction in the United States District Court for the Eastern District of New York seeking to prevent West-ward Pharmaceutical Corporation ("West-ward") from selling 20 mg. capsules of doxycycline hyclate to treat periodontal disease, which the Company believes would infringe patents covering the Company's Periostat product. The Company's suit alleges infringement on patents to which it is the exclusive licensee.

     On July 8, 2003, the Company filed a complaint against United Research Laboratories/Mutual Pharmaceutical Company ("Mutual") in the United States District Court for the Eastern District of New York seeking to prevent Mutual from introducing 20 mg. tablets of doxycycline hyclate into the market in the United States. The Company's suit alleges infringement on patents to which it is the exclusive licensee. The complaint was served on Mutual on July 11, 2003.

     On July 9, 2003, Mutual filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint was served on the Company on July 10, 2003. Mutual alleges that the Company has engaged in an overall scheme to monopolize the market for low-dose doxycycline products. In addition, the suit alleges that the Company has engaged in an exclusionary, unfair, anticompetitive manner. The remedies that Mutual is seeking include an award of treble damages, injunctive relief, compensatory, punitive and exemplary damages and reasonable attorneys' fees.

     On July 15, 2003, the Company filed and served a motion for preliminary injunction in the United States District Court for the Eastern District of New York in connection with the Company's patent infringement litigation against Mutual. As discussed below, as a result of the ruling of the United States District Court for the District of Columbia, the Company withdrew its motion for a temporary restraining order and preliminary injunction in its patent infringement suit against Mutual, although its complaint remains outstanding.

     On June 26, 2003, the Company filed a complaint, and on June 30, 2003, filed a motion for a preliminary injunction, in the Unites States District Court for the District of Columbia seeking to prevent the FDA from approving any application, from West-ward, Mutual or any other marketers of generic drugs, to introduce 20 mg. tablets or capsules of doxycycline hyclate into the market until the expiration of the period of market exclusivity and up to a 30 month stay of approvals that attaches while patent infringement litigation is pending, to which the Company claims entitlement under the Hatch Waxman Act. On July 22, 2003, the Court granted a preliminary injunction temporarily restraining the FDA from approving any Abbreviated New Drug Applications ("ANDA") submitted for a generic version of Periostat (doxycycline hyclate) 20 mg.

     Until the Court has made a final ruling on the regulatory status of Periostat, the FDA cannot approve the ANDAs on file for West-ward's 20 mg. doxycycline hyclate capsule, Mutual's 20 mg. doxycycline hyclate tablet or any other ANDA for a generic version of Periostat.

     As a result of the ruling in the United States District Court for the District of Columbia, the Company withdrew its motion for a temporary restraining order and preliminary injunction in its patent infringement suit against Mutual, which was previously filed in the United States District Court for the Eastern District of New York, although its complaint remains outstanding. In addition, the Company is considering its alternatives with respect to its motion for preliminary injunction against West-ward filed in the same jurisdiction.

     The Company anticipates that its future legal costs in these matters relating to patent infringement will be reimbursed by the Research Foundation of the State University of New York ("SUNY") pursuant to a Technology License Agreement with SUNY. Legal costs relating to the litigation with the FDA and anti-trust matters, however, are not eligible for reimbursement by SUNY. During the three and six months ended June 30, 2003, the Company incurred $396 and $594, respectively, in legal defense costs for the aforementioned law suits with West-ward and Mutual, all of which were deducted from royalties payable to SUNY. In the event such legal costs exceed the amount of the royalties payable to SUNY, the Company will not be able to recover such legal costs from SUNY.

NOTE 5 -- STOCK OPTION PLANS

      At the Company's 2003 Annual Meeting of Stockholders held on May 20, 2003, the stockholders of the Company approved a proposal to amend the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") to increase the maximum number of shares of the Company's Common Stock available for issuance thereunder from 2,500,000 to 3,000,000 shares and to reserve an additional 500,000 shares of the Company's Common Stock for issuance in connection with such increase for awards to be granted under the 1996 Stock Option Plan.

NOTE 6 -- SUCCESSION PLAN FOR CHIEF EXECUTIVE OFFICER

     On March 19, 2003, the Company announced that Brian M. Gallagher, Ph.D., the Company's chairman, chief executive officer and president, will be leaving the Company to pursue other interests. Dr. Gallagher has agreed to remain in his current position until a successor is appointed, and will work as a consultant for a period of time thereafter to ensure a smooth transition.

     The Company has executed an agreement with Dr. Gallagher, pursuant to which Dr. Gallagher will be compensated for, among other things, his services during the transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $251 during the six months ended June 30, 2003. The Company has also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to CollaGenex for a period of 24 months following the employment of a new chief executive officer.

NOTE 7 -- TERMINATION OF LICENSE AGREEMENT

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

     We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own professional pharmaceutical sales force of approximately 115 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R) and Atrisorb FreeFlow(R), and, in February 2002, Atrisorb-D(R), to the United States dental market (the "Atrix Products"). In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a mid-potency topical corticosteroid product developed by Altana Inc. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we have begun to jointly market Sirius' AVAR(TM) product line and Pandel to dermatologists in the United States. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix dental products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico. Our sales force also co-promotes Vioxx(R), a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, effective October 1, 2002, Denavir(R), a topically applied prescription medication for the treatment of recurrent cold sores in adults, for Novartis Consumer Health, Inc.

     With the exception of the year ended December 31, 2002, the three months ended March 31, 2003 and the three months ended June 30, 2003, during which year and quarters we achieved net income of approximately $902,000, $1,228,000 and $1,597,000, respectively, we have incurred losses each year and quarterly period since inception and have an accumulated deficit of $71.9 million at June 30, 2003.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of

CollaGenex's sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, including risks relating to the outcome and consequences of our patent litigation against West-ward Pharmaceutical Corporation and Mutual Pharmaceutical Company, risks that the FDA will approve products, such as West-ward's and Mutual's product, that will compete with and limit the market for Periostat, risks relating to our litigation with the FDA, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. CollaGenex's success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. There can be no assurance that CollaGenex's product candidates (other than the FDA's approval of Periostat for marketing in the United States, the United Kingdom Medicines Control Agency's approval of Periostat for marketing in the United Kingdom and Periostat's marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxemborg, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Vioxx, Denavir, Pandel, Atridox, Atrisorb-FreeFlow, Atrisorb-D or the AVAR product line. As a result of such risks and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, CollaGenex's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

     During the three months ended June 30, 2003, we achieved net product sales of $11.8 million from the sale of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel. In addition, during the three months ended June 30, 2003, we generated $503,000 in contract revenues mainly from our co-promotion activities with respect to Vioxx, Denavir and AVAR and $433,000 in international licensing revenues.

     Three  Months  Ended June 30, 2003  Compared to Three Months Ended June 30,
2002

REVENUES

-------------------------------------------------------------------------------
Revenues
(dollars in thousands)                   2003          Change          2002
-------------------------------------------------------------------------------
Net Product Sales...............      $  11,750        13.2%        $  10,377
-------------------------------------------------------------------------------
Contract Revenues...............            503        (9.4)%             555
-------------------------------------------------------------------------------
License Revenues................            433     1,137.1%               35
                                      ---------     --------        ---------
-------------------------------------------------------------------------------
   Total........................      $  12,686        15.7%        $  10,967
-------------------------------------------------------------------------------

     Total revenues during the three months ended June 30, 2003 were $12.7 million, representing a 15.7% increase over total revenues of $11.0 million during the three months ended June 30, 2002. Such 2003 revenues included approximately $11.8 million in net product sales of Periostat, Pandel and the Atrix Products, $503,000 in contract revenues, which were derived from our co-promotion of Vioxx, Denavir and AVAR, and $433,000 of international licensing revenues for Periostat. Net product sales increased $1.4 million, or 13.2%, to $11.8 million during the three months ended June 30, 2003 compared to $10.4 million during the three months ended June 30, 2002 primarily due to higher Periostat sales and the addition of the Pandel product line which we began selling direct in July 2002.

     Contract revenues for the three months ended June 30, 2003 decreased 9.4% to $503,000 from $555,000 during the three months ended June 30, 2002, primarily due to the absence of Pandel contract revenues during 2003 and slightly lower Vioxx contract revenues, which were partially offset by the addition of Denavir and AVAR contract revenues in 2003.

     We recorded $8,000 and $15,000 in licensing revenues for the three months ended June 30, 2003 and June 30, 2002, respectively. This revenue was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We also recorded licensing revenues of $425,000 and $20,000 during the three months ended June 30, 2003 and 2002, respectfully, that represent milestone fees received from foreign licensing partners upon the achievement of certain milestones.

COST OF PRODUCT SALES

-------------------------------------------------------------------------------
Cost of Product Sales                    2003          Change         2002
(dollars in thousands)
-------------------------------------------------------------------------------
Cost of Product Sales............       $ 1,738         8.8%        $  1,598
-------------------------------------------------------------------------------
Percent of Net Product Sales.....          14.8%        N/A             15.4%
-------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $1.7 million, or 14.8% of net product sales during the three months ended June 30, 2003, compared to $1.6 million, or 15.4% of net product sales during the three months ended June 30, 2002. During the three months ended June 30, 2003, cost of product sales increased in absolute dollars as a result of increased product sales. As a percentage of net product sales, cost of product sales decreased, compared to the three months ended June 30, 2002, primarily due to product price increases for Periostat, offset in part by increased cost of product sales for the Pandel product line, launched in July 2002.

RESEARCH AND DEVELOPMENT

-------------------------------------------------------------------------------
Research and Development                 2003          Change         2002
(dollars in thousands)
-------------------------------------------------------------------------------
Research and development.........       $ 1,654        114.5%       $   771
-------------------------------------------------------------------------------
Percentage of Total revenues.....          13.0%         N/A            7.0%
-------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $883,000, or 114.5%, to $1.7 million during the three months ended June 30, 2003 from $771,000 during the three months ended June 30, 2002.

     Development projects conducted during the three months ended June 30, 2003 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $462,000 and $535,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If successful, additional expenses could be as much as $4.1 million through 2006.

     Clinical projects totaling $252,000 were conducted during the three months ended June 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications and including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the development of Periostat for any indication.

     Other research and development expenses incurred during the three months ended June 30, 2003 included $42,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and $137,000 for various regulatory costs, including annual FDA filing fees, legal and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended June 30, 2003 were $131,000. Additionally, during such period we incurred $95,000 in consulting, travel and other office expenses.

     Development projects conducted during the three months ended June 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $92,000 and $140,000, respectively.

     Clinical projects totaling $282,000 were conducted during the three months ended June 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis

(an ocular condition) and clinical development work relating to Periostat in dermatological indications. In August 2002, we launched a Phase III trial to evaluate Periostat for the treatment of rosacea.

     Other  expenses  incurred  during  the three  months  ended  June 30,  2002 included $55,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $22,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended June 30, 2002 were $122,000. Additionally, during such period we incurred $58,000 in consulting, travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative      2003          Change         2002
(dollars in thousands)
-------------------------------------------------------------------------------
Selling, General and Administrative... $ 7,718        (14.2)%      $  8,998
--------------------------------------------------------------------------------
Percentage of Total Revenues..........    60.8%         N/A            82.0%
--------------------------------------------------------------------------------

     Selling,   general  and  administrative,   expenses  consist  primarily  of
personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses decreased 14.2% to $7.7 million during the three months ended June 30, 2003 from $9.0 million during the three months ended June 30, 2002. This decrease of $1.3 million was primarily the result of a $1.7 million reduction in selling and marketing expenditures for Periostat and the Atrix Products, offset in part by approximately $367,000 in additional promotional expenses for AVAR and Pandel product lines and $50,000 in increased administrative costs.

     Significant components of selling, general and administrative expenses incurred during the three months ended June 30, 2003 included $3.8 million in direct selling and sales training expenses, $2.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR) and $1.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses during the three months ended June 30, 2002 included $3.8 million in direct selling and training expenses, $3.5 million in marketing expenses (including Periostat Direct-to-Consumer advertising expenditures, launch expenses for the Atrix Products and co-promotion expenses related to Vioxx and Pandel) and $1.7 million in general and administrative expenses, which included business, development, finance, legal and corporate activities.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income/Expense                     2003          Change         2002
--------------------------------------------------------------------------------
Interest income..................       $25,000         66.7%       $ 15,000
--------------------------------------------------------------------------------
Interest expense.................       $    --        (100)%       $ (1,000)
--------------------------------------------------------------------------------
Other (expense) income...........       $(4,000)       (500)%       $  1,000
--------------------------------------------------------------------------------

     Interest income increased to $25,000 for the three months ended June 30, 2003 compared to $15,000 for the three months ended June 30, 2002. This increase was due to higher average investment balances in 2003. There was no interest expense for the three months ended June 30, 2003, compared to $1,000 for the three months ended June 30, 2002. Other expenses were $4,000 for the three months ended June 30, 2003 compared to other income of $1,000 for the three months ended June 30, 2002. Such expenses were attributable to foreign currency transaction losses experienced in 2003.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $400,000 and $409,000 during each of the three months ended June 30, 2003 and June 30, 2002, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our Common Stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

REVENUES

Revenues                                2003          Change          2002
(dollars in thousands)
--------------------------------------------------------------------------------
Net Product Sales...............      $  23,120        14.1%        $  20,258
--------------------------------------------------------------------------------
Contract Revenues...............          1,053       (21.8)%           1,347
--------------------------------------------------------------------------------
License Revenues................            670       449.2%              122
                                      ---------       ------        ---------
--------------------------------------------------------------------------------
   Total........................      $  24,843        14.3%        $  21,727
--------------------------------------------------------------------------------

     Total revenues during the six months ended June 30, 2003 were $24.8 million, representing a 14.3% increase over total revenues of $21.7 million during the six months ended June 30, 2002. Such 2003 revenues included approximately $23.1 million in net product sales of Periostat, Pandel and the Atrix Products, $1.1 million in contract revenues, which were derived from our co-promotion of Vioxx, Denavir and AVAR, and $670,000 in international licensing revenues for Periostat. Net product sales increased $2.9 million, or 14.1%, to $23.1 million during the six months ended June 30, 2003 compared to $20.3 million during the six months ended June 30, 2002 primarily due to higher Periostat sales and the addition of the Pandel product line which we began selling direct in July 2002.

     Contract revenues for the six months ended June 30, 2003 decreased 21.8% to $1.1 million from $1.3 million during the six months ended June 30, 2002, primarily due to the absence of Pandel contract revenues during 2003 and slightly lower Vioxx contract revenues, which were partially offset by the addition of Denavir and AVAR contract revenues in 2003.

     We recorded $23,000 and $30,000 in licensing revenues for the six months ended June 30, 2003 and June 30, 2002, respectively. This revenue was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We also recorded licensing revenues of $222,000 and $47,000 during the six months ended June 30, 2003 and 2002, respectfully, that represent previously deferred foreign up-front licensing fees where the recognition of revenue was accelerated in connection with certain licensing agreements that were mutually terminated during the respective periods. Additionally, during the six months ended June 30, 2003 and 2002, respectively, we recognized $425,000 and $45,000 in license milestone fees received from foreign licensing partners upon the achievement of certain milestones.

COST OF PRODUCT SALES

--------------------------------------------------------------------------------
Cost of Product Sales                    2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
Cost of Product Sales............       $ 3,652        14.9%        $  3,178
--------------------------------------------------------------------------------
Percent of Net Product Sales.....          15.8%        N/A             15.7%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $3.7 million, or 15.8% of net product sales during the six months ended June 30, 2003, compared to $3.2 million, or 15.7% of net product sales during the six months ended June 30, 2002. During the six months ended June 30, 2003, cost of net product sales increased in absolute dollars as a result of increased product sales. As a percentage of net product sales, cost of product sales increased as a result of increased costs of product sales for the Pandel product line launched in July 2002, offset in part by Periostat price increases.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
Research and Development                 2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
Research and development.........       $ 2,621         65.9%       $ 1,580
--------------------------------------------------------------------------------
Percentage of Total revenues.....          10.6%         N/A            7.3%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $1.0 million, or 65.9%, to $2.6 million during the six months ended June 30, 2003 from $1.6 million during the six months ended June 30, 2002.

     Development projects conducted during the six months ended June 30, 2003 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $782,000 and $584,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If successful, additional expenses could be as much as $4.1 million through 2006.

     Clinical projects totaling $500,000 were conducted during the six months ended June 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications and including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the development of Periostat for any indication.

     Other research and development expenses incurred during the six months ended June 30, 2003 included $53,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and $243,000 for various regulatory costs, including annual FDA filing fees, legal and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the six months ended June 30, 2003 were $271,000. Additionally, during such period we incurred $188,000 in consulting, travel and other office expenses.

     Development projects conducted during the six months ended June 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $247,000 and $210,000, respectively.

     Clinical projects totaling $510,000 were conducted during the six months ended June 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition) and clinical development work relating to Periostat in dermatological indications. In August 2002, we launched a Phase III trial to evaluate Periostat for the treatment of rosacea.

     Other expenses incurred during the six months ended June 30, 2002 included $99,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $83,000 for various regulatory costs, including annual FDA filing fees, legal, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the six months ended June 30, 2002 were $266,000. Additionally, during such period we incurred $165,000 in travel and other office expenses.

SELLING, GENERAL AND ADMINISTRATIVE

--------------------------------------------------------------------------------
Selling, General and Administrative      2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
Selling, General and Administrative     $15,540         (13.4)%     $ 17,946
-       other....................
--------------------------------------------------------------------------------
Selling, General and Administrative
-    stock compensation charge...           251         100%              --
--------------------------------------------------------------------------------
Subtotal.........................       $15,791        (12.0)%      $ 17,946
--------------------------------------------------------------------------------
Percentage of Total Revenues.....          63.6%         N/A           82.6%
--------------------------------------------------------------------------------

     Selling, general and administrative, other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

     Selling, general and administrative - other expenses decreased 13.4% to $15.5 million during the six months ended June 30, 2003 from $17.9 million during the six months ended June 30, 2002. This decrease of $2.4 million was primarily the result of a $3.2 million reduction in selling and marketing expenditures for Periostat and the Atrix Products, offset in part by approximately $643,000 in additional promotional expenses for AVAR and Pandel and $200,000 in increased administrative costs.

     Significant components of selling, general and administrative - other expenses incurred during the six months ended June 30, 2003 included $7.9 million in direct selling and sales training expenses, $4.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR) and $3.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses during the six months ended June 30, 2002 included $8.2 million in direct selling and training expenses, $6.7 million in marketing expenses (including Periostat Direct-to-Consumer advertising expenditures, launch expenses for the Atrix products and co-promotion expenses related to Vioxx and Pandel) and $3.0 million in general and administrative expenses, which included business, development, finance, legal and corporate activities.

     Selling, general and administrative - stock compensation charge of $251,000 during the six months ended June 30, 2003 resulted from certain modifications made to stock option agreements held by Brian M. Gallagher, Ph.D., our chairman, chief executive officer and president, in connection with a Transition Agreement we executed with Dr. Gallagher on March 18, 2003.

OTHER INCOME/EXPENSE

--------------------------------------------------------------------------------
Other Income/Expense                     2003          Change         2002
--------------------------------------------------------------------------------
Interest income..................       $56,000         51.4%       $ 37,000
--------------------------------------------------------------------------------
Interest expense.................       $    --        (100)%       $ (2,000)
--------------------------------------------------------------------------------
Other expense....................       $10,000         100%        $     --
--------------------------------------------------------------------------------

     Interest income increased to $56,000 for the six months ended June 30, 2003 compared to $37,000 for the six months ended June 30, 2002. This increase was due to higher average investment balances in 2003. There was no interest expense for the six months ended June 30, 2003, compared to $2,000 for the six months ended June 30, 2002. Other expense was $10,000 for the six months ended June 30, 2003 compared to other expense of zero for the six months ended June 30, 2002. Such increase was attributable to foreign currency transaction losses experienced in 2003.

PREFERRED STOCK DIVIDEND

     Preferred stock dividends were $800,000 and $829,000 during each of the six months ended June 30, 2003 and June 30, 2002, respectively. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our Common Stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

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

     All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of June 30, 2003, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     We have a revolving credit facility with Silicon Valley Bank which expires on March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On April 1, 2003, we secured our expected purchase order commitments for the next twelve months with a letter of credit for approximately $1.1 million. As of June 30, 2003, the letter of credit had been reduced to $761,000. As we continue to pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, we, among other things, shall not: (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must also maintain a certain tangible net worth of $5.0 million, subject to certain upward adjustments, as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of June 30, 2003, we had no borrowings outstanding against the credit facility.

     During 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, or lesser amount as will be determined by mutual agreement of the parties. In September 2002, the agreement was amended and the term was extended to December 31, 2003.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we committed to no less than $2.0 million in advertising and selling expenses related to the Atrix products during the fiscal year beginning January 1, 2002 (which requirement we met during 2002); (iv) we have agreed to maintain, through August 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals; and (v) we agreed that the Atrix products would be the subject of a specific number of detail calls in the United States during 2002, which we achieved. We are also required to make certain annual minimum expenditures for advertising and promotional activities over the term of the agreement beginning January 1, 2003, including: (i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to aspecific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3.3 million, of which no more than $2.2 million shall be payable prior to January 1, 2004 and of which no more than an additional $1.1 million shall be payable prior to January 1, 2005. We paid $526,000 under this Agreement in the six months ended June 30, 2003. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

     At June 30, 2003, we had cash and cash equivalents of approximately $11.5 million, an increase of $1.4 million from the $10.1 million balance at December 31, 2002. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at June 30, 2003 was $10.4 million, an increase of $3.8 million from $6.6 million at December 31, 2002. This increase was primarily attributable to the operating profitability experienced during 2003 and the addition of $704,000 in cash proceeds from the exercise of stock options and warrants. During the six months ended June 30, 2003, we generated $2.6 million in cash from our operating activities principally from net income of $2.8 million less changes in certain assets and liabilities. During the six months ended June 30, 2003, we invested $224,000 in capital expenditures and $900,000 in licensing payments to Altana Inc. and received $704,000 in proceeds from the exercise of stock options and warrants to purchase common stock and we paid $800,000 in cash dividends to the holders of our Series D preferred stock.

     Prior to the third quarter of 2002, we had negative cash flows from operations and have used the net proceeds of public and private placements of our equity to fund operations. We currently believe that projected increases in sales of our United States marketed products in combination with contract and license revenues, working capital at June 30, 2003 and available cash inflows from our revolving credit facility with Silicon Valley Bank will allow us to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. Contract and license revenues include receipts from co-promotion agreements and performance milestones. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

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

     o Our ability to meet the covenant requirements under our revolving credit facility; and

     o The outcome and consequences of our patent litigation and our litigation with the FDA.

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

     Below is a table which presents our contractual obligations and commercial commitments as of June 30, 2003:

                                      Payments Due by Period
-------------------------------------------------------------------------------------------
                                    Six Months
                                      ending
 Contractual                         December        2004 and                    2008 and
 Obligations        Total            31, 2003          2005      2006 and 2007     after
-------------------------------------------------------------------------------------------
Operating
  Leases(1)......  $2,055,000        $ 163,000      $ 678,000      $ 684,000       $530,000
-------------------------------------------------------------------------------------------
Unconditional
  Purchase             (3)(4)           (3)(4)
  Obligations....  $  761,000(2)    $ 761,000(2)       (4)            (4)            (4)
-------------------------------------------------------------------------------------------
Cash Dividends on
  Series D
  Preferred Stock. $7,200,000(5)     $ 800,000(5)   $3,200,000(5) $3,200,000(5)       (5)
-------------------------------------------------------------------------------------------
Consulting
  Payments.......  $  649,000(6)        (6)         $649,000(6)        --            --
-------------------------------------------------------------------------------------------
Total
  Contractual
  Obligations....  $10,665,000       $1,724,000     $4,527,000    $3,884,000      $530,000
-------------------------------------------------------------------------------------------

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

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.3 million, of which no more than $2.2 million shall be payable prior to January 1, 2004 and of which no more than an additional $1.1 million shall be payable prior to January 1, 2005. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if we do not acquire any patentable products, seven years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We had cash equivalents at June 30, 2003 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

West-ward Pharmaceutical Corporation Litigation

     On November 18, 2002, we filed a complaint and on February 13, 2003, we filed a preliminary injunction in the District Court for the Eastern District of New York seeking to prevent West-ward Pharmaceutical Corporation ("West-ward") from introducing a 20 mg. capsule of doxycycline hyclate into the market in the United States. We alleged that West-ward has infringed our Periostat patents under the Hatch-Waxman Act by filing an Abbreviated New Drug Application ("ANDA") for a capsule formulation of Periostat. More specifically, our suit alleges that West-ward infringes and intends to continue to infringe two patents to which we are the exclusive licensee: U.S. Patent No. 4,666,897 and Re-Issue Patent RE 34,656. The remedies that we are seeking include an award of treble damages, costs and reasonable attorneys' fees.

     As discussed below, as a result of the ruling of the United States District Court for the District of Columbia, we are considering our alternatives with respect to our motion for a preliminary injunction in our patent infringement suit against West-ward. At the Court's request, we are continuing to conduct settlement discussions.

     To date, West-ward has not received FDA approval to market its 20 mg doxycycline hyclate capsules.

United Research Laboratories/Mutual Pharmaceutical Company Litigation

     On July 8, 2003, we filed a complaint against United Research Laboratories/Mutual Pharmaceutical Company ("Mutual") in the United States District Court for the Eastern District of New York seeking to prevent Mutual from introducing 20 mg. tablets of doxycycline hyclate into the market in the United States. The compliant was served on Mutual on July 11, 2003.

     Our suit alleges that Mutual has infringed our Periostat patents under the Hatch-Waxman Act by filing an ANDA for a tablet formulation of Periostat. In addition, we specifically allege that Mutual infringes and intends to continue to infringe two patents to which we are the exclusive licensee: U.S. Patent No. 4,666,897 and Re-Issue Patent RE 34,656. We have also alleged that Mutual has engaged in unfair competition and that it has tortiously interfered with our present and prospective contractual and business relationships. The remedies that we are seeking include an award of treble damages, costs and reasonable attorneys' fees. To date, Mutual has not received FDA approval to market its 20 mg. doxycycline tablet.

     On July 9, 2003, Mutual filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania. The complaint was served on us on July 10, 2003. Mutual alleges that we have engaged in an overall scheme to monopolize the market for low-dose doxycycline products. In addition, the suit alleges that we have engaged in an exclusionary, unfair, anticompetitive manner. The remedies that Mutual is seeking include an award of treble damages, injunctive relief, compensatory, punitive and exemplary damages and reasonable attorneys' fees.

     On July 15, 2003, we filed and served a motion for preliminary injunction in the United States District Court for the Eastern District of New York in connection with our patent infringement litigation against Mutual. As discussed below, as a result of the ruling of the United States District Court for the District of Columbia, we withdrew our motion for a temporary restraining order and preliminary injunction in our patent infringement suit against Mutual, although our complaint remains outstanding.

FDA Litigation

     On June 26, 2003, we filed a complaint, and on June 30, 2003, filed a motion for a preliminary injunction, in the Unites States District Court for the District of Columbia seeking to prevent the FDA from approving any application, from West-ward, Mutual or any other marketers of generic drugs, to introduce 20 mg. tablets or capsules of doxycycline hyclate into the market until the expiration of the period of market exclusivity and up to a 30 month stay of approvals that attaches while patent infringement litigation is pending, to which we claim entitlement under the Hatch Waxman Act. On July 22, 2003, the United States District Court for the District of Columbia granted a preliminary injunction temporarily restraining the FDA from approving any ANDAs submitted for a generic version of Periostat (doxycycline hyclate) 20 mg.

     Until the Court has made a final ruling on the regulatory status of Periostat, the FDA cannot approve the ANDAs on file for West-ward's 20 mg. doxycycline hyclate capsule, Mutual's 20 mg. doxycycline hyclate tablet or any other ANDA for a generic version of Periostat.

     As a result of the ruling in the United States District Court for the District of Columbia, we withdrew our motion for a temporary restraining order and preliminary injunction in our patent infringement suit against Mutual, which was previously filed in the District Court for the Eastern District of New York, although our complaint remains outstanding. In addition, we are considering our alternatives with respect to our motion for preliminary injunction against West-ward filed in the same jurisdiction.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

     The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     Option Grants

     During the second quarter of 2003, we granted stock options pursuant to our 1996 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                         Weighted Average
                 Number of Shares         Exercise Price
                 ----------------       -----------------
                      93,150                  $10.79

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on May 20, 2003.

      There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 7,636,873 shares of Common Stock and 199,000 shares of Series D Stock, which shares of Series D Stock account for an additional 2,011,463 shares of Common Stock on an as converted to Common Stock basis. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

              Common Stock Nominees            For             Withheld
           -------------------------    ----------------    ---------------
           Brian M. Gallagher, Ph.D.    7,388,713 Shares    248,160 Shares
           Peter R. Barnett, D.M.D.     7,388,713 Shares    248,160 Shares
           Robert C. Black              6,879,586 Shares    757,287 Shares
           James E. Daverman            7,181,563 Shares    455,310 Shares
           Robert J. Easton             6,672,436 Shares    964,437 Shares
           W. James O'Shea              6,879,586 Shares    757,287 Shares

     The results of the vote taken at such Annual Meeting with respect to the election of the nominee to be the Series D Director, Stephen A. Kaplan, were as follows: 2,011,463 shares of Series D Stock (on an as converted to Common Stock basis) were voted for the Series D Stock nominee, with no shares voting against or abstaining.

     A vote of the stockholders was taken at such Annual Meeting with respect to the proposal to amend the Company's 1996 Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 2,500,000 to 3,000,000 shares and to reserve an additional 500,000 shares of Common Stock of the Company for issuance in connection with such increase for awards to be granted under the 1996 Stock Option Plan. For the purposes of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares, 6,198,864 shares voted in favor of such proposal, 1,435,284 shares were voted against such proposal and 2,725 shares abstained from voting.

     In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares, 7,626,348 shares voted in favor of such proposal, 9,075 shares were voted against such proposal and 1,450 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

Collaboration Agreement

     On May 20, 2003, we announced that we had entered into a strategic collaborative agreement with EpiTan Limited and Thomas Skold of Norrtalje, Sweden, to develop a topical formulation for EpiTan's lead drug candidate, Melanotan(R), based on the Restoraderm(TM) topical drug delivery technology. The Restoraderm technology is exclusively licensed to us and has been sublicensed to EpiTan. Mr. Skold, the inventor of Restoraderm, will be working directly with EpiTan on the development of the topical delivery of Melanotan.

Results of Phase II Clinical Study For Rosacea Treatment

     On June 24, 2003, we announced the results of a double-blind, placebo-controlled clinical study designed to evaluate the efficacy of Periostat combined with MetroLotion(R) (metronidazole) Topical Lotion, 0.75%, for the treatment of rosacea. Forty patients were randomized to receive either MetroLotion and Periostat tablets or MetroLotion and placebo tablets for 12 weeks. After week 12, patients discontinued the use of MetroLotion and were maintained on either Periostat or placebo for an additional 4 weeks. Lesion counts, along with an assessment of erythema (redness) and overall clinical disease severity were obtained at baseline, 4, 8, 12 and 16 weeks. Patients who were maintained on Periostat for an additional 4 weeks retained the improvements observed at 12 weeks, whereas those on placebo began to deteriorate.

Publication of an Independent Experience Trial of Periostat in the Treatment of Rosacea

     On July 14, 2003, we announced that the July/August issue of the peer-reviewed dermatology journal Skin Med features an article about the use of subantimicrobial dose doxycycline in acne and rosacea. The article includes a report describing the outcome of a physician-sponsored clinical study of Periostat in the treatment of rosacea.

United Research Laboratories/Mutual Pharmaceutical Company Litigation

     On July 14, 2003, we announced that we filed and served a complaint on United Research Laboratories/Mutual Pharmaceutical Company in the United States District Court for the Eastern District of New York seeking to prevent Mutual from introducing 20 mg. capsules of doxycycline hyclate into the market in the United States.

     Our suit alleges that Mutual has infringed our Periostat patents under the Hatch-Waxman Act by filing an ANDA for a tablet formulation of Periostat. In addition, we specifically allege that Mutual infringes and intends to continue to infringe two patents to which we are the exclusive licensee: U.S. Patent No. 4,666,897 and Re-Issue Patent RE 34,656. We have also alleged that Mutual has engaged in unfair competition and that it has tortuously interfered with our present and prospective contractual and business relationships. The remedies that we are seeking include an award of treble damages, costs and reasonable attorneys' fees. To date, Mutual has not received FDA approval to market its 20 mg doxycycline tablet.

     On July 14, 2003, we announced that we were served with a complaint by Mutual, filed in the United States District Court for the Eastern District of Pennsylvania. Mutual alleges that we have engaged in an overall scheme to monopolize the market for low-dose doxycycline products. In addition, the suit alleges that we have engaged in an exclusionary, unfair, anticompetitive manner. The remedies that Mutual is seeking include an award of treble damages, injunctive relief, compensatory, punitive and exemplary damages and reasonable attorneys' fees.

Service of Preliminary Injunction in Suit with Mutual

     On July 16, 2003, we announced that we filed and served a motion for preliminary injunction in the United States District Court for the Eastern District of New York in connection with our patent infringement litigation against Mutual.

FDA Litigation

     On July 23, 2003, we announced that the United States District Court for the District of Columbia had granted a preliminary injunction temporarily restraining the FDA from approving any ANDAs submitted for a generic version of Periostat (doxycycline hyclate) 20 mg.

     Until the Court has made a final ruling on the regulatory status of Periostat, the FDA cannot approve the ANDAs on file for West-ward Pharmaceutical Corporation's 20 mg doxycycline hyclate capsule, Mutual's 20 mg. doxycycline hyclate tablet or any other ANDA for a generic version of Periostat.

     As a result of the ruling in the United States District Court for the District of Columbia, we withdrew our motion for a temporary restraining order and preliminary injunction in our patent infringement suit against Mutual, which was previously filed in the District Court for the Eastern District of New York, although our complaint remains outstanding. In addition, we are considering our alternatives with respect to our motion for preliminary injunction against West-ward Pharmaceutical Corporation filed in the same jurisdiction.

Initiation  of Phase II Clinical  Study to Evaluate  COL-3 as a Treatment  for
Rosacea

     On July 24, 2003, we announced that we have initiated a double-blinded, placebo-controlled Phase II clinical study to evaluate the safety and efficacy of our novel, non-antimicrobial tetracycline derivative COL-3 for the treatment of rosacea.

     This study, which will enroll 30 patients, is being conducted by Guy Webster, MD, Ph.D., Professor of Dermatology at Thomas Jefferson University. The study design calls for 28 days of oral administration of either 10 mg of COL-3 or an identical placebo, with a 21-day, post-dosing follow-up period.

Report Progress with Development of Sustained Release Once-Daily Periostat Formulation

     On July 25, 2003, we announced that we have successfully completed initial Phase I clinical studies to establish the pharmacokinetics of our lead formulation of a sustained release ("SR"), once-daily version of our lead product, Periostat. These single-dose pharmacokinetic studies have confirmed that the formulation falls within our pre-defined criteria for maximum serum concentration and total dose delivered, which will enable development to progress to the next stage.

     The development of Periostat SR was conducted in conjunction with Shire Laboratories Inc., a subsidiary of Shire Pharmaceuticals Group plc, and utilizes Shire's proprietary controlled release delivery technology.

     Certain novel features of the lead Periostat SR formulation have led to the filing of specific intellectual property protection for this particular formulation of the drug. Manufacturing development is currently underway and, following confirmative steady-state pharmacokinetic studies, which will be conducted in the third quarter of 2003, it is anticipated that definitive clinical studies will begin before the end of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          31.1    Certification   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

          31.2    Certification   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

            32    Certification Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

          On April 22,  2003,  we  furnished a Current  Report on Form 8-K under
          Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CollaGenex Pharmaceuticals, Inc.



Date: August 14, 2003               By:  /s/ Brian M. Gallagher, Ph.D.
                                         ---------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 14, 2003               By:  /s/ Nancy C. Broadbent
                                         ---------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)