Form 10-Q
period 2003-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2003-11-14
CIK 1012270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
                  -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          52-1758016
-----------------------------                     -----------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation of Organization)                        Identification No.)



41 University Drive, Newtown, PA                                  18940
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

              Yes:   X                                  No:
                   ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes:                                     No:   X
                   ------                                  -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of November 10, 2003:

                Class                              Number of Shares
     ---------------------------                   ----------------
     Common Stock $.01 par value                      13,838,167

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION........................................      1

      Item 1.  Financial Statements (unaudited).......................      1

               Condensed Consolidated Balance Sheets as of
                   September 30, 2003 and December 31, 2002
                   (unaudited).......................................       2

               Condensed Consolidated Statements of Operations for
                   the Three Months Ended September 30, 2003 and 2002
                   (unaudited).......................................       3

               Condensed Consolidated Statements of Operations for
                   the Nine Months Ended September 30, 2003 and 2002
                   (unaudited).......................................       4

               Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 2003 and 2002
                   (unaudited).......................................       5

               Notes to Condensed Consolidated Financial Statements
                   (unaudited).......................................       6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................       13

               Results of Operations.................................       15

               Liquidity and Capital Resources.......................       23

               Additional Risks That May Affect Results..............       28

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk..................................................       34

      Item 4.  Controls and Procedures...............................       35

PART II. OTHER INFORMATION...........................................       36

      Item 1.  Legal Proceedings.....................................       36

      Item 2.  Changes in Securities and Use of Proceeds.............       37

      Item 5.  Other Information.....................................       37

      Item 6.  Exhibits and Reports on Form 8-K......................       39

SIGNATURES...........................................................       40

                          PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements (unaudited).

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                 (dollars in thousands, except per share data)
                                   (unaudited)

                                                    September 30,  December 31,
                      Assets                             2003          2002
                                                    ------------   ------------
Current assets:
  Cash and cash equivalents.....................      $14,519      $   10,112
  Accounts receivable, net of allowances of $1,674
   and $1,412 at September 30, 2003 and December
   31, 2002, respectively.......................        1,465           2,142
  Inventories...................................        1,342           1,415
  Prepaid expenses and other current assets.....        2,304           1,630
                                                      -------          -------
      Total current assets......................       19,630          15,299

Equipment and leasehold improvements, net.......          590             559
Deferred license fees...........................        1,310           1,749
Other assets....................................           27              27
                                                       ------          -------
      Total assets..............................      $21,557        $ 17,634
                                                      =======        ========

       Liabilities and Stockholders' Equity
Current liabilities:

  Accounts payable..............................      $ 2,976        $  3,616
  Accrued expenses..............................        4,613           4,305
  Preferred dividends payable...................           --             800
                                                       ------          -------
      Total current liabilities.................        7,589           8,721
                                                       ------          -------
Deferred revenue................................          334             561

Commitments and Contingencies

Stockholders' equity:

  Preferred stock, $0.01 par value, 5,000,000
   shares authorized; 200,000 shares of Series D
   cumulative  convertible preferred stock issued
   and outstanding at September  30, 2003 and
   December  31, 2002  (liquidation  value of
   $20,000); 150,000 shares of Series A participating
   preferred  stock,  $0.01 par value, designated and
   no shares issued and outstanding at September 30,
   2003 and December 31, 2002...................            2               2

  Common stock, $0.01 par value; 25,000,000 shares
   authorized, 11,831,833 and 11,377,631 shares
   issued and outstanding at September 30, 2003
   and December 31, 2002, respectively..........          118             114

  Additional paid in capital....................       84,938          82,917

  Accumulated deficit...........................      (71,424)        (74,681)
                                                      -------         -------
      Total stockholders' equity................       13,634           8,352
                                                      -------         -------
      Total liabilities and stockholders' equity      $21,557        $ 17,634
                                                      =======        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2003 and 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2003            2002
                                                  -----------      ------------
Revenues:
  Net product sales..........................      $   12,797        $   10,767
  Contract revenues..........................           1,111               422
  License revenues...........................               8                40
                                                   ----------        ----------
      Total revenues.........................          13,916            11,229
                                                   ----------        ----------
Operating expenses:
  Cost of product sales......................           1,907             1,713
  Research and development...................           1,777             1,344
  Selling, general and administrative........           9,038             7,431
                                                   ----------        ----------
      Total operating expenses...............          12,722            10,488
                                                   ----------        ----------
Other income (expense):
  Interest income............................              28                18
  Interest expense...........................              --                (3)
  Other income...............................               8                --
                                                   ----------        ----------
      Net income.............................           1,230               756
Preferred stock dividend.....................             400               400
                                                   ----------        ----------
Net income allocable to common stockholders..      $      830        $      356
                                                   ==========        ==========
Net income per basic share allocable to
  common stockholders........................      $     0.07       $      0.03
                                                   ==========        ==========
Weighted average shares used in computing
  net income per basic share allocable to
  common stockholders........................      11,738,583        11,321,679
                                                   ==========        ==========
Net income per diluted share allocable to
  common stockholders........................      $     0.06       $     0.03
                                                   ==========        ==========
Weighted average shares used in computing
  net income per diluted share allocable to
  common stockholders........................      12,813,907        11,589,483
                                                   ==========        ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2003 and 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                        2003          2002
                                                   ------------   -------------

Revenues:
  Net product sales.............................      $ 35,917       $ 31,026
  Contract revenues.............................         2,164          1,769
  License revenues..............................           679            162
                                                   -----------    -----------
      Total revenues............................        38,760         32,957
                                                   -----------    -----------
Operating expenses:
  Cost of product sales.........................         5,560          4,891
  Research and development......................         4,397          2,925
  Selling, general and administrative - other...        24,578         25,377
  Selling, general and administrative -
   stock compensation charge....................           251             --
                                                   -----------    -----------
      Total operating expenses..................        34,786         33,193
                                                   -----------    -----------
Other (expense) income:
  Interest income...............................            84             55
  Interest expense..............................            --             (5)
  Other expense.................................            (2)            --
                                                   -----------    -----------
      Net income (loss).........................         4,056           (186)
Preferred stock dividend........................         1,200          1,229
                                                   -----------    -----------
Net income (loss) allocable to common
  stockholders..................................      $  2,856       $ (1,415)
                                                   ===========    ===========
Net income (loss) per basic share allocable to
  common stockholders...........................      $   0.25       $  (0.13)
                                                   ===========    ===========
Weighted average shares used in computing net
  income (loss) per basic share allocable to
  common stockholders...........................    11,521,337     11,189,318
                                                   ===========    ===========
Net income (loss) per diluted share allocable
  to common stockholders........................      $   0.23       $  (0.13)
                                                    ===========    ===========
Weighted average shares used in computing net
  income (loss) per diluted share allocable to
  common stockholders...........................    12,303,922     11,189,318
                                                    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                             (dollars in thousands)
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                         2003           2002
                                                      ------------  -----------
Cash flows from operating activities:
  Net income (loss)...............................    $   4,056      $    (186)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
      Non-cash compensation expense...............          251             --
      Depreciation and amortization expense.......          679            194
      Accounts receivable provisions..............          261            466
     Changes in operating assets and liabilities:
      Accounts receivable.........................          416         (1,368)
      Inventories.................................           73            (76)
      Prepaid expenses and other assets...........         (674)        (1,487)
      Accounts payable............................         (640)          (363)
      Accrued expenses............................        1,208          1,147
      Deferred revenue............................         (227)           (92)
                                                      ---------        --------
        Net cash provided by (used in) operating
        activities................................        5,403         (1,765)
                                                      ---------        --------
Cash flows from investing activities:
  Capital expenditures............................         (270)          (295)
  Payment for Altana license......................         (900)            --
                                                      ---------        --------
         Net cash used in investing activities....       (1,170)          (295)
                                                      ---------        --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock......        1,774          1,279
  Payment of preferred dividends..................       (1,600)          (218)
  Repayment of long-term debt.....................           --            (35)
                                                      ---------        --------
         Net cash provided by financing activities          174          1,026
                                                      ---------        --------
         Net increase (decrease) in cash and cash
         equivalents..............................        4,407         (1,034)
Cash and cash equivalents at beginning of period..       10,112          6,171
                                                      ---------        --------
Cash and cash equivalents at end of period........    $  14,519      $   5,137
                                                      =========      =========
Supplemental schedule of noncash investing and
   financing activities:
   Common stock dividends issued or issuable on
      preferred stock.............................    $      --      $     611
                                                       =========      =========
   Cash dividends declared........................    $      --      $     218
                                                       =========      =========
   Issuance of warrants to purchase common stock
      in connection with equity line..............    $      --      $     248
                                                       =========      =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.......    $      --      $       5
                                                       =========      =========
See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                             (dollars in thousands)
                                   (Unaudited)

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2003, their results of operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

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

     As set forth below, the pro forma disclosures of net loss allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  -------------------     -------------------
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----
      Net income (loss)
         allocable to common
         stockholders:
         As reported.........    $  830       $  356      $ 2,856     $(1,415)
         Add: Stock-based
         employee
         compensation
         expenses included
         in net loss
         allocable to common
         stockholders........        --           --           --          --
         Less: Stock-based
         employee
         compensation under
         fair value based
         method..............    (1,288)        (934)      (3,825)     (2,801)
                                 ------       ------      -------     -------
         Pro forma...........    $ (458)      $ (578)     $  (969)    $(4,216)
                                 ======       ======      =======     =======

      Basic net income (loss)
         per share allocable to
         common stockholders:
         As reported.........    $  0.07      $ 0.03      $  0.25     $ (0.13)
                                  ======       ======      =======     =======
         Pro forma...........    $ (0.04)     $(0.05)     $ (0.08)    $ (0.38)
                                  ======       ======      =======     =======
      Diluted net income (loss)
         per share allocable to
         common stockholders:
         As reported.........    $  0.06      $ 0.03      $  0.23     $ (0.13)
                                  ======       ======      =======     =======
         Pro forma...........    $ (0.04)     $(0.05)     $ (0.08)    $ (0.38)
                                  ======       ======      =======     =======

Note 2 -- Inventories

      Inventories at September 30, 2003 and December 31, 2002 consist of the following:

                             2003             2002
                          ----------       ---------
Raw materials.......       $    330         $   233
Work-in-process.....             50              56
Finished goods......            962           1,126
                          ----------       ---------
                           $  1,342          $1,415

Note 3 -- Line of Credit

     The Company has a revolving credit facility with Silicon Valley Bank, which expires on March 15, 2004. The Company may borrow up to the lesser of $4,000 or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to the Company is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1,500. On April 1, 2003, the Company secured its expected purchase order commitments for the next twelve months with a letter of credit for approximately $1,061. As of September 30, 2003, the letter of credit had been reduced to $592. As the Company continues to pay down amounts under the letter of credit, the amount available to it under the Facility will increase. The Company is not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, the Company, among other things, shall not (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's Common Stock. The Company must also maintain a certain tangible net worth of $5,000, subject to certain upward adjustments, as a result of profitable operations or additional debt or equity financings and a minimum of $2,000 in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, the Company has secured its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of its assets, including intellectual property. As of September 30, 2003, the Company had no borrowings outstanding against the credit facility.

Note 4 -- Commitments and Contingencies

     During 1999, the Company entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx(R) under which the Company is committed to spend up to $1,000 annually for promotional expenses, or such lesser amount as will be determined by mutual agreement of the parties. In September 2002, the parties amended this agreement and extended the term thereof to December 31, 2003.

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

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3,225, of which no more than $2,188 shall be payable prior to January 1, 2004 and of which no more than an additional $1,037 shall be payable prior to January 1, 2005. The Company paid $565 under this Agreement in the nine months ended September 30, 2003. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if such a patent fails to issue, seven years.

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

     In November 2002, the Company commenced an action in the United States District Court for the Eastern District of New York seeking to prevent West-ward Pharmaceutical Corporation ("West-ward") from selling 20 mg. capsules of doxycycline hyclate to treat periodontal disease, which the Company believes would infringe patents covering the Company's Periostat(R) product. As discussed below, the Company has settled all pending litigation with West-ward.

     In July 2003, the Company commenced an action against United Research Laboratories/Mutual Pharmaceutical Company ("Mutual") in the United States District Court for the Eastern District of New York seeking to prevent Mutual from introducing 20 mg. tablets of doxycycline hyclate into the market in the United States. The Company's suit alleges infringement on patents to which it is the exclusive licensee.

     In July 2003, Mutual commenced an action against the Company in the United States District Court for the Eastern District of Pennsylvania. Mutual alleges that the Company has engaged in an overall scheme to monopolize the market for low-dose doxycycline products. In addition, the suit alleges that the Company has engaged in exclusionary, unfair, and anticompetitive practices. Mutual seeks an award of treble damages, injunctive relief, compensatory, punitive and exemplary damages and reasonable attorneys' fees.

     In June 2003, the Company commenced an action and filed a motion for a preliminary injunction, in the United States District Court for the District of Columbia seeking to prevent the FDA from approving any application from West-ward, Mutual or any other marketers of generic drugs, to introduce 20 mg. tablets or capsules of doxycycline hyclate into the market until the expiration of the period of market exclusivity and up to a 30 month stay of approvals that attaches while patent infringement litigation is pending, to which the Company claims entitlement under the Hatch Waxman Act. West-ward and Mutual intervened in this action. On July 22, 2003, the Court granted a preliminary injunction temporarily restraining the FDA from approving any Abbreviated New Drug Applications ("ANDA") submitted for a generic version of Periostat (doxycycline hyclate) 20 mg.

     Until the United States District Court for the District of Columbia has made a final ruling on the regulatory status of Periostat, the FDA cannot approve the ANDAs on file for West-ward's 20 mg. doxycycline hyclate capsule, Mutual's 20 mg. doxycycline hyclate tablet or any other ANDA for a generic version of Periostat.

     As a result of the ruling in the United States District Court for the District of Columbia, the Company withdrew its then pending motion for a temporary restraining order and preliminary injunction in its patent infringement suit against Mutual, which was filed in the United States District Court for the Eastern District of New York, although its complaint remains outstanding.

     On November 7, 2003, the Company settled all pending litigation between the Company and West-ward. In the settlement, West-ward agreed and confessed to judgment that the Company's Periostat patents are valid and infringed by the filing of West-ward's ANDA. West-ward also agreed and confessed to judgment that the Company's Periostat patents would be infringed by the manufacture and sale of a generic version of Periostat. West-ward consented to a judgment enjoining West-ward and any party acting in concert with West-ward from making and selling a generic version of Periostat until the Company's patents expire or are declared invalid or unenforceable by a court of competent jurisdiction. Finally, West-ward agreed to withdraw from the FDA case in the District of Columbia. In connection with this settlement, the Company agreed to pay a portion of West-ward's actual legal expenses in the amount of $700, which has been reflected in selling, general and administrative expense in the three months ended September 30, 2003 and selling, general and administrative - other expense in the nine months ended September 30, 2003.

     The Company anticipates that its future legal costs in these matters relating to patent infringement and defense will be reimbursed by the Research Foundation of the State University of New York ("SUNY") pursuant to a Technology License Agreement with SUNY to the extent that these legal expenses do not exceed royalties earned by SUNY during that period. Legal costs relating to the litigation with the FDA and certain anti-trust matters, however, are not eligible for reimbursement by SUNY. During the three and nine months ended September 30, 2003, the Company incurred $2,004 and $3,160, respectively, in legal defense, litigation and settlement costs for the aforementioned law suits with West-ward and Mutual, $448 and $1,292, respectively, of which were deducted from royalties payable to SUNY during those periods. In the event such cumulative legal costs exceed the amount of the royalties payable to SUNY, the Company will not be able to recover such legal costs from SUNY. As of September 30, 2003, the Company has $1,451 in previously recognized legal expenses available to offset future royalties earned by SUNY, if any.

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

     The Company has executed an agreement with Dr. Gallagher, pursuant to which Dr. Gallagher will be compensated for, among other things, his services during the transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $251 during the nine months ended September 30, 2003. The Company has also entered into a consulting agreement with Dr. Gallagher pursuant to which he will provide consulting services to CollaGenex for a period of 24 months following the earlier of (i) employment of a new chief executive officer, (ii) such earlier date as may be determined by the Company's Board of Directors, or (iii) December 31, 2003.

Note 7 -- Termination of License Agreement

     On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result of the termination of the agreement, during the first quarter of 2003, the Company accelerated the recognition of the remaining $222 of unamortized deferred revenue related to the $400 up-front payment received in 1996.

Note 8 -- Incentive Bonus Agreements

     The Company entered into Incentive Bonus Agreements with effective dates of August 27, 2003, with each of David F. Pfeiffer, the Company's Senior Vice President, Sales and Marketing, and Robert A. Ashley, the Company's Senior Vice President, Commercial

Development, pursuant to which each of Mr. Pfeiffer and Mr. Ashley shall receive, in certain circumstances, an incentive bonus equal to their respective annual base salary. Pursuant to the terms of each agreement, the incentive bonus shall be payable only if (i) the executive remains actively employed with the Company through August 27, 2004, or (ii) the Company terminates the executive's employment without Cause (as defined in each Agreement) prior to August 27, 2004. The incentive bonuses are being accrued quarterly and shall be payable, if the requirements are met, in a lump sum on or before September 26, 2004.

Note 9 -- Appointment of Senior Vice President and General Counsel

     In connection with the appointment of Paul Lubetkin as senior vice president and general counsel to the Company, on September 29, 2003, the Company entered into a Change of Control Agreement and a Severance Agreement with Mr. Lubetkin. In the event Mr. Lubetkin's employment is terminated as a result of an Involuntary Termination within 24 months of a Change of Control (each as defined in the Change of Control Agreement), the Change of Control Agreement provides for, among other things (i) a lump sum payment of 1.5 times base salary and 1.5 times the average bonus paid for the three fiscal years prior to the Termination Date (as defined in the Change of Control Agreement), (ii) health coverage and benefits for a period of 24 months, and (iii) certain outplacement/administrative support for a period of 18 months. The terms of Mr. Lubetkin's Severance Agreement provide for certain severance benefits upon an Involuntary Termination (as defined in the Severance Agreement).

Note 10 -- Subsequent Events

     On October 3, 2003, the Company announced that it had entered into agreements for the sale of 2,000,000 shares of its Common Stock previously registered on its Registration Statement on Form S-3 for an aggregate purchase price of $20,000, which generated net proceeds to the Company of approximately $18,800 after the payment of placement agent fees and related expenses.

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

     We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own professional pharmaceutical sales force of approximately 115 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R) and Atrisorb FreeFlow(R), and, in February 2002, Atrisorb-D(R), to the United States dental market (the "Atrix Products"). In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a mid-potency topical corticosteroid product developed by Altana Inc. In March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we have begun to jointly market Sirius' AVAR(TM) product line and Pandel to dermatologists in the United States. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix Products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico. Our sales force also co-promotes Vioxx(R), a prescription non-steroidal, anti-inflammatory drug developed by Merck & Co., Inc., in the United States, and, from October 1, 2002 to September 30, 2003, Denavir(R), for Novartis Consumer Health, Inc.

     For the year ended December 31, 2002, and for each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, we achieved net income of approximately $902,000, $1.2 million, $1.6 million and $1.2 million, respectively. We have, however, incurred losses in each year from inception through 2002 and have an accumulated deficit of $71.4 million at September 30, 2003.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of CollaGenex's sales and marketing plans for Periostat and other products that we market, risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, including risks relating to the outcome and consequences of our patent litigation against Mutual Pharmaceutical Company, risks that the FDA will approve products, such as Mutual's product, that will compete with and limit the market for Periostat, risks relating to our litigation with the FDA, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. CollaGenex's success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies. There can be no assurance that CollaGenex's product candidates (other than the FDA's approval of Periostat for marketing in the United States, the United Kingdom Medicines Control Agency's approval of Periostat for marketing in the United Kingdom and Periostat's marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxemborg, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Vioxx, Pandel, Atridox, Atrisorb-FreeFlow, Atrisorb-D or the AVAR product line. As a result of such risks, those risks set forth in the section entitled "Additional Risks That May Affect Results" and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, CollaGenex's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(R), The Whole Mouth Treatment(R), Restoraderm(TM) and Dentaplex(R) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R) and IMPACS(TM) are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R), Dentaplex(R), Restoraderm(R), Dermastat(R), Periocycline(R), Periostatus(R) and Periostan(R) are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex(R), PS20(R), "C" Logo(R) and The Whole Mouth Treatment(R) are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline(TM) and Periostan(TM) are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

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

Results of Operations

     During the three months ended September 30, 2003, we achieved net product sales of $12.8 million from the sale of Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel. In addition, during the three months ended September 30, 2003, we generated $1.1 million in contract revenues mainly from our co-promotion activities with respect to Vioxx, Denavir and AVAR and $8,000 in international licensing revenues.

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)                  2003          Change          2002
--------------------------------------------------------------------------------
Net Product Sales...............      $  12,797        18.9%        $  10,767
--------------------------------------------------------------------------------
Contract Revenues...............          1,111       163.3%              422
--------------------------------------------------------------------------------
License Revenues................              8       (80.0)%              40
                                      ---------       -------       ---------
--------------------------------------------------------------------------------
   Total........................      $  13,916        23.9%        $  11,229
--------------------------------------------------------------------------------

     Total revenues during the three months ended September 30, 2003 were $13.9 million, representing a 23.9% increase over total revenues of $11.2 million during the three months ended September 30, 2002. Such 2003 revenues included approximately $12.8 million in net product sales of Periostat, Pandel and the Atrix Products, $1.1 million in contract revenues, which were derived from our co-promotion of Vioxx, Denavir and AVAR, and $8,000 of international licensing revenues for Periostat. Our agreement with Novartis Consumer Health, Inc. to co-promote Denavir expired on September 30, 2003, and we and Novartis mutually decided not to renew our arrangement with respect to Denavir. Net product sales increased $2.0 million, or 18.9%, to $12.8 million during the three months ended September 30, 2003 compared to $10.8 million during the three months ended September 30, 2002 primarily due to higher Periostat sales and the addition of the Pandel product line which we began selling direct in July 2002.

     Contract revenues for the three months ended September 30, 2003 increased 163.3% to $1.1 million from $422,000 during the three months ended September 30, 2002, primarily due to increased contract revenues relating to our co-promotion activities with respect to Denavir and the AVAR product line partially offset by lower Pandel contract revenues earned during 2003.

     We recorded $8,000 and $15,000 in licensing revenues for the three months ended September 30, 2003 and September 30, 2002, respectively, that was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We also recorded licensing revenues of $25,000 during the three months ended September 30, 2002, that represents milestone fees received from foreign licensing partners upon the achievement of certain milestones.

Cost of Product Sales

--------------------------------------------------------------------------------
Cost of Product Sales
(dollars in thousands)                   2003         Change           2002
--------------------------------------------------------------------------------
Cost of Product Sales............       $ 1,907        11.3%         $ 1,713
--------------------------------------------------------------------------------
Percent of Net Product Sales.....         14.9%         N/A            15.9%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix products.

     Cost of product sales were $1.9 million, or 14.9% of net product sales during the three months ended September 30, 2003, compared to $1.7 million, or 15.9% of net product sales during the three months ended September 30, 2002. During the three months ended September 30, 2003, cost of product sales increased in absolute dollars as a result of increased product sales. As a percentage of net product sales, cost of product sales decreased during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to product price increases for Periostat, offset in part by higher cost of product sales (as a percentage of net product sales) for the Pandel product line, launched in July 2002.

Research and Development

--------------------------------------------------------------------------------
Research and Development
(dollars in thousands)                   2003          Change          2002
--------------------------------------------------------------------------------
Research and development.........       $ 1,777         32.2%        $ 1,344
--------------------------------------------------------------------------------
Percentage of Total Revenues.....         12.8%          N/A           12.0%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $433,000, or 32.2%, to $1.8 million during the three months ended September 30, 2003 from $1.3 million during the three months ended September 30, 2002.

     Development projects conducted during the three months ended September 30, 2003 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm(TM) technology, which totaled $1.0 million and $114,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If all of the potential products are successful, additional formulation development expenses and milestone fees could be as much as $8.6 million through 2006.

     Clinical projects totaling $140,000 were conducted during the three months ended September 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications and including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the clinical development of Periostat for any indication.

     Other research and development expenses incurred during the three months ended September 30, 2003 included $37,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and $85,000 for various regulatory costs, including annual FDA filing fees, patent fees and regulatory expenses in the United States, and $161,000 in manufacturing development costs for Metastat(R) and the Impacs(TM) compounds. Direct salaries and other personnel expenses incurred during the three months ended September 30, 2003 were $135,000. Additionally, during such period we incurred $84,000 in consulting, travel and other office expenses.

     Development projects conducted during the three months ended September 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $706,000 and $83,000, respectively.

     Clinical projects totaling $176,000 were conducted during the three months ended September 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition), clinical development work relating to Periostat in dermatological indications and initiation of a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea.

     Other research and development expenses incurred during the three months ended September 30, 2002 included $85,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $29,000 for various regulatory costs, including annual FDA filing fees, patent fees, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended September 30, 2002 were $124,000. Additionally, during such period we incurred $141,000 in consulting, travel and other office expenses.

Selling, General and Administrative

--------------------------------------------------------------------------------
Selling, General and Administrative
(dollars in thousands)                    2003         Change           2002
--------------------------------------------------------------------------------
Selling, General and Administrative     $ 9,038         21.6%        $ 7,431
--------------------------------------------------------------------------------
Percentage of Total Revenues.....         64.9%          N/A           66.2%
--------------------------------------------------------------------------------

     Selling, general and administrative expenses consist primarily of personnel
salaries  and  benefits,  direct  marketing  costs,   professional,   legal  and
consulting fees, insurance and general office expenses.

     Selling, general and administrative expenses increased 21.6% to $9.0 million during the three months ended September 30, 2003 from $7.4 million during the three months ended September 30, 2002. This increase of $1.6 million was primarily the result of approximately $1.5 million in additional legal fees and settlement costs relating to our ongoing litigation, net of reimbursable legal expenses, $636,000 in additional promotional expenses for the AVAR and Pandel product lines and a $133,000 increase in other administrative costs, offset in part by a $725,000 reduction in selling and marketing expenditures for Periostat and the Atrix Products.

     Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2003 included $3.8 million in direct selling and sales training expenses, $2.2 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR) and $3.0 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2002 included $3.9 million in direct selling and sales training expenses, $2.2 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and co-promotion expenses relating to Vioxx and Pandel) and $1.3 million in general and administrative expenses, which include business development, finance and corporate activities.

Other Income/Expense

--------------------------------------------------------------------------------
Other Income/Expense                     2003          Change         2002
--------------------------------------------------------------------------------
Interest income..................       $28,000         55.6%        $18,000
--------------------------------------------------------------------------------
Interest expense.................       $    --        (100)%        $(3,000)
--------------------------------------------------------------------------------
Other income.....................       $ 8,000         N/A         $     --
--------------------------------------------------------------------------------

     Interest income increased to $28,000 for the three months ended September 30, 2003 compared to $18,000 for the three months ended September 30, 2002. This increase was due to higher average investment balances in 2003. There was no interest expense for the three months ended September 30, 2003, compared to $3,000 for the three months ended September 30, 2002. Other income was $8,000 for the three months ended September 30, 2003 compared to other income of zero for the three months ended September 30, 2002. Such income was attributable to foreign currency transaction gains experienced in 2003.

Preferred Stock Dividend

     Preferred stock dividends included in net income allocable to common stockholders were $400,000 during each of the three months ended September 30, 2003 and September 30, 2002. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our Common Stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

--------------------------------------------------------------------------------
Revenues                                2003          Change          2002
(dollars in thousands)
--------------------------------------------------------------------------------
Net Product Sales...............      $  35,917        15.8%        $  31,026
--------------------------------------------------------------------------------
Contract Revenues...............          2,164        22.3%            1,769
--------------------------------------------------------------------------------
License Revenues................            679       319.1%              162
                                      ---------       ------        ---------
--------------------------------------------------------------------------------
   Total........................      $  38,760        17.6%        $  32,957
--------------------------------------------------------------------------------

     Total revenues during the nine months ended September 30, 2003 were $38.8 million, representing a 17.6% increase over total revenues of $33.0 million during the nine months ended September 30, 2002. Such 2003 revenues included approximately $35.9 million in net product sales of Periostat, Pandel and the Atrix Products, $2.2 million in contract revenues, which were derived from our co-promotion of Vioxx, Denavir and AVAR, and $679,000 in international licensing revenues for Periostat. Our agreement with Novartis Consumer Health, Inc. to co-promote Denavir expired on September 30, 2003, and we and Novartis mutually decided not to renew our arrangement with respect to Denavir. Net product sales increased $4.9 million, or

15.8%, to $35.9 million during the nine months ended September 30, 2003 compared to $31.0 million during the nine months ended September 30, 2002 primarily due to higher Periostat sales and the addition of the Pandel product line which we began selling direct in July 2002.

     Contract revenues for the nine months ended September 30, 2003 increased 22.3% to $2.2 million from $1.8 million during the nine months ended September 30, 2002, primarily due to increased contract revenues relating to our co-promotion activities with respect to Denavir and the AVAR product line offset by lower Pandel contract revenues earned during 2003.

     We recorded $32,000 and $45,000 in licensing revenues for the nine months ended September 30, 2003 and September 30, 2002, respectively, that was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We also recorded licensing revenues of $222,000 and $47,000 during the nine months ended September 30, 2003 and 2002, respectfully, that represent previously deferred foreign up-front licensing fees where the recognition of revenue was accelerated in connection with certain licensing agreements that were mutually terminated during the respective periods. Additionally, during the nine months ended September 30, 2003 and 2002, respectively, we recognized $425,000 and $70,000 in license milestone fees received from foreign licensing partners upon the achievement of certain milestones.

Cost of Product Sales

--------------------------------------------------------------------------------
Cost of Product Sales                    2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cost of Product Sales............       $ 5,560        13.7%         $ 4,891
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Percent of Net Product Sales.....          15.5%        N/A             15.8%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix Products.

     Cost of product sales were $5.6 million, or 15.5% of net product sales during the nine months ended September 30, 2003, compared to $4.9 million, or 15.8% of net product sales during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, cost of product sales increased in absolute dollars as a result of increased product sales. As a percentage of net product sales, cost of product sales decreased as a result of Periostat price increases, which was offset in part by higher costs of product sales (as a percentage of net product sales) for the Pandel product line launched in July 2002.

Research and Development

--------------------------------------------------------------------------------
Research and Development                 2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
Research and development.........       $ 4,397         50.4%        $ 2,925
--------------------------------------------------------------------------------
Percentage of Total Revenues.....          11.3%         N/A             8.9%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $1.5 million, or 50.4%, to $4.4 million during the nine months ended September 30, 2003 from $2.9 million during the nine months ended September 30, 2002.

     Development projects conducted during the nine months ended September 30, 2003 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $1.8 million and $702,000, respectively. Future development of the once-a-day technology will be contingent on the outcome of the initial phase of the project, which should be determined by the end of 2003. If all of the potential products are successful, additional formation development expenses and milestone fees could be as much as $8.6 million through 2006.

     Clinical projects totaling $618,000 were conducted during the nine months ended September 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications and including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea. Until the outcome of these trials is determined, it is premature to estimate the future costs associated with the clinical development of Periostat for any indication.

     Other research and development expenses incurred during the nine months ended September 30, 2003 included $90,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and $329,000 for various regulatory costs, including annual FDA filing fees, patent fees and regulatory expenses in the United States, and $169,000 in manufacturing development costs for Metastat and the Impacs compounds. Direct salaries and other personnel expenses incurred during the nine months ended September 30, 2003 were $406,000. Additionally, during such period we incurred $280,000 in consulting, travel and other office expenses.

     Development projects conducted during the nine months ended September 30, 2002 included our continuing formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $953,000 and $293,000, respectively.

     Clinical projects totaling $704,000 were conducted during the nine months ended September 30, 2002 and included several Phase IV studies for Periostat in various dental indications, initiation of a 70-patient clinical study to evaluate the efficacy of Periostat to treat meibomiantis (an ocular condition), clinical development work relating to Periostat in dermatological indications and initiation of a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea.

     Other research and development expenses incurred during the nine months ended September 30, 2002 included $184,000 in regulatory consulting and filing fees under the Mutual Recognition Procedure in Europe and $93,000 for various regulatory costs, including annual FDA filing fees, patent fees, and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the nine months ended September 30, 2002 were $391,000. Additionally, during such period we incurred $307,000 in consulting, travel and other office expenses.

Selling, General and Administrative

--------------------------------------------------------------------------------
Selling, General and Administrative      2003          Change         2002
(dollars in thousands)
--------------------------------------------------------------------------------
Selling, General and Administrative -
        other......................... $24,578        (3.1)%        $25,377
--------------------------------------------------------------------------------
Selling, General and Administrative -
     stock compensation charge........     251         N/A               --
--------------------------------------------------------------------------------
Subtotal.............................. $24,829        (2.2)%        $25,377
--------------------------------------------------------------------------------
Percentage of Total Revenues..........    64.1%        N/A             77.0%
--------------------------------------------------------------------------------

     Selling, general and administrative - other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

     Selling, general and administrative - other expenses decreased 3.1% to $24.6 million during the nine months ended September 30, 2003 from $25.4 million during the nine months ended September 30, 2002. This decrease of $800,000 was primarily the result of a $4.0 million reduction in selling and marketing expenditures for Periostat and the Atrix Products, offset in part by approximately $1.7 million in increased legal fees and settlement costs relating to our ongoing litigation, net of reimbursable legal expenses, and approximately $1.3 million in additional promotional expenses for AVAR and Pandel.

     Significant components of selling, general and administrative - other expenses incurred during the nine months ended September 30, 2003 included $11.6 million in direct selling and sales training expenses, $6.3 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR) and $6.7 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the nine months ended September 30, 2002 included $12.0 million in direct selling and sales training expenses, $8.9 million in marketing expenses (including DTC advertising and promotion expenditures for Periostat, the Atrix Products and co-promotion expenses relating to Vioxx and Pandel) and $4.5 million in general and administrative expenses, which include business development, finance and corporate activities.

     Selling, general and administrative - stock compensation charge of $251,000 during the nine months ended September 30, 2003 resulted from certain modifications made to stock option agreements held by Brian M. Gallagher, Ph.D., our chairman, chief executive officer and president, in connection with a Transition Agreement we executed with Dr. Gallagher on March 18, 2003.

Other Income/Expense

--------------------------------------------------------------------------------
Other Income/Expense                     2003          Change         2002
--------------------------------------------------------------------------------
Interest income..................       $84,000         52.7%        $55,000
--------------------------------------------------------------------------------
Interest expense.................       $    --         (100)%       $(5,000)
--------------------------------------------------------------------------------
Other expense....................       $ 2,000          N/A         $    --
--------------------------------------------------------------------------------

     Interest income increased to $84,000 for the nine months ended September 30, 2003 compared to $55,000 for the nine months ended September 30, 2002. This increase was due to higher average investment balances in 2003. There was no interest expense for the nine months ended September 30, 2003, compared to $5,000 for the nine months ended September 30, 2002. Other expense was $2,000 for the nine months ended September 30, 2003 compared to other expense of zero for the nine months ended September 30, 2002. Such increase was attributable to foreign currency transaction losses experienced in 2003.

Preferred Stock Dividend

     Preferred stock dividends included in net income (loss) allocable to common stockholders were $1.2 million during each of the nine months ended September 30, 2003 and September 30, 2002. Such preferred stock dividends, paid in shares of our Common Stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our Common Stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

Liquidity and Capital Resources

     On October 3, 2003, we announced that we had entered into agreements for the sale of 2,000,000 shares of our Common Stock registered under a registration statement on Form S-3 to certain institutional investors, at a per share purchase price of $10.00 for aggregate gross proceeds of $20.0 million, which generated net proceeds to us of approximately $18.8 million, after the payment of placement agent fees and related expenses.

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

     All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of Common Stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of September 30, 2003, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of Common Stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     We have a revolving credit facility with Silicon Valley Bank which expires on March 15, 2004. We may borrow up to the lesser of $4.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is also reduced by outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $1.5 million. On April 1, 2003, we secured our expected purchase order commitments for the next twelve months with a letter of credit for approximately $1.1 million. As of September 30, 2003, the letter of credit had been reduced to $592,000. As we continue to pay down amounts under the letter of credit, the amount available to us under the Facility will increase. We are not obligated to draw amounts and any such borrowings bear interest, payable monthly, currently at the prime rate plus 1.0% to 1.5% per annum and may be used only for working capital purposes. Without the consent of Silicon Valley Bank, we, among other things, shall not:
(i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must also maintain a certain tangible net worth of $5.0 million, subject to certain upward adjustments, as defined in the amendment, as a result of profitable operations or additional debt or equity financings and a minimum of $2.0 million in cash at Silicon Valley Bank, net of borrowings under the credit facility. In addition, we have secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our assets, including our intellectual property. As of September 30, 2003, we had no borrowings outstanding against the credit facility.

     During 1999, we entered into a three-year co-promotion agreement with Merck & Co., Inc. for Vioxx under which we are committed to spend up to $1.0 million annually for promotional expenses, or such lesser amount as will be determined by mutual agreement of the parties. In September 2002, the agreement was amended and the term was extended to December 31, 2003.

     On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, among other things: (i) Atrix will manufacture the dental products for us at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year; (ii) we paid to Atrix a $1.0 million licensing fee to market such products; (iii) we committed to no less than $2.0 million in advertising and selling expenses related to the Atrix Products during the fiscal year beginning January 1, 2002 (which requirement we met during 2002); (iv) we agreed to maintain, through August 2003, a force of no less than ninety full time dental consultants and divisional and regional managers to make sales and product recommendation calls on dental professionals (which requirement we have fulfilled); and (v) we agreed that the Atrix Products would be the subject of a specific number of detail calls in the United States during 2002, which we achieved. We are also required to make certain annual minimum expenditures for advertising and promotional activities over the term of the agreement beginning January 1, 2003, including:
(i) the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to a separate Atrix product that we market.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3.2 million, of which no more than $2.2 million shall be payable prior to January 1, 2004 and of which no more than an additional $1.0 million shall be payable prior to January 1, 2005. We paid $565,000 under this Agreement in the nine months ended September 30, 2003. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years.

     At September 30, 2003, we had cash and cash equivalents of approximately $14.5 million, an increase of $4.4 million from the $10.1 million balance at December 31, 2002. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in short-term United States Treasury securities and commercial paper with a credit rating no lower than A1/P1. Our working capital at September 30, 2003 was $12.0 million, an increase of $5.4 million from $6.6 million at December 31, 2002. This increase was primarily attributable to the operating profitability experienced during 2003 and the addition of $1.8 million in cash proceeds from the exercise of stock options and warrants. During the nine months ended September 30, 2003, we generated $5.4 million in cash from our operating activities principally from net income of $4.1 million less changes in certain assets and liabilities. During the nine months ended September 30, 2003, we invested $270,000 in capital expenditures, made $900,000 in licensing payments to Altana Inc. and paid $1.6 million in cash dividends to the holders of our Series D preferred stock.

     We currently believe that projected increases in sales of our United States marketed products in combination with contract and license revenues, working capital at September 30, 2003, available cash inflows from our revolving credit facility with Silicon Valley Bank and the proceeds from our offering of 2,000,000 shares of Common Stock in October 2003 will allow us to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. Contract and license revenues include receipts from co-promotion agreements and performance milestones. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

     We believe that other key factors that could affect our internal and external sources of cash are:

     o Revenues and profits from sales of Periostat and other products and contracted services;

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

     Below is a table which presents our contractual obligations and commercial commitments as of September 30, 2003:

                                      Payments Due by Period
-------------------------------------------------------------------------------
                                  Three
                                 Months
                                 ending
Contractual                      December      2004 and    2006 and    2008 and
Obligations         Total        31, 2003        2005         2007       after
-------------------------------------------------------------------------------
Operating
  Leases(1)......  $1,974,000    $  82,000    $ 678,000     $  684,000  $530,000
-------------------------------------------------------------------------------
Unconditional
  Purchase
  Obligations....  $  592,000(2) $ 592,000(2)     --           --         --
-------------------------------------------------------------------------------
Co-Promotional
  Commitments....    (3)(4)        (3)(4)         (4)          (4)        (4)
-------------------------------------------------------------------------------
Cash Dividends
  on Series D
  Preferred Stock  $6,400,000(5)   --(5)      $3,200,000(5) $3,200,000(5) (5)
-------------------------------------------------------------------------------
Consulting
  Payments.......  $  649,000(6)   --(6)      $ 649,000(6)     --         --
-------------------------------------------------------------------------------
Total
  Contractual
  Obligations....  $9,615,000    $ 674,000    $4,527,000    $3,884,000  $530,000
-------------------------------------------------------------------------------

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

     (5) Pursuant to the terms of our Series D Cumulative Convertible preferred stock and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum, which are declared and paid every six months. See further information regarding our Series D preferred stock under the heading "Liquidity and Capital Resources."

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

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.2 million, of which no more than $2.2 million shall be payable prior to January 1, 2004 and of which no more than an additional $1.0 million shall be payable prior to January 1, 2005. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years.

     On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders. In addition, under the agreement, certain product development functions shall be performed for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products, if any, utilizing any part of Shire's technology. Also under the agreement, we have committed to payments in cash, or, at our option, a combination of cash and our Common Stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology which could total up to $7.9 million in the aggregate.

Additional Risks That May Affect Results

     Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

     We Rely on Periostat for Most of Our Revenue.

     During the nine months ended September 30, 2003 and the years ended 2002, 2001 and 2000, Periostat accounted for approximately 82%, 82%, 87% and 84% of our total net revenues, respectively. Although we currently derive additional revenue from marketing and/or selling other products (Vioxx, Atridox, Atrisorb FreeFlow, Atrisorb-D, Pandel and Denavir (through

September 30, 2003)) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat.

     Although we recently settled our litigation with West-ward Pharmaceutical Corporation ("West-ward"), Mutual Pharmaceutical Company, Inc. ("Mutual") submitted an application to the FDA for approval of a generic version of Periostat. Other companies may also have submitted applications for approval of generic versions of Periostat. We have filed suits to enforce our patent rights and to compel the FDA to award patent and exclusivity protections that would prevent a generic drug application from being approved now. On July 23, 2003, we announced that the United States District Court for the District of Columbia had granted a preliminary injunction temporarily restraining the FDA from approving any Abbreviated New Drug Applications ("ANDAs") submitted for any generic version of Periostat. Until the Court has made a final ruling on our complaint, the FDA cannot approve the ANDAs on file for West-ward's 20 mg doxycycline hyclate capsule, Mutual's 20 mg doxycycline hyclate tablet or any other ANDA for a generic version of Periostat. The Court could make a final ruling at any time after the briefs are due in mid-December 2003. If the Court decides in favor of the FDA, the FDA could begin to approve generic drugs immediately therafter.

     As a result of the ruling in the District Court of the District of Columbia, we have withdrawn our motion for a temporary restraining order and preliminary injunction in our patent infringement suit against Mutual, which was filed in the District Court of the Eastern District of New York. Our suit against Mutual, however, remains on file and a motion for injunctive relief can be filed immediately if required. We cannot be sure, however, that one or more generic versions of Periostat will not be approved and marketed. If one or more generic versions of Periostat are approved and marketed, our revenues from Periostat would significantly decrease, and as result, our business, financial condition, cash flows and results of operations would be materially adversely affected.

     We May Not Be Able to Maintain Profitability.

     From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. During the year ended December 31, 2000, we experienced a net loss of approximately $8.8 million. During the year ended December 31, 2001, we experienced a net loss of approximately $8.1 million. As of September 30, 2003, we have an accumulated deficit of $71.4 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. Although we achieved net income of $902,000, $1.2 million, $1.6 million and $1.2 million for the year ended December 30, 2002, and each of the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively, we expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat, new products and continuing clinical and manufacturing development for other indications and formulations of Periostat, and therefore, we cannot be certain that we will be able to maintain our profitability in the future, if at all.

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

     Our core technology is licensed from The Research Foundation of the State University of New York ("SUNY"), and other academic and research institutions collaborating with SUNY. Under the license agreement with SUNY (the "SUNY License") we have an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.

     SUNY owns 31 United States patents and 6 United States patent applications that are licensed to us. The patents licensed from SUNY expire between 2004 and 2019. Two of the patents are related to Periostat and expire in 2004 and 2007. Technology covered by these patents becomes available to competitors as the patents expire.

     Since many of our patent rights cover new treatments using tetracyclines, we may be required to bring expensive infringement actions to enforce our patents and protect our technology. Although federal law prohibits making and selling pharmaceuticals for infringing use, competitors and/or practitioners may provide generic forms of tetracycline for treatment(s) which infringe our patents, rather than prescribe our Periostat product. Enforcement of patents can be expensive and time consuming.

     We are currently enforcing our patent rights against Mutual, a generic drug company. Mutual has submitted a request for listing a generic tablet replacement for Periostat on the New Jersey Formulary. In keeping with our patent enforcement policy, we have initiated a patent infringement action in the Eastern District of New York to prevent Mutual from introducing a generic version of Periostat. A motion for preliminary injunction was filed and served to prevent Mutual from introducing a generic version of Periostat to the marketplace. As a result of our litigation against the FDA, we have withdrawn our motion for a temporary restraining order and preliminary injunction in our patent infringement suit against Mutual, although our complaint against Mutual remains outstanding. Mutual has filed various claims against us relating to these matters. We cannot be certain that Mutual or other third parties will not receive FDA approval and introduce a competitive generic version of Periostat. Any infringement or related action involving Mutual or any third party will likely result in significant expenditures, even if such actions are settled, require substantial management time and may not be resolved in our favor.

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

     We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc. ("PMRS"), for our tablet formulation for Periostat. Our current arrangement with PMRS has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat. The introduction of a generic 20 mg doxycycline hyclate tablet could leave us without a manufacturer or force us to negotiate a new arrangement, possibly on less favorable terms. We intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one year to successfully transition from PMRS to a new manufacturer.

     Our Products are Subject to Extensive Regulation by the FDA.

     Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat, Vioxx, Pandel and Atridox have been approved by the FDA as drugs. Sirius Laboratories, Inc., the manufacturer of the AVAR products, has not sought FDA approval of those products because the manufacturer believes that no approval is required. We cannot be sure that the FDA will not object to the lack of approval for these products. If the FDA were to assert that the AVAR products need approval, we might be required to stop marketing such products temporarily or permanently and might be subject to FDA regulatory action. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications until FDA approves the product for that indication. If the FDA does not approve our products under development or additional indications for marketed products in a timely fashion, or does not approve them at all, our financial condition may be adversely affected.

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

     We are, and will increasingly be, subject to a variety of foreign regulatory regimes governing clinical trials and sales of our products. Other than Periostat, which has been approved by the Medicines Control Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxemburg, the Netherlands, Portugal and Canada, our products in development have not been approved in any foreign country. Whether or not FDA approval has been obtained, approval of drug products by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of those products in those countries. The approval process varies from country to country, and other countries may also impose post-approval requirements.

     A Small Number of Wholesale Customers and Large Retail Chains Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

     We sell most of our products to a small number of wholesale drug distributors. For the year ended December 31, 2002, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 32%, 24% and 19%, respectively, of our aggregate net product sales. For the nine months ended September 31, 2003, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 43%, 30% and 19%, respectively, of our aggregate net product sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products. In addition, wholesalers may increase purchase levels in anticipation of future price increases or may capitalize on volume discounts to acquire inventory. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers. Although we have developed a plan to manage Periostat trade inventory levels, this plan may not be effective. If Periostat trade inventory levels become too high, or if prescription growth of Periostat is lower than expected by the trade, wholesalers and large retail chains could reduce their orders for Periostat, which could result in reduced sales of Periostat and adversely affect our operating results.

     We Cannot Assure You that Our Pursuit of Business in the Dermatology Market will be Successful.

     In January 2002, we announced our plans to expand into the dermatology market. During 2002, we initiated a 150-patient Phase III clinical trial to evaluate the use of Periostat to treat rosacea, we announced that we had licensed a new dermal and transdermal drug delivery technology called Restoraderm, we executed a sublicense Agreement with Altana Inc. with respect to the marketing and distribution of Pandel, and in March 2003, we executed a co-promotion agreement with Sirius Laboratories, Inc. pursuant to which we will jointly market Sirius' AVAR product line. In addition, we continue to actively seek product licensing opportunities to enhance our near-term offerings to the dermatology market. Our future success will depend on, among other things, our ability to: (i) achieve market acceptance for any of these or future dermatological offerings; (ii) hire and retain personnel with experience in the dermatology market; (iii) execute our business plan with respect to this market segment; and (iv) adapt to technical or regulatory changes once operational. Furthermore, while we have experience in the sales and marketing of dental products, we have virtually no experience in dermatology. This market is very competitive and some of our competitors have substantially greater resources than we have. New product development is a lengthy, complex and uncertain process that will require significant attention and resources from management. A product candidate can fail at any stage of the development process due to, among other things, efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels. We therefore cannot assure you that we will be successful in our pursuit of business in the dermatology market, or that we can sustain any business in which we achieve initial success.

     If Our Products Cause Injuries, We May Incur Significant Expense and Liability.

     Our business may be adversely affected by potential product liability risks inherent in the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or co-promotion rights. We have an aggregate of $10.0 million in product liability insurance for Periostat, our product candidates and products for which we have licensing or co-promotion rights. This level of insurance may not adequately protect us against product liability claims. Insufficient insurance coverage or the failure to obtain indemnification from third parties for their respective liabilities may expose us to product liability claims and/or recalls and could cause our business, financial condition and results of operations to decline.

     Because Our Executive Officers, Directors and Affiliated Entities Own Approximately 23.3% of Our Capital Stock, They Could Influence Our Actions in a Manner That Conflicts With Our Interests and the Interests of Our Other Stockholders.

     Currently, our executive officers, directors and affiliated entities together beneficially own approximately 23.3% of the outstanding shares of our Common Stock or equity securities convertible into Common Stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to influence corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

     The following table sets forth the high and low closing market price per share for our Common Stock for each of the quarters in the period beginning January 1, 2000 through September 30, 2003, as reported on the Nasdaq National
Market:


                Quarter Ended             High             Low
                -------------             ----             ---

         March 31, 2000..........         $27.13         $12.63
         June 30, 2000...........         $15.50          $8.25
         September 30, 2000......          $9.88          $8.06
         December 31, 2000.......          $7.88          $3.13
         March 31, 2001..........          $6.00          $4.47
         June 30, 2001...........          $8.80          $5.06
         September 30, 2001......         $10.00          $7.25
         December 31, 2001.......          $9.50          $7.50
         March 31, 2002..........         $12.00          $7.72
         June 30, 2002...........         $11.65          $5.75
         September 30, 2002......          $7.34          $4.70
         December 31, 2002.......          $9.93          $4.05
         March 31, 2003..........         $11.03          $6.66
         June 30, 2003...........         $13.27          $8.62
         September 30, 2003......         $15.84         $10.50


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We had cash equivalents at September 30, 2003 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at September 30, 2003.

Item 4. Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

West-ward Pharmaceutical Corporation Litigation

     On November 18, 2002, we filed a complaint and on February 13, 2003, we filed a preliminary injunction in the District Court for the Eastern District of New York seeking to prevent West-ward Pharmaceutical Corporation ("West-ward") from introducing a 20 mg. capsule of doxycycline hyclate into the market in the United States. We alleged that West-ward had infringed our Periostat patents under the Hatch-Waxman Act by filing an Abbreviated New Drug Application ("ANDA") for a capsule formulation of Periostat. More specifically, our suit alleged that West-ward infringed two patents to which we are the exclusive licensee: U.S. Patent No. 4,666,897 and Re-Issue Patent RE 34,656. The remedies sought by us included an award of treble damages, costs and reasonable attorneys' fees.

     In a separate action in the United States District Court for the District of Columbia, we sought and, on July 23, 2003, were granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including West-ward's version. West-ward intervened in that case.

     On November 7, 2003, we settled all pending litigation between West-ward and us. In the settlement, West-ward agreed and confessed to judgment that our Periostat patents are valid and infringed by the filing of West-ward's ANDA. West-ward also agreed and confessed to judgment that our Periostat patents would be infringed by the manufacture and sale of a generic version of Periostat. West-ward consented to a judgment enjoining West-ward and any party acting in concert with West-ward from making and selling a generic version of Periostat until our patents expire or are declared invalid or unenforceable by a court of competent jurisdiction. Finally, West-ward agreed to withdraw from the FDA case in the District of Columbia. In connection with the settlement, we agreed to pay a portion of West-ward's actual legal expenses in the amount of $700,000.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

     The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     Option Grants

     During the third quarter of 2003, we granted stock options pursuant to our 1996 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                         Weighted Average
                 Number of Shares         Exercise Price
                 ----------------         --------------

                      64,150                  $10.63

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

Item 5. Other Information.

Incentive Bonus Agreements

     We entered into Incentive Bonus Agreements with effective dates of August 27, 2003, with each of David F. Pfeiffer, the Company's Senior Vice President, Sales and Marketing, and Robert A. Ashley, the Company's Senior Vice President, Commercial Development.

Deloitte & Touche Technology Fast 50 Program

     On September 29, 2003, we announced that we had been named to Deloitte & Touche's Technology Fast 50 Program for the Delaware Valley, a ranking of the 50 fastest growing technology companies in the area. Rankings were based on the percentage of growth in the fiscal year revenues over five years from 1998 through 2002.

Sale of Common Stock

      On October 3, 2003, we announced that we had entered into agreements for the sale of 2,000,000 shares of our Common Stock registered under a registration statement on Form S-3 to certain institutional investors, at a per share purchase price of $10.00 for aggregate gross proceeds of $20.0 million, which generated net proceeds to us of approximately $18.8 million, after the payment of placement agent fees and related expenses.

Appointment of Paul Lubetkin as Senior Vice President and General Counsel

      On October 6, 2003, we announced the appointment of Paul Lubetkin to the newly created position of senior vice president and general counsel to oversee all of our legal affairs. In connection with such appointment, on September 29, 2003, we entered into a Severance Agreement and a Change of Control Agreement with Mr. Lubetkin.

Sale of Common Stock by Marquette Venture Partners and OCM Principal Opportunities Fund

      On October 7, 2003, we announced that Marquette Venture Partners II, L.P., and OCM Principal Opportunities Fund, L.P., had separately entered into agreements with certain institutional investors to sell 341,302 shares and 320,000 shares, respectively, of our Common Stock held by them.

Settlement of Litigation with West-ward Pharmaceutical Corporation

      On November 10, 2003, we announced that we had settled all pending litigation between West-ward and us. We sued West-ward and other defendants in the United States District Court for the Eastern District of New York, alleging that West-ward infringed our patents for Periostat for the treatment of adult periodontitis. Our complaint also alleged that West-ward infringed the our patent rights under the Hatch-Waxman Act by submitting an ANDA with the Food and Drug Administration, seeking FDA approval to market a generic capsule version of Periostat.

      In a separate action in the United States District Court for the District of Columbia, we sought and, on July 23, 2003, were granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including West-ward's version. West-ward intervened in that case.

      In the settlement, West-ward agreed and confessed to judgment that our Periostat patents are valid and infringed by the filing of West-ward's ANDA. West-ward also agreed and confessed to judgment that our Periostat patents would be infringed by the manufacture and sale of a generic version of Periostat. West-ward consented to a judgment enjoining West-ward and any party acting in concert with West-ward from making and selling a generic version of Periostat until our patents expire or are declared invalid or unenforceable by a court of competent jurisdiction. Finally, West-ward agreed to withdraw from the FDA case in the District of Columbia. In connection with the settlement, we agreed to pay a portion of West-ward's actual legal expenses in the amount of $700,000.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

          10.1 Form of Incentive Bonus Agreement executed with each of David F. Pfeiffer and Robert A. Ashley.

          10.2 Severance Agreement executed with Paul Lubetkin.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32   Certification Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

          On July 14, 2003, we filed a Current Report on Form 8-K under Item 5, relating to our filing and service of a complaint on United Research Laboratories/Mutual Pharmaceutical Company.

          On July 16, 2003, we filed a Current Report on Form 8-K under Item 5, relating to our filing and service of a preliminary injunction in connection with our litigation with United Research Laboratories/Mutual Pharmaceutical Company.

          On July 22, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended June 30, 2003 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

          On July 23, 2003, we filed a Current Report on Form 8-K under Item 5, relating to our award of a preliminary injunction by the United States District Court of the District of Columbia.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CollaGenex Pharmaceuticals, Inc.



Date: November 14, 2003             By:  /s/ Brian M. Gallagher, Ph.D.
                                         ---------------------------------
                                         Brian M. Gallagher, Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 14, 2003             By:  /s/ Nancy C. Broadbent
                                         ---------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)