Form 10-Q
period 2004-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2004-05-10
CIK 1012270

CONFORMED COPY


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                             Commission File Number
                                     0-28308

                        CollaGenex Pharmaceuticals, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                52-1758016
-------------------------------         ---------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

41 University Drive, Newtown, PA                               18940
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (215) 579-7388
                      ------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

                       Yes: :   X                 No:
                              ------

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 1, 2004:

            Class                                   Number of Shares
 ---------------------------                        -----------------
 Common Stock $.01 par value                            14,332,867

                        COLLAGENEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page

PART I.  FINANCIAL INFORMATION...........................................    1

   Item 1.    Financial Statements (unaudited)...........................    1

              Condensed Consolidated Balance Sheets as of March 31, 2004
                    and December 31, 2003 (unaudited)....................    2

              Condensed Consolidated Statements of Operations for the Three
                    Months Ended March 31, 2004 and 2003 (unaudited).....    3

              Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2004 and 2003 (unaudited).....    4

              Notes to Condensed Consolidated Financial Statements
                    (unaudited)..........................................    5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   11

              Results of Operations......................................   14

              Liquidity and Capital Resources............................   18

              Additional Risks That May Affect Results...................   22

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.   28

   Item 4.    Controls and Procedures....................................   29

PART II.    OTHER INFORMATION............................................   30

    Item 1.    Legal Proceedings.........................................   30

    Item 2.    Changes in Securities and Use of Proceeds.................   31

    Item 5.    Other Information.........................................   31

    Item 6.    Exhibits and Reports on Form 8-K..........................   33

SIGNATURES...............................................................   34

                          PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements (unaudited).

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                    (amounts in thousands, except share data)
                                   (unaudited)
                                                                                 March 31,           December 31,
                                  Assets                                            2004                 2003
                                                                              -------------          ------------
Current assets:

   Cash and cash equivalents...........................................       $    31,168           $    32,670
   Accounts receivable, net of allowances of $1,348 and $1,308 at
     March 31, 2004 and December 31, 2003, respectively................             6,419                 4,959
   Inventories.........................................................             1,711                 1,672
   Prepaid expenses and other current assets...........................             2,506                 1,732
                                                                                    -----                 -----
         Total current assets..........................................            41,804                41,033

Equipment and leasehold improvements, net..............................               542                   496
Acquired product rights, net...........................................             1,603                 1,749
Other assets...........................................................                27                    27
                                                                                    -----                 -----
         Total assets..................................................       $    43,976           $    43,305
                                                                              ===========           ===========
                   Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable....................................................       $     3,939           $     3,273
   Accrued expenses....................................................             4,997                 4,950
   Preferred dividends payable.........................................                --                   800
                                                                                  -------               -------
         Total current liabilities.....................................             8,936                 9,023
                                                                                  -------               -------
Deferred revenue.......................................................               318                   326
                                                                                  -------               -------
Commitments and Contingencies

Stockholders' equity:

   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at March 31, 2004 and
     December 31, 2003 (liquidation value of $20,800); 150,000
     shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued
     and outstanding at March 31, 2004 and December 31, 2003..........                 2                    2
   Common stock, $0.01 par value; 25,000,000 shares authorized,
     14,131,377 and 13,842,200 shares issued and outstanding at
     March 31, 2004 and December 31, 2003, respectively................              141                   138
   Additional paid in capital..........................................          104,467               103,670
   Accumulated deficit.................................................          (69,888)              (69,854)
                                                                                 -------               -------
         Total stockholders' equity....................................           34,722                33,956
                                                                                 -------               -------
         Total liabilities and stockholders' equity....................       $   43,976            $   43,305
                                                                              ==========            ==========

      See accompanying notes to unaudited condensed financial statements.


                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2004 and 2003
             (amounts in thousands, except share and per share data)
                                   (unaudited)

                                                                                Three Months Ended March 31,
                                                                                ---------------------------
                                                                                 2004                 2003
                                                                                 ----                 ----

Revenues:
   Net product sales..............................................         $       13,328       $      11,370
   Contract revenues..............................................                     60                 550
   License revenues...............................................                     18                 237
                                                                                ---------           ---------
        Total revenues............................................                 13,406              12,157
                                                                                ---------           ---------
Operating expenses:
   Cost of product sales..........................................                  2,001               1,914
   Research and development.......................................                  1,389               1,023
   Selling, general and administrative - other....................                  8,119               8,017
   Selling, general and administrative - legal settlement (note 7)                  2,000                  --
                                                                                ---------           ---------
         Total operating expenses.................................                 13,509              10,954
                                                                                ---------           ---------
         Operating (loss) income..................................                   (103)              1,203
                                                                                ---------           ---------
Other income (expense):
   Interest income................................................                     72                  31
   Other expense..................................................                     (3)                 (6)
                                                                                ---------           ---------
         Net (loss) income........................................                    (34)              1,228
Preferred stock dividend..........................................                    400                 400
                                                                                ---------           ---------
Net (loss) income allocable to common stockholders................         $         (434)        $       828
                                                                                ==========          =========

Net (loss) income per basic share allocable to common stockholders         $        (0.03)        $      0.07
                                                                                ==========          =========
Weighted average shares used in computing net income per basic
   share allocable to common stockholders.........................             13,970,730          11,394,226
                                                                              ============        ===========
Net (loss) income per diluted share allocable to common
   stockholders...................................................         $       (0.03)         $      0.07
                                                                                ==========          =========
Weighted average shares used in computing net income per diluted
   share allocable to common stockholders.........................             13,970,730          12,181,045
                                                                              ============        ===========

See accompanying noted to unaudited condensed consolidated financial statements.


                                            COLLAGENEX PHARMACEUTICALS, INC.
                                                    AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Cash Flows
                                   For the Three Months Ended March 31, 2004 and 2003
                                                 (dollars in thousands)
                                                      (unaudited)
                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      2004                2003
                                                                                    --------             -------
Cash flows from operating activities:
   Net (loss) income.....................................................      $        (34)        $     1,228
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
         Non-cash compensation expense...................................                --                 251
         Depreciation and amortization expense...........................               249                 222
         Accounts receivable provisions..................................                40                 175
       Changes in operating assets and liabilities:
         Accounts receivable.............................................            (1,500)                615
         Inventories.....................................................               (39)                (96)
         Prepaid expenses and other assets...............................              (774)               (529)
         Accounts payable................................................               666                (231)
         Accrued expenses................................................                47                (635)
         Deferred revenue................................................                (8)               (210)
                                                                                    -------             -------
             Net cash (used in) provided by operating activities.........            (1,353)                790
                                                                                    -------             -------

Cash flows from investing activities:
   Capital expenditures..................................................              (149)               (136)
                                                                                    -------             -------
             Net cash used in investing activities.......................              (149)               (136)
                                                                                    -------             -------
Cash flows from financing activities:
   Net proceeds from issuance of common stock............................               800                 163
   Payment of preferred dividends........................................              (800)               (800)
   Repayment of long-term debt...........................................                --                  --
                                                                                    -------             -------
             Net cash provided by (used in) financing activities.........                --                (637)
                                                                                    -------             -------

             Net (decrease) increase in cash and cash equivalents........            (1,502)                 17
Cash and cash equivalents at beginning of period.........................            32,670              10,112
                                                                                    -------             -------
Cash and cash equivalents at end of period...............................      $     31,168         $    10,129
                                                                               ============         ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                        COLLAGENEX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                  (dollars in thousands, except per share data)
                                   (Unaudited)

Note 1 -- Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2003 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Certain amounts in the 2003 consolidated financial statements have been reclassified to the 2004 presentation.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2003 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

     Statement of Financial Accounting Standards (SFAS) No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Accordingly, the Company has elected to account for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

     As set forth below, the pro forma disclosures of net (loss) income allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                   2004                  2003
                                                   -----                 -----
 Net (loss) income allocable to
     common stockholders:

     As reported............................     $  (434)              $  828

     Add: Stock-based employee
        compensation expenses
        included in net (loss) income
        allocable to common stockholders....         --                   251

     Less: Stock-based employee
        compensation under fair value
        based method........................      (1,025)              (1,194)
                                                  -------              -------
     Pro forma..............................    $ (1,459)             $  (115)
                                                ========              =======

 Basic and diluted net (loss) income
     per share allocable to common
     stockholders:

     As reported...........................     $  (0.03)             $  0.07
                                                ========              =======
     Pro forma.............................     $  (0.10)             $ (0.01)
                                                ========              =======

Note 2 -- Inventories

     Inventories at March 31, 2004 and December 31, 2003 consist of the following:

                                                    2004                 2003
                                                    ----                 ----

Raw materials.........................           $    137             $    396
Work-in-process.......................              1,104                   52
Finished goods........................                470                1,224
                                                   -------              -------
                                                 $  1,711             $  1,672
                                                  ========              =======

Note 3 - Letter of Commitment for Line of Credit

     On May 3, 2004, the Company executed a letter of commitment to renew its revolving credit facility with Silicon Valley Bank, which expired on March 15, 2004. Pursuant to the terms of the commitment letter, the Company shall be permitted to borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined. The amount eligible to the Company will be reduced by any outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. Without the consent of Silicon Valley Bank, the Company, among other things, shall not: (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company's common stock. The Company must maintain a minimum tangible net worth equal to $28,000, subject to certain upward adjustments, as a result of profitable operations or additional debt or equity financings. In addition, the Company must maintain a quick ratio of at least 2.0 to 1.0. The Company expects to secure its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of the Company's corporate assets.

Note 4 - Commitments and Contingencies

     On August 24, 2001, the Company signed an exclusive License Agreement (the "Atrix License Agreement") with Atrix Laboratories, Inc. to market Atrix's proprietary dental products, Atridox(R), Atrisorb(R) FreeFlow and Atrisorb(R)-D, to the United States dental market. Pursuant to the terms of the Atrix License Agreement, the Company is required to make certain annual minimum expenditures for the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, relating to another Atrix product that the Company markets. The Company met the required spending requirements in 2003 related to this Agreement.

     On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm(TM) topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3,150, of which no more than $1,000 shall be payable prior to January 1, 2005. The Company paid $38 under this Agreement during the three months ended March 31, 2004 and has paid an aggregate of $968 through March 31, 2004. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if such a patent fails to issue, seven years.

     As of March 31, 2004, the Company has an obligation to purchase $1,082 of inventory from the Company's third-party manufacturer of Periostat over the next twelve months.

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

Note 5 -- Stock Compensation Charge

     During March 2003, the Company executed an agreement with Brian M. Gallagher, Ph.D., the Company's former chairman, chief executive officer and president, pursuant to which Dr. Gallagher was compensated for, among other things, his services during a transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher's stock option agreements of approximately $251 during the three months ended March 31, 2003. The Company also entered into a consulting agreement with Dr. Gallagher pursuant to which he is providing consulting services to the Company for a period of 24 months, commencing in December 2003.

Note 6 -- Termination of Co-Promotion/License Agreements

     On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result of the termination of the agreement, during the first quarter of 2003, the Company accelerated the recognition of $222 of unamortized deferred revenue related to the $400 up-front payment received in 1996.

     Pursuant to a Co-Promotion Agreement the Company executed with Merck & Co., Inc. in September 1999, the Company received the exclusive right to co-promote Vioxx(R), a prescription strength non-steroidal anti-inflammatory drug that was approved by the United States Food and Drug Administration (the "FDA") on May 20, 1999 to relieve osteoarthritis and manage acute pain in adults, including dental pain. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of the Co-Promotion Agreement with Merck with respect to Vioxx. In accordance with that amendment, extension and restatement, the Company's agreement with Merck automatically expired on December 31, 2003. The Company will continue to earn nominal residual contract revenues through 2005 from the expired agreement with Merck.

     In March 2003, the Company executed co-promotion agreements with Sirius Laboratories, Inc. pursuant to which the Company jointly marketed Sirius' Laboratories' AVAR(TM) product line and Pandel(R) to dermatologists in the United States. These agreements were mutually terminated on December 31, 2003. The Company did not receive any revenue during the quarter ended March 31, 2004 and does not expect to receive contract revenues from Sirius Laboratories' AVAR hereafter.

     On October 1, 2002, the Company entered into a Product Detailing Agreement with Novartis Consumer Health, Inc. pursuant to which the Company co-promoted Denavir(R) to our target dentists in the United States and received detailing fees and performance incentives from Novartis Consumer Health, Inc. The agreement with Novartis to co-promote Denavir expired on September 30, 2003, and the Company and Novartis decided not to renew the arrangement with respect to Denavir. The Company did not receive any revenue during the quarter ended March 31, 2004 and does not expect to receive contract revenues from Novartis with respect to Denavir hereafter.

Note 7 -- Mutual Settlement

     In July 2003, the Company sued United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. ("Mutual") in the United States District Court for the Eastern District of New York, alleging that Mutual infringed the Company's patents for Periostat(R) for the treatment of adult periodontitis. The Company's complaint also alleged that Mutual infringed the Company's patent rights by submitting an Abbreviated New Drug Application ("ANDA") with the FDA, seeking FDA approval to market a generic tablet version of Periostat.

     In a separate action in the United States District Court for the District of Columbia, the Company sought and, on July 22, 2003, was granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including Mutual's version. Mutual intervened in that case.

     In July 2003, Mutual commenced an action against the Company in the United States District Court for the Eastern District of Pennsylvania. Mutual alleged that the Company had engaged in an effort to monopolize the market for low-dose doxycycline products.

     On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual.

     In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, the Company will be the sole supplier of this product to Mutual, subject to certain conditions. The product will be sold to Mutual at prices below the Company's average manufacturer's price through May 2007 or the earlier termination of such supply arrangements under certain circumstances. In addition, the Company agreed not to grant any license to sell Periostat in generic form to any third party during the supply term.

     In the settlement, Mutual agreed and confessed to judgment that the Company's Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual submitted its ANDA. Mutual consented to a judgment enjoining Mutual and any party acting in concert with Mutual from infringing the Company's patents by making and selling a generic version of Periostat until the Company's patents expire or are declared invalid or unenforceable by a court of competent jurisdiction, or until Mutual is granted a license under the patents, which will occur under the License and Supply Agreement if a third-party, generic version of Periostat is launched and remains on the market for a certain period of time or the Company materially breaches its obligations under the agreement. Finally, Mutual agreed to withdraw from the FDA case in the District of Columbia.

     The Company agreed to pay to Mutual the amount of $2,000, which represents a portion of the anticipated fees and expenses that the Company will save as a result of the settlement of the pending actions with Mutual. This charge has been recorded in the first quarter of 2004. Under the Company's license agreement with the Research Foundation of the State University of New York ("SUNY") covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due SUNY on net sales of Periostat and Mutual's branded version of Periostat.

     During the three months ended March 31, 2004, the Company incurred $2,493 in legal defense, litigation and settlement costs for the aforementioned suits with Mutual, $587 of which was deducted from royalties payable to SUNY during the period. Such cumulative legal costs exceeded the amount of the royalties payable to SUNY as of March 31, 2004. As of March 31, 2004, the Company has $3,677 in previously recognized legal expenses available to offset future royalties earned by SUNY, if any.

Note 8 -- Sales Force Restructuring

     On April 22, 2004, the Company announced the restructuring of the Company's pharmaceutical sales organization into dedicated dental and dermatology sales forces. The restructuring is intended to increase the Company's sales focus on high-prescribing dentists and dermatologists while reducing the Company's cost base. Prior to the reorganization, virtually all of the Company's 115-person pharmaceutical sales force called on both dentists and dermatologists to market the Company's portfolio of dental and dermatology products. After the restructuring, the Company has a 56-person dental sales force calling on a highly targeted group of 10,000 high prescribing dentists and a 33-person dermatology sales force calling on the 5,600 dermatologists who are the highest prescribers of acne, rosacea and dermatitis products. The Company expects to incur a charge for such restructuring costs during the second quarter of 2004.

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

     We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own dedicated professional sales force of approximately 90 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix's proprietary dental products, Atridox(R) and Atrisorb FreeFlow(R), and, in February 2002, Atrisorb-D(R), to the United States dental market (the "Atrix Products"). In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel(R), a mid-potency topical corticosteroid product developed by Altana Inc. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix Products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico.

     We incurred a net loss of approximately $34,000 for the three months ended March 31, 2004. With the exception of the years ended December 31, 2002 and December 31, 2003, during which years we achieved net income of approximately $902,000 and $6.4 million, respectively, we have incurred losses in each year since inception and have an accumulated deficit of $69.9 million at March 31, 2004.

     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of CollaGenex's sales and marketing plans for Periostat and other products that we market, risks associated with our arrangement with Mutual, risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, risks that the FDA will approve products that will compete with and limit the market for Periostat, risks relating to our litigation with the FDA, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development.

CollaGenex's success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies and the success of our dermatology product candidates. There can be no assurance that CollaGenex's product candidates (other than the FDA's approval of Periostat for marketing in the United States, the United Kingdom Medicines Control Agency's approval of Periostat for marketing in the United Kingdom and Periostat's marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxembourg, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Pandel, Atridox, Atrisorb-FreeFlow or Atrisorb-D. As a result of such risks, those risks set forth in the section entitled "Additional Risks That May Affect Results" and others expressed from time to time in CollaGenex's filings with the Securities and Exchange Commission, CollaGenex's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Periostat(R), Metastat(R), Dermostat(R), Nephrostat(R), Osteostat(R), Arthrostat(R), Rheumastat(R), Corneostat(R), Gingistat(R), IMPACS(TM), PS20(R), The Whole Mouth Treatment(R), Restoraderm(TM), Dentaplex(R), Lytra(TM), Periostat-MR(TM) and Xerostat(TM) are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R) and IMPACS(TM) are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat(R), Nephrostat(R), Optistat(R), Xerostat(R), IMPACS(R), Dentaplex(R), Restoraderm(TM), Periocycline(R), Periostatus(R) and Periostat-SR(R) are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex(R), PS20(R), Dermastat(R), Periostan(R), "C" Logo(R) and "The Whole Mouth Treatment" Logo(R) are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline(TM), Restoraderm(TM) and Periostat-SR(TM) are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

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

     Since our inception, a portion of our revenue has been generated from license and distribution agreements for our products. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received or over the term of the arrangement if we have continuing performance obligations. Any amounts deferred are amortized to revenue over the expected performance period of each underlying agreement. The expected performance period is based on management's best estimate and is subject to change based on current market conditions. Deferred revenue represents the portion of up front license payments received that has not been earned. Milestone revenue from licensing arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research, development or regulatory process.

     Stock-Based Compensation

     It is our policy to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock option grants rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense is recorded on fixed stock option grants only if the current market value of the underlying stock exceeds the exercise price of the option at the date of grant and is recognized on a straight-line basis over the vesting period. Had we applied SFAS No. 123, which requires recording stock option grants at their fair value, our net income (loss) would have varied from the reported net income (loss) as we would have recorded additional expenses in each period.

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


Results of Operations

     During the three months ended March 31, 2004, we achieved net product sales of $13.3 million from the sale of Periostat, the Atrix Products and Pandel. In addition, during the three months ended March 31, 2004, we generated $60,000 in contract revenues mainly from residual contract revenues from our expired agreement with Merck & Co., Inc. for Vioxx(R) and $18,000 in international licensing revenues for Periostat.

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

--------------------------------------------------------------------------------
Revenues
(dollars in thousands)          2004          Change              2003
--------------------------------------------------------------------------------
Net Product Sales.........  $   13,328         17.2%          $  11,370
--------------------------------------------------------------------------------
Contract Revenues.........          60        (89.1)%               550
--------------------------------------------------------------------------------
License Revenues..........          18        (92.4)%               237
                            -------------     -------         ---------
--------------------------------------------------------------------------------
     Total................  $   13,406          10.3%         $  12,157
--------------------------------------------------------------------------------

     Total revenues during the three months ended March 31, 2004 were $13.4 million, representing a 10.3% increase over total revenues of $12.2 million during the three months ended March 31, 2003. Such 2004 revenues included approximately $13.3 million in net product sales of Periostat, Pandel and the Atrix Products, $60,000 in contract revenues, which were derived from residual contract revenues from our expired agreement with Merck for Vioxx, and $18,000 of international licensing revenues for Periostat. Net product sales increased $2.0 million, or 17.2%, to $13.3 million during the three months ended March 31, 2004 compared to $11.4 million during the three months ended March 31, 2003 primarily due to higher sales of Periostat and Pandel. Periostat net product sales increased as a result of price increases and unit volume growth.

     Contract revenues for the three months ended March 31, 2004 decreased 89.1% to $60,000 from $550,000 during the three months ended March 31, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck, Novartis and Sirius Laboratories during 2003. Such 2004 revenue related to residual contract revenue from our expired agreement with Merck for Vioxx.

     We recorded $18,000 and $237,000 in licensing revenues for the three months ended March 31, 2004 and March 31, 2003, respectively, that was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements.

Cost of Product Sales

--------------------------------------------------------------------------------
Cost of Product Sales                        2004        Change        2003
(dollars in thousands)
--------------------------------------------------------------------------------
Cost of Product Sales..................  $  2,001          4.5%     $  1,914
--------------------------------------------------------------------------------
Percent of Net Product Sales...........      15.0%         N/A          16.8%
--------------------------------------------------------------------------------

     Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Pandel and the Atrix Products.

     Cost of product sales were $2.0 million, or 15.0% of net product sales during the three months ended March 31, 2004, compared to $1.9 million, or 16.8% of net product sales during the three months ended March 31, 2003. As a percentage of net product sales, cost of net product sales decreased compared to the three months ended March 31, 2003, due to Periostat price increases and product mix.

Research and Development

--------------------------------------------------------------------------------
Research and Development                   2004         Change          2003
(dollars in thousands)
--------------------------------------------------------------------------------
Research and development............... $  1,389         35.8%        $  1,023
--------------------------------------------------------------------------------
Percentage of Total Revenues...........     10.4%         N/A              8.4%
--------------------------------------------------------------------------------

     Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

     Research and development expenses increased $366,000, or 35.8%, to $1.4 million during the three months ended March 31, 2004 from $1.0 million during the three months ended March 31, 2003.

     Development projects conducted during the three months ended March 31, 2004 included our continuing clinical and manufacturing development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm(TM) technology, which totaled $71,000 and $55,000, respectively. If all of the potential products are successful, additional formulation development expenses and milestones fees could be as much as $11.1 million.

     Clinical projects totaling $704,000 were conducted during the three months ended March 31, 2004 and primarily included a Phase III trial in 134 patients to evaluate the 20 mg current commercial formulation of Periostat for the treatment of rosacea and a separate Phase III study to evaluate Periostat MR, a modified release formulation of Periostat, for the treatment of adult periodontitis. Additional clinical development costs could include as much as $7.5 million in costs associated with the clinical development of Periostat MR for the treatment of both adult periodontitis and rosacea. At this time, it is premature to estimate the future costs associated with the clinical development of our licensed Restoraderm technology.

     Other research and development expenses incurred during the three months ended March 31, 2004 included $25,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe, $128,000 for various regulatory costs, including annual FDA filing fees, patent fees and regulatory expenses in the United States, and $51,000 in manufacturing development costs for Metastat(R) and the ImpacsTM compounds. Direct salaries and other personnel expenses incurred during the three months ended March 31, 2004 were $256,000. Additionally, during such period we incurred $98,000 in consulting, travel and other office expenses.

     Development projects conducted during the three months ended March 31, 2003 included our continuation of formulation development work for a once-a-day formulation of Periostat and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled $320,000 and $49,000, respectively.

     Clinical projects totaling $248,000 were conducted during the three months ended March 31, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications, including a Phase III trial in patients to evaluate Periostat for the treatment of rosacea.

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

Selling, General and Administrative

--------------------------------------------------------------------------------
Selling, General and Administrative               2004       Change       2003
(dollars in thousands)
--------------------------------------------------------------------------------
Selling, General and Administrative -
  other....................................... $  8,119       1.3%      $ 8,017
--------------------------------------------------------------------------------
Selling, General and Administrative -
   legal settlement...........................    2,000       N/A           --
                                                 -------                -------
--------------------------------------------------------------------------------
Subtotal...................................... $ 10,119      26.2%      $ 8,017
--------------------------------------------------------------------------------
Percentage of Total Revenues..................     75.5%      N/A         65.9%
--------------------------------------------------------------------------------

     Selling, general and administrative - other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

     Selling, general and administrative - other expenses increased 1.3% to $8.1 million during the three months ended March 31, 2004 from $8.0 million during the three months ended March 31, 2003.

     Significant components of selling, general and administrative - other expenses incurred during the three months ended March 31, 2004 included $4.5 million in direct selling and sales training expenses, $2.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and $1.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the three months ended March 31, 2003 included $4.0 million in direct selling and sales training expenses, $2.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and co-promotion expenses relating to Vioxx and Pandel), $1.7 million in general and administrative expenses, which include business development, finance and corporate activities and $251,000 related to the modifications of certain stock options.

     Selling, general and administrative - legal settlement consisted of $2.0 million during the three months ended March 31, 2004 which resulted from the accrual for a one-time payment to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. ("Mutual") in connection with the settlement of all outstanding litigation between us and Mutual.


Other Income/Expense

--------------------------------------------------------------------------------
Other Income/Expense                        2004          Change          2003
--------------------------------------------------------------------------------
Interest income.....................    $  72,000         132.2%       $ 31,000
--------------------------------------------------------------------------------
Other expense.......................    $   3,000         (50.0)%      $  6,000
--------------------------------------------------------------------------------

     Interest income increased to $72,000 for the three months ended March 31, 2004 compared to $31,000 for the three months ended March 31, 2003. This increase was due to higher average investment balances in 2004. Other expense was $3,000 for the three months ended March 31, 2004 compared to $6,000 for the three months ended March 31, 2003.

Preferred Stock Dividend

     Preferred stock dividends included in net income allocable to common stockholders were $400,000 during each of the three months ended March 31, 2004 and March 31, 2003. Such preferred stock dividends, paid in shares of our common stock through May 11, 2002, and thereafter in cash, are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999. As more fully set forth in the Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, after May 11, 2002, we no longer pay dividends on the Series D preferred stock in shares of our common stock at a rate of 8.4%, and we became obligated to pay such dividends in cash, at a rate equal to 8% per annum.

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

     All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of March 31, 2004, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

     On May 3, 2004, we executed a letter of commitment to renew our revolving credit facility with Silicon Valley Bank, which expired on March 15, 2004. Pursuant to the terms of the commitment letter, we shall be permitted to borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined. The amount eligible to us will be reduced by any outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. Without the consent of Silicon Valley Bank, we, among other things, shall not: (i) merge or consolidate with another entity;

(ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must maintain a minimum tangible net worth equal to $28.0 million, subject to certain upward adjustments, as a result of profitable operations or additional debt or equity financings. In addition, we must maintain a quick ratio of at least 2.0 to 1.0. We expect to secure our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our corporate assets. We cannot be certain that we will sign definitive documents with respect to the credit facility with Silicon Valley Bank or, if executed, that such documents will contain each of the above-described terms and conditions.

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

     During 2003, our co-promotional agreements with Merck, Novartis and Sirius, generated approximately $3.1 million in revenue and approximately $1.6 million in positive cash-flows. As of December 31, 2003, all of these agreements either expired or were mutually terminated. We do not expect any future revenues or cash in-flows from Merck, Novartis and Sirius other than nominal residual contract revenues through 2005 from our expired agreement with Merck for Vioxx.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3.2 million, of which no more than $1.0 million shall be payable prior to January 1, 2005. We paid $38,000 under this agreement during the three months ended March 31, 2004 and have paid an aggregate of $968,000 through March 31, 2004. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years.

     At March 31, 2004, we had cash and cash equivalents of approximately $31.2 million, a decrease of $1.5 million from the $32.7 million balance at December 31, 2003. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in money market funds. Our working capital at March 31, 2004 was $32.9 million, an increase of $900,000 from $32.0 million at December 31, 2003. This increase was primarily attributable to the cash proceeds from the exercise of stock options and warrants. During the three months ended March 31, 2004, we invested $149,000 in capital expenditures and paid $800,000 in cash dividends to the holders of our Series D preferred stock.

     We currently believe that projected sales of our United States marketed products in combination with contract and license revenues and working capital at March 31, 2004, will allow us to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, our arrangement with Mutual, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. We expect to significantly increase our investment in research and development in 2004. Contract and license revenues include receipts from co-promotion agreements and performance milestones.

     We believe that other key factors that could affect our internal and external sources of cash are:

     o Revenues and profits from sales of Periostat and other products and contracted services;

     o    The success of our dermatology franchise;

     o    The success of our pre-clinical, clinical and development programs;

     o    The renewal of our credit facility with Silicon Valley Bank;

     o    The receptivity of the capital markets to future financings;

     o Our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations;

     o    The effect of our arrangement with Mutual; and

     o    The outcome and consequences of our litigation with the FDA.

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

     Below is a table which presents our contractual obligations and commercial commitments as of March 31, 2004:



                                                             Payments Due by Period

                                                   Nine Months
                                                      ending
     Contractual                                    December 31,        2005 and           2007 and      2009 and
     Obligations                   Total               2004               2006               2008           after
---------------------------------------------------------------------------------------------------------------------
Operating Leases(1)......    $    2,411,000       $     413,000      $   1,108,000       $    694,000     $196,000
---------------------------------------------------------------------------------------------------------------------
Unconditional Purchase
   Obligations...........    $    1,082,000(2)    $   1,082,000                 --                 --           --
---------------------------------------------------------------------------------------------------------------------
Co-Promotional
   Commitments...........             (3)                (3)                (3)                 (3)            (3)
---------------------------------------------------------------------------------------------------------------------
Cash Dividends on
   Series D Preferred
   Stock.................    $    7,200,000(4)    $     800,000(4)   $   3,200,000(4)    $  3,200,000(4)       (4)
---------------------------------------------------------------------------------------------------------------------
Consulting Payments......    $      601,000(5)    $     297,000(5)   $     304,000(5)              --           --
---------------------------------------------------------------------------------------------------------------------
Total Contractual            $   11,294,000       $   2,592,000      $   4,612,000       $  3,894,000     $196,000
   Obligations...........
---------------------------------------------------------------------------------------------------------------------

(1) Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania, as well as payments for sales force computer leases.

(2) Such amounts represent a minimum purchase order commitment with our third-party manufacturer of Periostat. This commitment relates to the twelve month period commencing on March 31, 2004.

(3) We are required to make certain annual minimum expenditures for advertising and promotional activities amounting to: (i) the lesser of $4.0 million or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin (as defined in the agreement) relating to another Atrix product that we market. See further information regarding the Atrix License and Marketing Agreement under the heading "Liquidity and Capital Resources."

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

(5) Such amount represents consulting payments to be made to Brian M. Gallagher, our former chief executive officer and president in connection with his separation from the Company and pursuant to the terms of a consulting agreement executed March 18, 2003.

     In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $318,000 per year and is subject to market adjustments in 2004.

     On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.2 million, of which no more than $1.0 million shall be payable prior to January 1, 2005. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years.

     On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders. In addition, under the agreement, certain product development functions shall be performed for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products, if any, utilizing any part of Shire's technology. Also under the agreement, we have committed to payments in cash, or, at our option, a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology, which could total up to $7.9 million in the aggregate.

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

     We Rely on Periostat for Most of Our Revenue.

     During the three months ended March 31, 2004 and for the years ended 2003 and 2002, Periostat accounted for approximately 89%, 82% and 82% of our total net revenues, respectively. Although we currently derive additional revenue from marketing and/or selling other products (Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat.

     Although we recently settled our litigation with West-ward Pharmaceutical Corporation and Mutual, other companies may have submitted applications for approval of generic versions of Periostat. We have filed suits to enforce our patent rights and to compel the FDA to award patent and exclusivity protections that would prevent a generic drug application from being approved. On July 23, 2003, we announced that the United States District Court for the District of Columbia had granted a preliminary injunction temporarily restraining the FDA from approving any Abbreviated New Drug Applications ("ANDAs") submitted for any generic version of Periostat. Until the Court has made a final ruling on our complaint, the FDA cannot approve any ANDAs for a generic version of Periostat. The Court could make a final ruling at any time. If the Court decides in favor of the FDA, the FDA could begin to approve generic drugs immediately thereafter.

     We cannot be sure that one or more generic versions of Periostat will not be approved and marketed. If one or more generic versions of Periostat are approved and marketed, our revenues from Periostat would significantly decrease, and as result, our business, financial condition, cash flows and results of operations would be materially adversely affected.

     In addition, in connection with our settlement with Mutual, we will be the sole supplier to Mutual of a branded version of Periostat, subject to certain conditions, at prices below our average manufacturer's price through May 2007 or the earlier termination of such supply arrangements due to certain circumstances. During the second quarter of 2004, we will ship an initial stocking order of product to Mutual, including a one-time promotional allowance, which we expect will affect our quarterly sales patterns and profitability for a portion of 2004. Although we expect to generate gross margins in the range of 86% to 88% of our total net sales of Periostat, our overall Periostat revenues could decline significantly, which could materially harm our business.

     We May Not Be Able to Maintain Profitability.

     From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. As of March 31, 2004, we have an accumulated deficit of $69.9 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. Although we achieved net income of $6.4 million for the year ended December 31, 2003, we incurred a net loss of $34,000 for the three months ended March 31, 2004 and we expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat, new products and continuing clinical and manufacturing development for other indications and formulations of Periostat, and therefore, we cannot be certain that we will be able to maintain our profitability in the future, if at all.

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

     Our core technology is licensed from The Research Foundation of the State University of

New York, or SUNY, and other academic and research institutions collaborating with SUNY. Under the license agreement with SUNY, or the SUNY License, we have an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.

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

     Although we have settled all pending litigation with Mutual, we cannot be certain that other third parties will not receive FDA approval and introduce a competitive generic version of Periostat. Any infringement or related action involving any third party will likely result in significant expenditures, even if such actions are settled, require substantial management time and may not be resolved in our favor.

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

     If We Materially Default on or Breach Our Agreement With Mutual or if a Generic Version of Periostat is Shipped by a Generic Third-Party Competitor and Remains Available For Sale for a Certain Period of Time, Mutual May
Independently Manufacture and Sell a Branded Version of Periostat, and Our Business will be Materially Harmed.

     In connection with our settlement with Mutual, we entered into a License and Supply Agreement with Mutual, pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer's price through May 2007 or the earlier termination of such supply arrangements under certain circumstances. Upon a material default by us or a breach of our obligations under our agreement with Mutual or if a generic version of Periostat is shipped by a third-party generic competitor and remains available for sale for a certain period of time, Mutual would be entitled to independently manufacture and sell its own branded version of Periostat. If Mutual manufactures and sells its own branded version of Periostat, Mutual will be entitled to freely sell its branded product to the market, including to our customers, and we will not receive any revenues from these sales. If Mutual manufactures and sells its own branded version of Periostat, our revenues could decline significantly and our business will be materially harmed.

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

     We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., or PMRS, for our tablet formulation for Periostat. Our current arrangement with PMRS has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us, including the branded version of Periostat that we supply to Mutual. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat and could result in a default in our agreement with Mutual which would permit Mutual to independently manufacture and sell its own branded version of Periostat. The introduction of a generic 20 mg doxycycline hyclate tablet could leave us without a manufacturer or force us to negotiate a new arrangement, possibly on less favorable terms. We intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one year to successfully transition from PMRS to a new manufacturer.

     Our Products are Subject to Extensive Regulation by the FDA.

     Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat, Pandel and Atridox have been approved by the FDA as drugs. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications until the FDA approves the product for that indication. If the FDA does not approve our products under development or additional indications for marketed products in a timely fashion, or does not approve them at all, our financial condition may be adversely affected.

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

     We sell most of our products to a small number of wholesale drug distributors. For the year ended December 31, 2003, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 43%, 31% and 20%, respectively, of our aggregate net product sales. For the three months ended March 31, 2004, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 39%, 41% and 16% of our aggregate net product sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products. In addition, wholesalers may increase purchase levels in anticipation of future price increases or may capitalize on volume discounts to acquire inventory. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers. Although we have developed a plan to manage Periostat trade inventory levels, this plan may not be effective. If Periostat trade inventory levels become too high, or if prescription growth of Periostat is lower than expected by the trade, wholesalers and large retail chains could reduce their orders for Periostat, which could result in reduced sales of Periostat and adversely affect our operating results.

     We Cannot Assure You that Our Pursuit of Business in the Dermatology Market will be Successful.

     During 2003, we began to implement our plans to expand into the dermatology market. We have completed and announced the preliminary results of a double-blind, placebo-controlled 134-patient Phase III clinical trial to evaluate the safety and efficacy of Periostat to treat rosacea, we have licensed a new dermal and transdermal drug delivery technology called Restoraderm and we executed a sublicense agreement with Altana Inc. with respect to the marketing and distribution of Pandel. In addition, we continue to actively seek product licensing opportunities to enhance our near-term offerings to the dermatology market. On April 22, 2004, we announced the restructuring of our pharmaceutical sales organization into dedicated dental and dermatology sales forces. After the restructuring, we have a 56-person dental sales force calling on a highly targeted group of 10,000 high prescribing dentists and a 33-person dermatology sales force calling on the 5,600 dermatologists who are the highest prescribers of acne, rosacea and dermatitis products. Our future success will depend on, among other things, our ability to: (i) achieve market acceptance for any current or future dermatological offerings; (ii) hire and retain personnel with experience in the dermatology market; (iii) execute our business plan with respect to this market segment; and (iv) adapt to technical or regulatory changes once operational. Furthermore, while we have experience in the sales and marketing of dental products, we have limited experience in this market. This market is very competitive and some of our competitors have substantially greater resources than we have. New product development is a lengthy, complex and uncertain process that will require significant attention and resources from management. A product candidate can fail at any stage of the development process due to, among other things, efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels. We therefore cannot assure you that we will be successful in our pursuit of business in the dermatology market, or that we can sustain any business in which we achieve initial success.

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

     Because Our Executive Officers, Directors and Affiliated Entities Own Approximately 22.1% of Our Capital Stock, They Could Influence Our Actions in a Manner That Conflicts With Our Interests and the Interests of Our Other Stockholders.

     Currently, our executive officers, directors and affiliated entities together beneficially own approximately 22.1% of the outstanding shares of our common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to influence corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

     The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning January 1, 2001 through March 31, 2004, as reported on the Nasdaq National
Market:


              Quarter Ended                 High           Low
              -------------                 ----           ---

  March 31, 2001.....................       $6.00          $4.47
  June 30, 2001......................       $8.80          $5.06
  September 30, 2001.................      $10.00          $7.25
  December 31, 2001..................       $9.50          $7.50
  March 31, 2002.....................      $12.00          $7.72
  June 30, 2002......................      $11.65          $5.75
  September 30, 2002.................       $7.34          $4.70
  December 31, 2002..................       $9.93          $4.05
  March 31, 2003.....................      $11.03          $6.66
  June 30, 2003......................      $13.27          $8.62
  September 30, 2003.................      $15.84         $10.50
  December 31, 2003..................      $11.82          $8.90
  March 31, 2004.....................      $14.16         $10.10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We had cash and cash equivalents at March 31, 2004 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at March 31, 2004.

Item 4. Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

United  Research   Laboratories,   Inc./Mutual   Pharmaceutical   Company,  Inc.
Litigation

     In July 2003, we sued Mutual in the United States District Court for the Eastern District of New York, alleging that Mutual infringed our patents for Periostat for the treatment of adult periodontitis. Our complaint also alleged that Mutual infringed our patent rights by submitting an ANDA with the FDA, seeking FDA approval to market a generic tablet version of Periostat.

     In a separate action in the United States District Court for the District of Columbia, we sought and, on July 22, 2003, we were granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including Mutual's version. Mutual intervened in that case.

     In July 2003, Mutual commenced an action against us in the United States District Court for the Eastern District of Pennsylvania. Mutual alleged that we had engaged in an effort to monopolize the market for low-dose doxycycline products.

     On April 8, 2004, we announced that we had settled all pending litigation between us and Mutual.

     In connection with the settlement, we and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer's price through May 2007 or the earlier termination of such supply arrangements under certain circumstances. In addition, we agreed not to grant any license to sell Periostat in generic form to any third party during the supply term.

     In the settlement, Mutual agreed and confessed to judgment that our Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual submitted its ANDA. Mutual consented to a judgment enjoining Mutual and any party acting in concert with Mutual from infringing our patents by making and selling a generic version of Periostat until our patents expire or are declared invalid or unenforceable by a court of competent jurisdiction, or until Mutual is granted a license under the patents, which will occur under the License and Supply Agreement if a third-party, generic version of Periostat is launched and remains on the market for a certain period of time or we materially breach our obligations under the agreement. Finally, Mutual agreed to withdraw from the FDA case in the District of Columbia.

     We agreed to pay to Mutual the amount of $2,000,000, which represents a portion of the anticipated fees and expenses that we will save as a result of the settlement of the pending actions with Mutual. This charge has been recorded in the first quarter of 2004. Under our license agreement with SUNY covering Periostat, we are entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due SUNY on net sales of Periostat and Mutual's branded version of Periostat.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

     The following information relates to all of the securities sold by us within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     Option Grants

     During the first quarter of 2004, we granted stock options pursuant to our 1996 Stock Plan which were not registered under the Securities Act of 1933, as amended, or the Securities Act. All of such option grants were granted at the then current fair value of the common stock. The following table sets forth certain information regarding such grants during the quarter:

                                            Weighted Average
        Number of Shares                Exercise Price Per Share
        -----------------            ---------------------------------

             428,707                             $10.29


     We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company. We registered these securities on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 6, 2004.

Item 5. Other Information.

Appointment of Klaus P. Theobald, M.D. as Senior Vice President and Chief Medical Officer

     On January 21, 2004, we announced the appointment of Klaus P. Theobald, M.D., to the position of Senior Vice President and Chief Medical Officer.

Positive Outcome of Phase III Clinical Study

     On February 17, 2004, we announced the positive outcome of a Phase III double-blinded, placebo-controlled clinical study designed to evaluate the safety and efficacy of Periostat for the treatment of rosacea. The study enrolled 134 patients and was the largest clinical trial ever conducted to evaluate a systemic therapy for rosacea. Preliminary data analysis indicated that patients treated with Periostat showed a continuous improvement during the 16-week course of the study compared to patients on placebo. In the study, patients on Periostat had a significantly greater reduction in the number of inflammatory lesions (papules and pustules) compared to patients on placebo.

Patient Screening and Enrollment of Multi-center Phase III Clinical Study of Periostat MR for Adult Periodontitis

     On April 5, 2004, we announced that we had initiated patient screening and enrollment of a multi-center, double-blinded, placebo-controlled Phase III clinical study to evaluate the efficacy of Periostat MR for the treatment of adult periodontitis. Periostat MR is a new, once-daily formulation of Periostat for the treatment of adult periodontitis.

Settlement of Litigation with Mutual

     On April 8, 2004, we announced that we had settled all pending litigation between us and Mutual.

     In connection with our settlement with Mutual, we entered into a License and Supply Agreement with Mutual, pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer's price through May 2007 or the earlier termination of such supply arrangements due to certain circumstances.

     We agreed to pay to Mutual the amount of $2,000,000, which represents a portion of the anticipated fees and expenses that we will save as a result of the settlement of the pending actions with Mutual. This charge has been recorded in the first quarter of 2004. Under our license agreement with SUNY covering Periostat, we are entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due SUNY on net sales of Periostat and Mutual's branded version of Periostat.

Formation of Dedicated Dental and Dermatology Sales Forces

     On April 22, 2004, we announced the restructuring of our pharmaceutical sales organization into dedicated dental and dermatology sales forces. The restructuring is intended to increase our sales focus on high-prescribing dentists and dermatologists while reducing our cost base. Prior to the reorganization, virtually all of our 115-person pharmaceutical sales force called on both dentists and dermatologists to market our portfolio of dental and dermatology products. After the restructuring, we have a 56-person dental sales force calling on a highly targeted group of 10,000 high prescribing dentists and a 33-person dermatology sales force calling on the 5,600 dermatologists who are the highest prescribers of acne, rosacea and dermatitis products.

Letter of Commitment for Renewal of Credit Facility

     On May 3, 2004, we executed a letter of commitment to renew our revolving credit facility with Silicon Valley Bank, which expired on March 15, 2004. Pursuant to the terms of the commitment letter, we will be permitted to borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined. We are not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. We expect to secure our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our corporate assets.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32   Certification Pursuant to 18 U.S.C. Section 1350.

  (b)  Reports on Form 8-K.

       On February 24, 2004, we filed a Current Report on Form 8-K containing a copy of our earnings release for the quarter and year ended
       December 31, 2003 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CollaGenex Pharmaceuticals, Inc.



Date:    May 10, 2004              By:    /s/ Colin W. Stewart
                                       ----------------------------------------
                                         Colin W. Stewart
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    May 10, 2004              By:    /s/ Nancy C. Broadbent
                                        ---------------------------------------
                                         Nancy C. Broadbent
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)