Form 10-Q
period 2004-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2004-08-09
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-28308

CollaGenex Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1758016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 University Drive, Newtown, PA	18940
(Address of Principal Executive Offices)	(Zip Code)

(215) 579-7388

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 30, 2004:

Class	Number of Shares
Common Stock $.01 par value	14,368,527

COLLAGENEX PHARMACEUTICALS, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,655	$32,670
Accounts receivable, net of allowances of $361 and $481 at June 30, 2004 and December 31, 2003, respectively	8,335	5,786
Inventories	1,309	1,672
Prepaid expenses and other current assets	2,804	1,732

Total current assets	43,103	41,860

Equipment and leasehold improvements, net	549	496
Deferred license fees	1,458	1,749
Other assets	42	27

Total assets	$45,152	$44,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,591	$3,699
Accrued expenses	4,124	5,351
Preferred dividends payable	—	800

Total current liabilities	6,715	9,850

Deferred revenue	310	326

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at June 30, 2004 and December 31, 2003 (liquidation value of $20,800); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at June 30, 2004 and December 31, 2003	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 14,356,027 and 13,842,200 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	144	138
Additional paid in capital	105,870	103,670
Accumulated deficit	(67,889)	(69,854)

Total stockholders’ equity	38,127	33,956

Total liabilities and stockholders’ equity	$45,152	$44,132

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2004 and 2003

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
Net product sales	$14,372	$11,750
Contract revenues	60	503
License revenues	13	433

Total revenues	14,445	12,686

Operating expenses:
Cost of product sales	2,052	1,738
Research and development	2,457	1,654
Selling, general and administrative – other	7,530	7,718
Selling, general and administrative – restructuring (note 8)	480	—

Total operating expenses	12,519	11,110

Operating income	1,926	1,576

Other income (expense):
Interest income	69	25
Other income (expense)	3	(4)

Net income	1,998	1,597
Preferred stock dividend	400	400

Net income allocable to common stockholders	$1,598	$1,197

Net income per basic share allocable to common stockholders	$0.11	$0.10

Weighted average shares used in computing net income per basic share allocable to common stockholders	14,310,289	11,427,420

Net income per diluted share allocable to common stockholders	$0.11	$0.10

Weighted average shares used in computing net income per diluted share allocable to common stockholders	14,741,845	12,369,971

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2004 and 2003

(amounts in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues:
Net product sales	$27,700	$23,120
Contract revenues	120	1,053
License revenues	31	670

Total revenues	27,851	24,843

Operating expenses:
Cost of product sales	4,053	3,652
Research and development	3,845	2,621
Selling, general and administrative – other	15,648	15,791
Selling, general and administrative – restructuring	480	—
Selling, general and administrative – legal settlement (note 7)	2,000	—

Total operating expenses	26,026	22,064

Operating income	1,825	2,779

Other income (expense):
Interest income	140	56
Other expense	—	(10)

Net income	1,965	2,825
Preferred stock dividend	800	800

Net income allocable to common stockholders	$1,165	$2,025

Net income per basic share allocable to common stockholders	$0.08	$0.18

Weighted average shares used in computing net income per basic share allocable to common stockholders	14,140,509	11,410,914

Net income per diluted share allocable to common stockholders	$0.08	$0.17

Weighted average shares used in computing net income per diluted share allocable to common stockholders	14,668,578	12,252,893

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,965	$2,825
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash compensation expense	—	251
Depreciation and amortization expense	463	445
Accounts receivable provisions	(120)	344
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	113
Inventories	363	(274)
Prepaid expenses and other assets	(1,087)	(365)
Accounts payable	(1,108)	(315)
Accrued expenses	(1,227)	(244)
Deferred revenue	(16)	(219)

Net cash (used in) provided by operating activities	(3,196)	2,561

Cash flows from investing activities:
Capital expenditures	(225)	(224)
Payment for Altana License	—	(900)

Net cash used in investing activities	(225)	(1,124)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,206	706
Payment of preferred dividends	(800)	(800)

Net cash provided by (used in) financing activities	1,406	(94)

Net (decrease) increase in cash and cash equivalents	(2,015)	1,343
Cash and cash equivalents at beginning of period	32,670	10,112

Cash and cash equivalents at end of period	$30,655	$11,455

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

(dollars in thousands, except per share data)

(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2003 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee and director compensation plans at fair value. Accordingly, the Company has elected to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the market price of the Company’s stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair value basis in accordance with SFAS 123 and related interpretations.

As set forth below, the pro forma disclosures of net income (loss) allocable to common stockholders and income (loss) per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income allocable to common stockholders:
As reported	$1,598	$1,197	$1,165	$2,025
Add: Stock-based employee compensation expenses included in net income allocable to common stockholders	—	—	—	251
Less: Stock-based employee compensation under fair value based method	(897)	(1,343)	(1,923)	(2,537)

Pro forma net income (loss)	$701	$(146)	$(758)	$(261)

Basic net income (loss) per share allocable to common stockholders:
As reported	$0.11	$0.10	$0.08	$0.18

Pro forma net income (loss)	$0.05	$(0.01)	$(0.05)	$(0.02)

Diluted net income (loss) per share allocable to common stockholders:
As reported	$0.11	$0.10	$0.08	$0.17

Pro forma net income (loss)	$0.05	$(0.01)	$(0.05)	$(0.02)

Note 2 — Inventories

Inventories at June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Raw materials	$33	$396
Work-in-process	453	52
Finished goods	823	1,224

	$1,309	$1,672

Note 3 — Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew its revolving credit facility, as modified by such agreement, which had expired on March 15, 2004. The credit facility expires on May 31, 2006. Pursuant to the terms of the credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. As of June 30, 2004, the Company had an outstanding letter of credit approximating $544 that served as collateral for certain inventory purchase commitments of the Company. The Company is not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. Without the consent of Silicon Valley Bank, the Company, among other things, shall not: (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on the Company’s common stock. The Company must maintain a minimum tangible net worth, as defined, of at least $28,000, subject to certain upward adjustments, as a result of profitable operations or additional debt or equity financings. In addition, the Company must maintain a quick ratio of at least 2 to 1. In addition, the Company has secured its obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of the Company’s assets. As of June 30, 2004, the Company had no borrowings outstanding against the credit facility.

Note 4 — Commitments and Contingencies

On August 24, 2001, the Company signed an exclusive License Agreement (the “Atrix License Agreement”) with Atrix Laboratories, Inc. to market Atrix’s proprietary dental products, Atridox®, Atrisorb® FreeFlow and Atrisorb®-D, to the United States dental market. Pursuant to the terms of the Atrix License Agreement, the Company is required to make certain annual minimum expenditures for the lesser of $4,000 or 30% of the Company’s contribution margin, as defined in the agreement, relating to a specific Atrix product that the Company markets and the lesser of $2,000 or 30% of the Company’s contribution margin, as defined in the agreement, relating to another Atrix product that the Company markets. The Company spent $863 during the year ended December 31, 2003 which, in the aggregate, exceeded the spending requirements for each of the provisions in the Agreement. During the six month periods ending June 30, 2004 and June 30, 2003, the Company spent in the aggregate $480 and $468, respectively, related to each provision in the Agreement.

On February 11, 2002, the Company executed a Co-operation, Development and Licensing Agreement pursuant to which the Company was granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm™ topical drug delivery system which the Company intends to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, the Company will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3,150. The Company paid $76 under this Agreement during the six months ended June 30, 2004 and has paid an aggregate of $1,006 through June 30, 2004. The term of such agreement is for the life of any patent that may be issued to the Company for the first product the Company develops utilizing such technology, or, if such a patent fails to issue, seven years.

As of June 30, 2004, the Company has an obligation to purchase $544 of inventory from the Company’s third-party manufacturer of Periostat over the next twelve months.

On June 10, 2002, the Company executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders using Shire’s technology. In addition, under the agreement, certain product development functions shall be performed for the Company. Also under the agreement, the Company is committed to payments of up to $5,200 in the aggregate for the indications for which it currently seeks approval. The payments may be made in cash or at the Company’s option, a combination of cash and the Company’s common stock, upon the achievement of certain clinical and regulatory milestones. Pursuant to the terms of such agreement, the Company shall also pay a percentage of certain net sales of products, if any, utilizing any part of the technology. The Company may terminate the agreement upon sixty days notice.

Note 5 — Stock Compensation Charge

During March 2003, the Company executed an agreement with Brian M. Gallagher, Ph.D., the Company’s former chairman, chief executive officer and president, pursuant to which Dr. Gallagher was compensated for, among other things, his services during a transition period and to recognize his historical contributions to the Company. As a result of this agreement, the Company recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher’s stock option agreements of approximately $251 during the six months ended June 30, 2003. The Company also entered into a consulting agreement with Dr. Gallagher pursuant to which he is providing consulting services to the Company for a period of 24 months, commencing in December 2003.

Note 6 — Termination of Co-Promotion/License Agreements

On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result of the termination of the agreement, during the first quarter of 2003, the Company accelerated the recognition of $222 of unamortized deferred revenue related to the $400 up-front payment received in 1996.

Pursuant to a Co-Promotion Agreement the Company executed with Merck & Co., Inc. in September 1999, the Company received the exclusive right to co-promote Vioxx®, a prescription strength non-steroidal anti-inflammatory drug that was approved by the United States Food and Drug Administration (the “FDA”) on May 20, 1999. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of the Co-Promotion Agreement with Merck with respect to Vioxx. In accordance with that amendment, extension and restatement, the Company’s agreement with Merck automatically expired on December 31, 2003. The Company will continue to earn nominal residual contract revenues through 2005 from the expired agreement with Merck. During the three and six months ended June 30, 2004, the Company recorded $60 and $120, respectively, in residual contract revenues.

In March 2003, the Company executed co-promotion agreements with Sirius Laboratories, Inc. pursuant to which the Company jointly marketed Sirius Laboratories’ AVAR™ product line and Pandel® to dermatologists in the United States. These agreements were mutually terminated on December 31, 2003. The Company has not received any revenue during the six months ended June 30, 2004 and does not expect to receive contract revenues from Sirius Laboratories’ AVAR thereafter.

On October 1, 2002, the Company entered into a Product Detailing Agreement with Novartis Consumer Health, Inc. pursuant to which the Company co-promoted Denavir® to target dentists in the United States and received detailing fees and performance incentives from Novartis Consumer Health, Inc. The agreement with Novartis to co-promote Denavir expired on September 30, 2003, and the Company and Novartis decided not to renew the arrangement with respect to Denavir. The Company has not received any revenue during the six months ended June 30, 2004 and does not expect to receive contract revenues from Novartis with respect to Denavir thereafter.

Note 7 — Mutual Settlement

In July 2003, the Company sued United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) in the United States District Court for the Eastern District of New York, alleging that Mutual’s announced launch of a generic version of Periostat® would infringe the Company’s patents directed to the use of Periostat for the treatment of adult periodontitis. The Company’s complaint also alleged that Mutual infringed the Company’s patent rights by its offering to sell its generic drug and by submitting an Abbreviated New Drug Application (“ANDA”) with the FDA, seeking FDA approval to market a generic tablet version of Periostat. The Company’s compliant also alleged that Mutual’s offer to sell its generic version of Periostat prior to receiving FDA approval constituted unfair competition under Section 43(a) of the Lanham (Trademark) Act.

In a separate action in the United States District Court for the District of Columbia, the Company sought and, on July 22, 2003, was granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including Mutual’s version. Mutual intervened in that case.

In July 2003, Mutual commenced an action against the Company in the United States District Court for the Eastern District of Pennsylvania. Mutual alleged that the Company had engaged in an effort to monopolize the market for low-dose doxycycline products.

On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual.

In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, the Company will be the sole supplier of this product to Mutual, subject to certain conditions. The product will be sold to Mutual at prices below the Company’s average manufacturer’s price for Periostat through May 15, 2007 or the earlier termination of such supply arrangements under certain circumstances. In addition, the Company agreed not to grant any license to sell Periostat in generic form to any third party during the supply term.

In the settlement, Mutual agreed and confessed to judgment that the Company’s Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual submitted its ANDA. Mutual consented to a judgment enjoining Mutual and any party acting in concert with Mutual from infringing the Company’s patents by making and selling a generic version of Periostat until the Company’s patents expire or are declared invalid or unenforceable by a court of competent jurisdiction from which decision no appeal has been taken or all appeals have been exhausted. Under the terms of the License and Supply Agreement, Mutual would be granted a license under the patents if a third-party, generic version of Periostat is launched and remains on the market for a certain period of time, or if the Company materially breaches its obligations under the agreement. Finally, Mutual agreed to withdraw from the FDA case in the District of Columbia.

The Company paid to Mutual $2,000, which represented a portion of the anticipated fees and expenses that the Company will save as a result of the settlement of the pending actions with Mutual. This charge was recorded in the first quarter of 2004. Under the Company’s license agreement with the Research Foundation of the State University of New York (“SUNY”) covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due to SUNY on net sales of Periostat and Mutual’s branded version of Periostat. In April 2004, the Company recorded net product sales of $4,689 associated with the initial stocking shipment to Mutual pursuant to the License and Supply Agreement. The revenues associated with this transaction included a one-time discount from the price Mutual is contractually obligated to pay for their branded version of Periostat on all subsequent orders. At June 30, 2004, the revenues associated with the initial stocking sale are reflected in the Company’s accounts receivable balance. The outstanding receivable from Mutual is due and payable in various installments commencing on August 20, 2004 through October 20, 2004.

During the three months ended March 31, 2004 and June 30, 2004, the Company incurred $2,493 (which includes the $2,000 Mutual settlement) and $365, respectively in legal defense,

litigation and settlement costs, $952 of which in the aggregate was deducted from royalties payable to SUNY during such periods. Such cumulative legal costs exceeded the amount of the royalties payable to SUNY as of June 30, 2004. As of June 30, 2004, the Company has $3,514 in previously recognized legal expenses available to offset future royalties earned by SUNY, if any.

Note 8 — Sales Force Restructuring

On April 22, 2004, the Company announced the restructuring of the Company’s pharmaceutical sales organization into dedicated dental and dermatology sales forces. The restructuring is intended to increase the Company’s sales focus on high-prescribing dentists and dermatologists while reducing the Company’s cost base. Prior to the reorganization, virtually all of the Company’s 115-person pharmaceutical sales force called on both dentists and dermatologists to market the Company’s portfolio of dental and dermatology products. After the restructuring, the Company has a 56-person dental sales force calling on a highly targeted group of 10,000 high prescribing dentists and a 33-person dermatology sales force calling on the 5,600 dermatologists who are the highest prescribers of acne, rosacea and dermatitis products. The Company incurred a $480 charge for such restructuring costs during the quarter ended June 30, 2004. As of June 30, 2004, approximately $320 of these restructuring costs had been paid by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on providing innovative medical therapies to the dental and dermatology markets. Our first product, Periostat®, is an orally administered, prescription pharmaceutical product that was approved by the United States Food and Drug Administration (the “FDA”) in September 1998 and is the first and only pharmaceutical to treat adult periodontitis by inhibiting the enzymes that destroy periodontal support tissues.

We are marketing Periostat and other pharmaceutical products to the dental and dermatology communities through our own dedicated professional sales force of approximately 90 sales representatives and managers. Pursuant to an exclusive License and Marketing Agreement with Atrix Laboratories, Inc., we began, in October 2001, to actively market Atrix’s proprietary dental products, Atridox® and Atrisorb FreeFlow®, and, in February 2002, Atrisorb-D®, to the United States dental market (the “Atrix Products”). In May 2002, we executed a sublicense agreement with Altana Inc. to, among other things, market and distribute, in the United States and Puerto Rico, Pandel®, a mid-potency topical corticosteroid product developed by Altana Inc. We distribute Periostat and Pandel through drug wholesalers and large retail chains in the United States. Periostat is also sold through wholesalers and direct to dentists in the United Kingdom through our wholly-owned subsidiary, CollaGenex International Ltd., and by distributors and licensees in certain other overseas markets. The Atrix Products are distributed through specialty distributors who sell these products directly to dental practitioners in the United States and Puerto Rico.

We also continue to implement our plans to expand into the dermatology market, including conducting ongoing studies focused on the safety and efficacy of Periostat for the treatment of rosacea and the formulation of our product development candidates based on our transdermal drug delivery technology called Restoraderm™. In addition, we are actively seeking additional product licensing opportunities to augment our near-term offerings to the dental and dermatology markets.

Although we achieved net income of $2.0 million for the six months ended June 30, 2004 and net income of $6.4 million and $902,000 for the years ended December 31, 2003 and December 31, 2002, respectively, we have incurred losses in each other year since inception and have an accumulated deficit of $67.9 million at June 30, 2004.

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business of selling, marketing and developing pharmaceutical products is subject to a number of significant risks, including risks relating to the implementation of CollaGenex’s sales and marketing plans for Periostat and other products that we market, risks associated with our arrangement with United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”), risks inherent in research and development activities, risks associated with enforcement of our intellectual property rights, risks that the FDA will approve products that will compete with and limit the market for Periostat, risks relating to our litigation with the FDA, risks associated with conducting business in a highly regulated environment and uncertainty relating to clinical trials of products under development. CollaGenex’s success depends to a large degree upon the market acceptance of Periostat by periodontists, dental practitioners, other health care providers, patients and insurance companies and the success of our dermatology product candidates. There can be no assurance that CollaGenex’s product candidates (other than the FDA’s approval of Periostat for marketing in the United States, the United Kingdom Medicines and Healthcare Products Regulatory Agency’s approval of Periostat for marketing in the United Kingdom and Periostat’s marketing approval in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxembourg, the Netherlands, Portugal and Canada) will be approved by any regulatory authority for marketing in any jurisdiction or, if approved, that any such products will be successfully commercialized by CollaGenex. In addition, there can be no assurance that CollaGenex will successfully promote Pandel, Atridox, Atrisorb-FreeFlow or Atrisorb-D. As a result of such risks, those risks set forth in the section entitled “Additional Risks That May Affect Results” and others expressed from time to time in CollaGenex’s filings with the Securities and Exchange Commission, CollaGenex’s actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm™, Dentaplex®, Lytra™, Periostat-MR™ and Xerostat™ are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat®, Nephrostat®, Optistat®, Xerostat® and IMPACS™ are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat®, Nephrostat®, Optistat®, Xerostat®, IMPACS®, Dentaplex®, Restoraderm™, Periocycline®, Periostatus® and Periostat-SR® are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex®, PS20®, Dermastat®, Periostan®, “C” Logo® and “The Whole Mouth Treatment” Logo® are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline™, Restoraderm™, Periostat-SR™ and Lytra™ are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock compensation and deferred taxes.

Revenue Recognition

We recognize product sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Certain sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce such revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business. Our contract revenues are fee-based arrangements where revenue is earned as prescriptions are filled. Accordingly, since we never take title to the product being promoted, no significant obligations exist beyond the point that revenue is recognized.

Since our inception, a portion of our revenue has been generated from license and distribution agreements for our products. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received or over the term of the arrangement if we have continuing performance obligations. Any amounts deferred are amortized to revenue over the expected performance period of each underlying agreement. The expected performance period is based on management’s best estimate and is subject to change based on current market conditions. Deferred revenue represents the portion of up front license payments received that has not been earned. Milestone revenue from licensing arrangements is recognized upon completion of the milestone event or requirement if it represents the achievement of a significant step in the research, development or regulatory process.

Stock-Based Compensation

It is our policy to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option grants rather than Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on fixed stock option grants only if the current market value of the underlying stock exceeds the exercise price of the option at the date of grant and is recognized on a straight-line basis over the vesting period. Had we applied SFAS No. 123, which requires recording stock option grants at their fair value, our net income (loss) would have varied from the reported net income (loss) as we would have recorded additional expenses in each period.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

Revenues (dollars in thousands)	2004	Change	2003
Net Product Sales	$14,372	22.3%	$11,750
Contract Revenues	60	(88.1)%	503
License Revenues	13	(97.0)%	433

Total	$14,445	13.9%	$12,686

Total revenues during the three months ended June 30, 2004 were approximately $14.4 million, representing a 13.9% increase over total revenues of approximately $12.7 million during the three months ended June 30, 2003. Such 2004 revenues included approximately $14.4 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, $60,000 in contract revenues, which were derived from residual contract revenues from our expired agreement with Merck & Co., Inc. for Vioxx®, and $13,000 of international licensing revenues for Periostat. Net product sales increased approximately $2.6 million, or 22.3%, to approximately $14.4 million during the three months ended June 30, 2004 compared to approximately $11.8 million during the three months ended June 30, 2003. Net product sales during the three months ended June 30, 2004 included an initial stocking sale to Mutual of approximately $4.7 million, which reflects a significant promotional discount from the price that Mutual is contractually obligated to pay for their branded version of Periostat on all subsequent orders. As a result of the initial stocking sale to Mutual, the Company does not anticipate material sales to Mutual before the fourth quarter of 2004. During the three months ended June 30, 2004, prescriptions filled by Mutual’s branded version of Periostat represented approximately 15.9% of total combined prescriptions for Periostat and the branded version of Periostat.

Contract revenues for the three months ended June 30, 2004 decreased 88.1% to $60,000 from $503,000 during the three months ended June 30, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck, Novartis and Sirius Laboratories during 2003. Such 2004 revenue related to residual contract revenue from our expired agreement with Merck for Vioxx.

We recorded $13,000 and $8,000 in licensing revenues for the three months ended June 30, 2004 and June 30, 2003, respectively, that was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We recorded licensing revenues of $425,000 during the three months ended June 30, 2003 that represented milestone fees received from foreign licensing partners upon the achievement of certain milestones.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2004	Change	2003
Cost of Product Sales	$2,052	18.1%	$1,738
Percent of Net Product Sales	14.3%	N/A	14.8%

Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products.

Cost of product sales were approximately $2.1 million, or 14.3% of net product sales during the three months ended June 30, 2004, compared to approximately $1.7 million, or 14.8% of net product sales during the three months ended June 30, 2003. As a percentage of net product sales, cost of net product sales decreased slightly compared to the three months ended June 30, 2003, due to Periostat price increases and product mix, offset in part by the promotional discount on Mutual’s branded version of Periostat as part of an initial stocking order.

Research and Development

Research and Development (dollars in thousands)	2004	Change	2003
Research and development	$2,457	48.5%	$1,654

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

Research and development expenses increased $803,000, or 48.5%, to approximately $2.5 million during the three months ended June 30, 2004 from approximately $1.7 million during the three months ended June 30, 2003.

Development projects conducted during the three months ended June 30, 2004 included our continuing clinical and manufacturing development work for Col-101, our once daily, modified formulation of doxycycline, 40 mg, which is also known as Periostat MR, and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled approximately $154,000 and approximately $74,000, respectively. If all of the potential products for which we currently seek approval are successful, the estimated additional formulation development expenses and milestones fees at this time could be as much as approximately $8.7 million.

Clinical projects totaling approximately $1.7 million were conducted during the three months ended June 30, 2004 and primarily included a Phase III study to evaluate Col-101 for the treatment of adult periodontitis, which totaled approximately $335,000, and two separate Phase III studies related to Col-101 for the treatment of rosacea which totaled approximately $1.0 million. Clinical projects conducted also included the initiation of a Phase II study associated with our licensed Restoraderm technology, which totaled approximately $180,000, and several Phase IV studies related to Periostat in various applications, which totaled approximately $146,000. The estimated additional clinical development costs at this time could include as much as $5.7 million in costs associated with the clinical development of Col-101 for the treatment of adult periodontitis and for the treatment of rosacea. At this time, it is premature to estimate the future costs associated with the clinical development of our licensed Restoraderm technology.

Other research and development expenses incurred during the three months ended June 30, 2004 included approximately $29,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe, approximately $69,000 for various regulatory costs, including annual FDA filing fees and regulatory expenses in the United States, and approximately $3,000 in manufacturing development costs for Metastat® and the IMPACS™ compounds. Direct salaries and other personnel expenses incurred during the three months ended June 30, 2004 were approximately $259,000. Additionally, during such period we incurred approximately $151,000 in consulting, clinical monitoring and other office expenses.

Development projects conducted during the three months ended June 30, 2003 included our continuing formulation development work for Col-101 and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled approximately $462,000 and approximately $535,000, respectively.

Clinical projects totaling approximately $252,000 were conducted during the three months ended June 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications, including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea.

Other research and development expenses incurred during the three months ended June 30, 2003 included approximately $42,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and approximately $137,000 for various regulatory costs, including annual FDA filing fees, legal and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the three months ended June 30, 2003 were approximately $131,000. Additionally, during such period we incurred approximately $95,000 in consulting, clinical monitoring and other office expenses.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2004	Change	2003
Selling, General and Administrative – other	$7,530	(2.4)%	$7,718
Selling, General and Administrative – restructuring	480	N/A	—

Subtotal	$8,010	3.8%	$7,718

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Selling, general and administrative – other expenses decreased 2.4% to approximately $7.5 million during the three months ended June 30, 2004 from approximately $7.7 million during the three months ended June 30, 2003.

Significant components of selling, general and administrative – other expenses incurred during the three months ended June 30, 2004 included approximately $3.8 million in direct selling and sales training expenses, approximately $2.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $1.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative – other expenses incurred during the three months ended June 30, 2003 included approximately $3.8 million in direct selling and sales training expenses, approximately $2.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and co-promotion expenses relating to Vioxx and AVAR) and approximately $1.9 million in general and administrative expenses, which include business development, finance and corporate activities. The decrease in selling, general and administrative – other expenses during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is primarily a function of decreased legal costs, which is the result of the benefit for the current period SUNY royalty expense exceeding the current period patent litigation costs recoverable from SUNY, as a result of the April 2004 Mutual settlement, offset in part by increased employee costs.

Selling, general and administrative – restructuring during the three months ended June 30, 2004 consisted of $480,000 that resulted from a restructuring charge related to the reorganization of our sales organization into dedicated dental and dermatology sales forces.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2004	Change	2003
Interest income	$69	176.0%	$25
Other income (expense)	$3	(25.0)%	$4

Interest income increased to $69,000 for the three months ended June 30, 2004 compared to $25,000 for the three months ended June 30, 2003. This increase was due to higher average investment balances in 2004.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $400,000 during each of the three months ended June 30, 2004 and June 30, 2003. Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues (dollars in thousands)	2004	Change	2003
Net Product Sales	$27,700	19.8%	$23,120
Contract Revenues	120	(88.6)%	1,053
License Revenues	31	(95.4)%	670

Total	$27,851	12.1%	$24,843

Total revenues during the six months ended June 30, 2004 were approximately $27.9 million, representing a 12.1% increase over total revenues of approximately $24.8 million during the six months ended June 30, 2003. Such 2004 revenues included approximately $27.7 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, $120,000 in contract revenues, which were derived from residual contract revenues from our expired agreement with Merck for Vioxx, and $31,000 of international licensing revenues for Periostat. Net product sales increased approximately $4.6 million, or 19.8%, to approximately $27.7 million during the six months ended June 30, 2004 compared to approximately $23.1 million during the six months ended June 30, 2003. Net product sales during the six months ended June 30, 2004 included an initial stocking sale to Mutual of approximately $4.7 million, which reflects a significant promotional discount from the price that Mutual is contractually obligated to pay for their branded version of Periostat on all subsequent orders. As a result of the initial stocking sale to Mutual, the Company does not anticipate material sales to Mutual before the fourth quarter of 2004. During the six months ended June 30, 2004 (beginning in April in connection with the delivery of the initial stocking sale to Mutual), prescriptions filled by Mutual’s branded version of Periostat represented approximately 15.9% of total combined prescriptions for Periostat and the branded version of Periostat.

Contract revenues for the six months ended June 30, 2004 decreased 88.6% to $120,000 from approximately $1.1 million during the six months ended June 30, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck, Novartis and Sirius Laboratories during 2003. Such 2004 revenue related to residual contract revenue from our expired agreement with Merck for Vioxx.

We recorded $31,000 and $23,000 in licensing revenues for the six months ended June 30, 2004 and June 30, 2003, respectively, that was attributable to our recognition of previously received up-front license fees recognized for various agreements that were deferred and are being recognized as licensing revenue over the expected performance period of the agreements. We recorded licensing revenues of $222,000 during the six months ended June 30, 2003 that represent previously deferred foreign up-front licensing fees where the recognition of revenue was accelerated in connection with certain licensing agreements that were mutually terminated during such period. Additionally, during the six months ended June 30, 2003, we recognized $425,000 in license milestone fees received from foreign licensing partners upon the achievement of certain milestones.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2004	Change	2003
Cost of Product Sales	$4,053	11.0%	$3,652
Percent of Net Product Sales	14.6%	N/A	15.8%

Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products.

Cost of product sales were approximately $4.1 million, or 14.6% of net product sales during the six months ended June 30, 2004, compared to approximately $3.7 million, or 15.8% of net product sales during the six months ended June 30, 2003. As a percentage of net product sales, cost of net product sales decreased slightly compared to the six months ended June 30, 2003, due to Periostat price increases and product mix, offset in part by the promotional discount on the branded version of Periostat sold to Mutual in the second quarter of 2004 as part of an initial stocking order.

Research and Development

Research and Development (dollars in thousands)	2004	Change	2003
Research and development	$3,845	46.7%	$2,621

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

Research and development expenses increased approximately $1.2 million, or 46.7%, to approximately $3.8 million during the six months ended June 30, 2004 from approximately $2.6 million during the six months ended June 30, 2003.

Development projects conducted during the six months ended June 30, 2004 included our continuing clinical and manufacturing development work for Col-101, our once daily, modified formulation of doxycycline, 40 mg, which is also known as Periostat MR, and formulation and stability testing for several potential products utilizing our licensed Restoraderm™ technology, which totaled approximately $225,000 and approximately $119,000, respectively. If all of the potential products that we currently seek approval are successful, the estimated additional formulation development expenses and milestones fees at this time could be as much as approximately $8.7 million.

Clinical projects totaling approximately $2.5 million were conducted during the six months ended June 30, 2004 and primarily included a Phase III trial in 134 patients to evaluate the 20 mg current commercial formulation of Periostat for the treatment of rosacea, which totaled approximately $418,000, and a separate Phase III study to evaluate Col-101 for the treatment of adult periodontitis, which totaled approximately $583,000. Additional clinical projects conducted included two separate Phase III studies related to Col-101 for the treatment of rosacea, which totaled approximately $1.1 million, the initiation of a Phase II study associated with our licensed Restoraderm technology, which totaled approximately $182,000, and several Phase IV studies related to Periostat in various applications, which totaled approximately $183,000. The estimated additional clinical development costs at this time could include as much as $5.7 million in costs associated with the clinical development of Col-101 for the treatment of adult periodontitis and for the treatment of rosacea. At this time, it is premature to estimate the future costs associated with the clinical development of our licensed Restoraderm technology.

Other research and development expenses incurred during the six months ended June 30, 2004 included approximately $62,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe, approximately $157,000 for various regulatory costs, including annual FDA filing fees and regulatory expenses in the United States, and approximately $53,000 in manufacturing development costs for Metastat and the IMPACS compounds. Direct salaries and other personnel expenses incurred during the six months ended June 30, 2004 were approximately $516,000. Additionally, during such period we incurred approximately $260,000 in consulting, clinical monitoring and other office expenses.

Development projects conducted during the six months ended June 30, 2003 included our continuing formulation development work for Col-101 and formulation and stability testing for several potential products utilizing our licensed Restoraderm technology, which totaled approximately $782,000 and approximately $584,000, respectively.

Clinical projects totaling approximately $500,000 were conducted during the six months ended June 30, 2003 and included several Phase IV studies for Periostat in various dental indications and continued clinical development work relating to Periostat in dermatological indications, including a Phase III trial in 150 patients to evaluate Periostat for the treatment of rosacea.

Other research and development expenses incurred during the six months ended June 30, 2003 included approximately $53,000 in regulatory consulting and legal and filing fees under the Mutual Recognition Procedure in Europe and approximately $243,000 for various regulatory costs, including annual FDA filing fees, legal and regulatory expenses in the United States. Direct salaries and other personnel expenses incurred during the six months ended June 30, 2003 were approximately $271,000. Additionally, during such period we incurred approximately $188,000 in consulting, clinical monitoring and other office expenses.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2004	Change	2003
Selling, General and Administrative – other	$15,648	0.9%	$15,791
Selling, General and Administrative – restructuring	$480	100.0%	$—
Selling, General and Administrative – legal settlement	2,000	N/A	—

Subtotal	$18,128	14.8%	$15,791

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Selling, general and administrative – other expenses decreased 0.9% to approximately $15.6 million during the six months ended June 30, 2004 from approximately $15.8 million during the six months ended June 30, 2003.

Significant components of selling, general and administrative – other expenses incurred during the six months ended June 30, 2004 included approximately $8.2 million in direct selling and sales training expenses, approximately $4.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $3.3 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative – other expenses incurred during the six months ended June 30, 2003 included approximately $7.9 million in direct selling and sales training expenses, approximately $4.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR), approximately $3.6 million in general and administrative expenses, which include business development, finance and corporate activities and $251,000 related to the modifications of certain stock options. The decrease in selling, general and administrative – other expenses during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily a function of decreased legal costs, which is the result of the benefit for the current period SUNY royalty expense exceeding the current period patent litigation costs recoverable from SUNY, as a result of the April 2004 Mutual settlement.

Selling, general and administrative – restructuring during the six months ended June 30, 2004 consisted of $480,000 that resulted from a restructuring charge related to the reorganization of our sales organization into dedicated dental and dermatology sales forces.

Selling, general and administrative – legal settlement during the six months ended June 30, 2004 consisted of $2.0 million which resulted from the payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2004	Change	2003
Interest income	$140	150.0%	$56
Other expense	$—	100%	$10

Interest income increased to $140,000 for the six months ended June 30, 2004 compared to $56,000 for the six months ended June 30, 2003. This increase was due to higher average investment balances in 2004.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $800,000 during each of the six months ended June 30, 2004 and June 30, 2003. Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

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

Our Series D preferred stock is convertible at any time into shares of our common stock at a current conversion price of $9.89 per share, which conversion price reflects a decrease from the initial conversion price of $11.00 per share as a result of certain subsequent equity issuances by us. Such conversion price is not subject to reset except in the event that we should fail to declare and pay dividends when due or we should issue new equity securities or convertible securities at a price per share or having a conversion price per share lower than the then applicable conversion price of the Series D preferred stock. The holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum, which are declared and paid every six months. Beginning on the sixth anniversary of the date of the original issuance of the Series D preferred stock (May 12, 1999), dividends payable will increase by 1% per annum if the Series D preferred stock has not then been converted or redeemed.

All or a portion of the shares of Series D preferred stock shall, at our option (as determined by our board of directors), automatically be converted into fully paid, registered and non-assessable shares of common stock, if the following two conditions are met: (i) the last sale price, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on the Nasdaq National Market is at least 200% of the conversion price then in effect (as of June 30, 2004, such conversion price was $9.89 per share) for forty consecutive trading days; and (ii) a shelf registration statement is in effect for the shares of common stock to be issued upon conversion of the Series D preferred stock. Without written approval of a majority of the holders of record of the Series D preferred stock, we, among other things, shall not: (i) declare or pay any dividend or distribution on any shares of our capital stock other than dividends on the Series D preferred stock; (ii) make any loans, incur any indebtedness or guarantee any indebtedness, advance capital contributions to, or investments in any person, issue or sell any securities or warrants or other rights to acquire our debt securities, except that we may incur such indebtedness in any amount not to exceed $10.0 million in the aggregate outstanding at any time for working capital requirements in the ordinary course of business; or (iii) make research and development expenditures in excess of $7.0 million in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew our revolving credit facility, which had expired on March 15, 2004. The credit facility, as modified by such Agreement, expires on May 31, 2006. Pursuant to the terms of the credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the credit facility. The amount available to us is reduced by any outstanding letters of credit which may be issued under the credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. As of June 30, 2004, we had an outstanding letter of credit approximating $544,000 that served as collateral for certain inventory purchase commitments. We are not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. Without the consent of Silicon Valley Bank, we, among other things, shall not: (i) merge or consolidate with another entity; (ii) acquire assets outside the ordinary course of business; or (iii) pay or declare any cash dividends on our common stock. We must maintain a minimum tangible net worth, as defined, of at least $28.0 million, subject to certain upward adjustments, as a result of profitable operations or additional debt or equity financings. In addition, we must maintain a quick ratio of at least 2 to 1. We secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our corporate assets. As of June 30, 2004, we had no borrowings outstanding against the credit facility.

On August 24, 2001, we signed a License and Marketing Agreement with Atrix Laboratories, Inc. to market Atrix’s proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D, to the United States dental market. Pursuant to the terms of this agreement, we are required to make certain annual minimum expenditures for the lesser of $4.0 million or 30% of our contribution margin, as defined in the agreement, relating to a specific Atrix product that we market and the lesser of $2.0 million or 30% of our contribution margin, as defined in the agreement, relating to another Atrix product that we market. We spent $863,000 in 2003, which, in the aggregate, exceeded the spending requirements for each of the provisions in the agreement. During the six month periods ended June 30, 2004 and June 30, 2003, we spent in the aggregate $480,000 and $468,000, respectively, related to each provision in the agreement.

During 2003, our co-promotional agreements with Merck, Novartis and Sirius, generated approximately $3.1 million in revenue and approximately $1.6 million in positive cash-flows. As of December 31, 2003, all of these agreements either expired or were mutually terminated. We do not expect any future revenues or cash in-flows from Merck, Novartis and Sirius, other than nominal residual contract revenues through 2005 from our expired agreement with Merck for Vioxx.

On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to approximately $3.2 million. We paid $76,000 under this agreement during the six months ended June 30, 2004 and have paid an aggregate of $1.0 million through June 30, 2004. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years.

At June 30, 2004, we had cash and cash equivalents of approximately $30.7 million, a decrease of $2.0 million from the approximately $32.7 million balance at December 31, 2003. This decrease was primarily attributable to an increase in accounts receivable relating to the payment terms of our initial stocking sale to Mutual and a decrease in accounts payable and accrued expenses, all of which offset and exceeded the net income earned during the first six months of 2004. The outstanding receivable from Mutual is due in various installments commencing on August 20, 2004 through October 20, 2004. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in money market funds. Our working capital at June 30, 2004 was $36.4 million, an increase of $4.4 million from $32.0 million at December 31, 2003. This increase was primarily attributable to an increase in accounts receivable relating to the payment terms of our initial stocking sale to Mutual, a decrease in accounts payable and accrued expenses and the cash proceeds from the exercise of stock options and warrants. During the six months ended June 30, 2004, we invested $225,000 in capital expenditures and paid $800,000 in cash dividends to the holders of our Series D preferred stock.

We currently believe that projected sales of our United States marketed products in combination with contract and license revenues and working capital at June 30, 2004, will allow us to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products and technology, our arrangement with Mutual, competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. We expect to significantly increase our investment in research and development during the remainder of 2004.

We believe that other key factors that could affect our internal and external sources of cash are:

•	Revenues and profits from sales of Periostat and other products and contracted services;

•	The success of our dermatology franchise;

•	The success of our pre-clinical, clinical and development programs;

•	Our ability to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank;

•	The receptivity of the capital markets to future financings;

•	Our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations;

•	The effect of our arrangement with Mutual; and

•	The outcome and consequences of our litigation with the FDA.

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

Below is a table which presents our contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total		Six Months ending December 31, 2004		2005 and 2006		2007 and 2008		2009 and after
Operating Leases(1)	$2,271,000		$273,000		$1,108,000		$694,000		$196,000
Unconditional Purchase Obligations	$544,000	(2)	$544,000		—		—		—
Co-Promotional Commitments		(3)		(3)		(3)		(3)		(3)
Cash Dividends on Series D Preferred Stock	$8,898,000	(4)	$800,000	(4)	$3,649,000	(4)	$4,449,000	(4)		(4)
Consulting Payments	$520,000	(5)	$216,000	(5)	$304,000	(5)	—		—
Total Contractual Obligations	$12,233,000		$1,833,000		$5,061,000		$5,143,000		$196,000

(1)	Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania, as well as payments for sales force computer leases.
(2)	Such amounts represent a minimum purchase order commitment with our third-party manufacturer of Periostat. This commitment relates to the twelve-month period commencing on March 31, 2004.
(3)	We are required to make certain annual minimum expenditures for advertising and promotional activities amounting to: (i) the lesser of $4.0 million or 30% of our contribution margin (as defined in the agreement) relating to a specific Atrix product that we market, and (ii) the lesser of $2.0 million or 30% of our contribution margin (as defined in the agreement) relating to another Atrix product that we market. See further information regarding the Atrix License and Marketing Agreement under the heading “Liquidity and Capital Resources.”
(4)	Pursuant to the terms of our Series D Cumulative Convertible preferred stock and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum, which are declared and paid every six months. Beginning on the sixth anniversary of the date of the original issuance of the Series D preferred stock (May 12, 1999), dividends payable will increase by 1% per annum if the Series D preferred stock has not then been converted or redeemed.
(5)	Such amount represents consulting payments to be made to Brian M. Gallagher, our former chief executive officer and president in connection with his separation from the Company and pursuant to the terms of a consulting agreement executed March 18, 2003.

In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $334,000 per year.

On February 11, 2002, we executed a Co-operation, Development and Licensing Agreement pursuant to which we were granted an exclusive, sublicenseable, transferable license with respect to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of such agreement, upon the occurrence of certain events, we will be required to pay certain future consulting, royalty and milestone payments in the aggregate amount of up to $3.2 million. The term of such agreement is for the life of any patent that may be issued to us for the first product we develop utilizing such technology, or, if such a patent fails to issue, seven years. We paid $76,000 under this agreement during the six months ended June 30, 2004 and have paid an aggregate of $1.0 million through June 30, 2004.

On June 10, 2002, we executed a Development and Licensing Agreement with Shire Laboratories, Inc. pursuant to which we were granted an exclusive worldwide technology license (including the right to sublicense) to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders. In addition, under the agreement, certain product development functions shall be performed for us. Pursuant to the terms of such agreement, we will pay to Shire a percentage of certain net sales of products, if any, utilizing any part of Shire’s technology. Also under the agreement, we have committed to payments in cash, or, at our option, a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones in the event we pursue certain applications of the technology. For the two indications for which we currently seek regulatory approval, we estimate the total expenses will be $2.7 million and $2.5 million, respectively. These fees become payable to Shire in varying amounts for each indication upon the filing of an NDA with the FDA, the FDA or other regulatory approvals, and upon the commercial launch of a licensed product for such indication in the United States. We expect these payments to be made in 2005 and 2006 if our clinical trails for these indications are successful.

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

We Rely on Periostat and Mutual’s Branded Version of Periostat for Most of Our Revenue. Sales of Mutual’s Branded Version of Periostat Could Affect Our Sales Patterns and Profitability.

During the six months ended June 30, 2004 and for the years ended 2003 and 2002, Periostat and Mutual’s branded version of Periostat (with respect to the sixth months ended June 30, 2004), accounted for approximately 90%, 82% and 82% of our total net revenues, respectively. Although we currently derive additional revenue from marketing and/or selling other products (Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat and Mutual’s branded version of Periostat.

Although we recently settled our litigation with West-ward Pharmaceutical Corporation and Mutual, other companies may have submitted applications for approval of generic versions of Periostat. We have filed suits to enforce our patent rights and to compel the FDA to award patent and exclusivity protections that would prevent a generic drug application from being approved. On July 23, 2003, we announced that the United States District Court for the District of Columbia had granted a preliminary injunction temporarily restraining the FDA from approving any Abbreviated New Drug Applications (“ANDAs”) submitted for any generic version of Periostat. Until the Court has made a final ruling on our complaint, the FDA cannot approve any ANDAs for a generic version of Periostat. Although the Court’s ruling on this issue is not expected to occur until early 2005, the Court could make a final ruling at any time. If the Court decides in favor of the FDA, the FDA could begin to approve generic drugs immediately thereafter.

We cannot be sure that one or more generic versions of Periostat will not be approved and marketed. If one or more generic versions of Periostat are approved and marketed, our combined revenues from Periostat and Mutual’s branded version of Periostat, would significantly decrease, and as result, our business, financial condition, cash flows and results of operations would be materially adversely affected.

In addition, in connection with our settlement with Mutual, we are the sole supplier to Mutual of a branded version of Periostat, subject to certain conditions, at prices below our average manufacturer’s price through May 2007, or the earlier termination of such supply arrangements due to certain circumstances. During the second quarter of 2004, we shipped an initial stocking order of product to Mutual that included a one-time promotional allowance. We expect that this initial amount of stocking maintained by Mutual will affect our sales and profitability for the third and fourth quarter of 2004. Although future sales of Periostat and sales of the branded version of Periostat to Mutual, beyond the initial stocking order, are expected to generate gross margins in the range of 88% to 90%, our overall revenues of Periostat and the branded version of Periostat could decline significantly, which could materially harm our business.

We May Not Be Able to Maintain Profitability.

From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. As of June 30, 2004, we have an accumulated deficit of $67.9 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. Although we achieved net income of $2.0 million for the six months ended June 30, 2004 and net income of $6.4 million for the year ended December 31, 2003, we expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat, new products and continuing clinical and manufacturing development for other indications and formulations of Periostat, and therefore, we cannot be certain that we will be able to maintain our profitability in the future, if at all.

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

Our core technology is licensed from The Research Foundation of the State University of New York, or SUNY, and other academic and research institutions collaborating with SUNY. Under the license agreement with SUNY, or the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.

SUNY owns 30 United States patents and four United States patent applications that are licensed to us. The patents licensed from SUNY expire between 2004 and 2019. Two of the patents are related to Periostat and expire in 2004 and 2007. Specifically, treatment of a patient in accordance with the package insert of the Periostat product requires the patient to utilize methods covered by the two Periostat patents. And even though the technology covered by these patents becomes available to competitors as the patents expire, expiration of the first patent does not diminish the protection provided by the second patent.

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

In connection with our settlement with Mutual, we entered into a License and Supply Agreement, pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer’s price through May 15, 2007 or the earlier termination of such supply arrangements under certain circumstances. Upon a material default by us or a breach of our obligations under our agreement with Mutual or if a generic version of Periostat is shipped by a third-party generic competitor and remains available for sale for a certain period of time, Mutual would be entitled to independently manufacture and sell its own branded version of Periostat. If Mutual manufactures and sells its own branded version of Periostat, Mutual will be entitled to freely sell its branded product to the market, including to our customers, and we will not receive any revenues from these sales. If Mutual manufactures and sells its own branded version of Periostat, our revenues could decline significantly and our business will be materially harmed.

If We Lose Our Sole Supplier of Doxycycline Hyclate or Our Current Manufacturer of Periostat, Our Sales of Periostat and Mutual’s branded version of Periostat Will be Interrupted, Halted or Less Profitable.

We rely on a single supplier, Hovione International Limited, or Hovione, for doxycycline, the active ingredient in Periostat and Mutual’s branded version of Periostat. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. If we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Periostat and Mutual’s branded version of Periostat.

We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., or PMRS, for our tablet formulation for Periostat and Mutual’s branded version of Periostat. Our current arrangement with PMRS has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us, including the branded version of Periostat that we supply to Mutual. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat and could result in a default in our agreement with Mutual which would permit Mutual to independently manufacture and sell its own branded version of Periostat. The introduction of a generic 20 mg doxycycline hyclate tablet could leave us without a manufacturer or force us to negotiate a new arrangement, possibly on less favorable terms. We intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one year to successfully transition from PMRS to a new manufacturer.

Our Products are Subject to Extensive Regulation by the FDA.

Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat and Mutual’s branded version of Periostat, Pandel and Atridox have been approved by the FDA as drugs. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications until the FDA approves the product for that indication. If the FDA does not approve our products under development or additional indications for marketed products in a timely fashion, or does not approve them at all, our financial condition may be adversely affected.

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

We are, and will increasingly be, subject to a variety of foreign regulatory regimes governing clinical trials and sales of our products. Other than Periostat, which has been approved by the United Kingdom Medicines and Healthcare Products Regulatory Agency for marketing in the United Kingdom and approved for marketing in Austria, Finland, Switzerland, Ireland, Israel, Italy, Luxembourg, the Netherlands, Portugal and Canada, our products in development have not been approved in any foreign country. Whether or not FDA approval has been obtained, approval of drug products by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of those products in those countries. The approval process varies from country to country, and other countries may also impose post-approval requirements.

A Small Number of Wholesale Customers, Large Retail Chains, and Mutual Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

The majority of our sales are to a small number of wholesale drug distributors and Mutual. For the year ended December 31, 2003, sales to Cardinal Health, Inc., McKesson

Corporation and Amerisource-Bergen Corporation, represented approximately 43%, 31% and 20%, respectively, of our aggregate net product sales. For the six months ended June 30, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource-Bergen Corporation and Mutual, represented approximately 34%, 25%, 16% and 17%, respectively, of our aggregate net product sales. Our small number of customers, consolidation in the pharmaceutical wholesale industry or financial difficulties of these customers could result in situations which could temporarily increase returns of our products from our wholesalers or, as a result of wholesalers and Mutual reducing their respective inventory levels, delay the purchase of our products. In addition, wholesalers and Mutual may increase purchase levels in anticipation of future price increases. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers. Although we have developed a plan to manage trade inventory levels of Periostat and the branded version of Periostat exclusively marketed to Mutual, this plan may not be effective. If trade inventory levels of Periostat and the branded version of Periostat become too high, or if prescription growth of Periostat and the branded version of Periostat, is lower than expected by the trade, wholesalers, large retail chains and Mutual could reduce their orders for Periostat, which could result in reduced sales of Periostat and the branded version of Periostat, and adversely affect our operating results.

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

If Our Products Cause Injuries, We May Incur Significant Expense and Liability.

Our business may be adversely affected by potential product liability risks inherent in the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or co-promotion rights. We have an aggregate of $10.0 million in product liability insurance for Periostat and Mutual’s branded version of Periostat, our product candidates and products for which we have licensing or co-promotion rights. This level of insurance may not adequately protect us against product liability claims. Insufficient insurance coverage or the failure to obtain indemnification from third parties for their respective liabilities may expose us to product liability claims and/or recalls and could cause our business, financial condition and results of operations to decline.

Because Our Executive Officers, Directors and Affiliated Entities Own Approximately 21.6% of Our Capital Stock, They Could Influence Our Actions in a Manner That Conflicts With Our Interests and the Interests of Our Other Stockholders.

Currently, our executive officers, directors and affiliated entities together beneficially own approximately 21.6% of the outstanding shares of our common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to influence corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning January 1, 2001 through June 30, 2004, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
March 31, 2001	$6.00	$4.47
June 30, 2001	$8.80	$5.06
September 30, 2001	$10.00	$7.25
December 31, 2001	$9.50	$7.50
March 31, 2002	$12.00	$7.72
June 30, 2002	$11.65	$5.75
September 30, 2002	$7.34	$4.70
December 31, 2002	$9.74	$4.05
March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents at June 30, 2004 which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at June 30, 2004.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. Litigation

In July 2003, we sued Mutual in the United States District Court for the Eastern District of New York, alleging that Mutual infringed our patents directed to the use of Periostat for the treatment of adult periodontitis. Our complaint also alleged that Mutual infringed our patent rights by its offering to sell its generic drug and by submitting an ANDA with the FDA, seeking FDA approval to market a generic tablet version of Periostat.

In a separate action in the United States District Court for the District of Columbia, we sought and, on July 22, 2003, we were granted a preliminary injunction preventing the FDA from approving generic versions of Periostat, including Mutual’s version. Mutual intervened in that case.

In July 2003, Mutual commenced an action against us in the United States District Court for the Eastern District of Pennsylvania. Mutual alleged that we had engaged in an effort to monopolize the market for low-dose doxycycline products.

On April 8, 2004, we announced that we had settled all pending litigation between us and Mutual.

In connection with the settlement, we and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer’s price through May 15, 2007 or the earlier termination of such supply arrangements under certain circumstances. In addition, we agreed not to grant any license to sell Periostat in generic form to any third party during the supply term.

In the settlement, Mutual agreed and confessed to judgment that our Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual submitted its ANDA. Mutual consented to a judgment enjoining Mutual and any party acting in concert with Mutual from infringing our patents by making and selling a generic version of Periostat until our patents expire or are declared invalid or unenforceable by a court of competent jurisdiction from which decision no appeal has been taken or all appeals have been exhausted. Under the terms of the License and Supply Agreement, Mutual would be granted a license under the patents if a third-party, generic version of Periostat is launched and remains on the market for a certain period of time, or if we materially breach our obligations under the agreement. Finally, Mutual agreed to withdraw from the FDA case in the District of Columbia.

We paid Mutual the amount of $2,000,000, which represented a portion of the anticipated fees and expenses that we will save as a result of the settlement of the pending actions with Mutual. This charge was recorded in the first quarter of 2004. Under our license agreement with SUNY covering Periostat, we are entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due SUNY on net sales of Periostat and Mutual’s branded version of Periostat.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 25, 2004.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 12,309,033 shares of Common Stock and 189,000 shares of Series D Stock, which shares of Series D Stock account for an additional 1,910,385 shares of Common Stock on an as converted to Common Stock basis. The results of the vote taken at such Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

Common Stock Nominees	For	Withheld
Colin W. Stewart	12,115,395 Shares	193,638 Shares
Brian M. Gallagher, Ph.D.	12,115,395 Shares	193,638 Shares
Peter R. Barnett, D.M.D.	12,115,395 Shares	193,638 Shares
Robert C. Black	12,115,395 Shares	193,638 Shares
James E. Daverman	12,115,395 Shares	193,638 Shares
Robert J. Easton	11,054,565 Shares	1,254,468 Shares
W. James O’Shea	12,115,395 Shares	193,638 Shares

The results of the vote taken at such Annual Meeting with respect to the election of the nominee to be the Series D Director, Stephen A. Kaplan, were as follows: 1,910,385 shares of Series D Stock (on an as converted to Common Stock basis) were voted for the Series D Stock nominee, with no shares voting against or abstaining.

In addition, a vote of the stockholders was taken at the Annual Meeting on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004. For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D Stock (on an as converted to Common Stock basis) voted together as a single class. Of such shares, 14,201,748 shares voted in favor of such proposal, 14,318 shares were voted against such proposal and 3,350 shares abstained from voting.

Item 5.	Other Information.

Settlement of Litigation with Mutual

On April 8, 2004, we announced that we had settled all pending litigation between us and Mutual.

In connection with our settlement with Mutual, we entered into a License and Supply Agreement with Mutual, pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer’s price through May 15, 2007 or the earlier termination of such supply arrangements due to certain circumstances.

We paid Mutual $2,000,000, which represented a portion of the anticipated fees and expenses that we will save as a result of the settlement of the pending actions with Mutual. This charge was recorded in the first quarter of 2004. Under our license agreement with SUNY covering Periostat, we are entitled to deduct costs incurred to defend its patents, including this payment, from current and future royalties due SUNY on net sales of Periostat and Mutual’s branded version of Periostat.

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

Renewal of Credit Facility

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew our revolving credit facility with Silicon Valley Bank, which had expired on March 15, 2004. Pursuant to the terms of the credit facility, we will be permitted to borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the credit facility. We are not obligated to draw amounts and any borrowings shall bear interest, payable monthly, at the current prime rate. We secured our obligations under the credit facility through the granting of a security interest in favor of the bank with respect to all of our corporate assets. The credit facility with Silicon Valley Bank, as modified by such Agreement, expires on May 31, 2006.

Positive Outcome of Phase II Clinical Study

On April 30, 2004, we announced the interim results of a Phase II multicenter, open label and randomized clinical study evaluating the safety and efficacy of our investigational product, Metastat® (Col-3), for the treatment of HIV-related Kaposi’s sarcoma.

This Phase II study is conducted under a CRADA between us and the National Cancer Institute. Seventy-five patients were randomized to receive Col-3 at a dose of either 50 mg or 100 mg per day. The study is still ongoing with 12 patients in the low dose group and 10 patients in the high dose group who have been in the study for more than 2 years.

The interim analysis showed a response rate of 38% in the low dose group and 26% in the high dose group, confirming the tumor activity described previously in the Phase I trial. While the median time to response was comparable in both dose groups, patients in the higher dose group had a markedly prolonged duration of remission. Also, the study confirmed the previous finding that median levels of circulating MMP-2 (gelatinase A) levels are reduced with higher dosing.

Identification of Application for Generic Form of Periostat

On May 10, 2004, we announced that we had identified an application by IVAX Corporation to list a generic form of Periostat (doxycycline hyclate) 20 mg tablets on the Illinois Drug Formulary. The application was filed on April 8, 2004 and was listed on the Illinois Drug Formulary on May 7, 2004.

IVAX’s generic form of Periostat has not been approved by the FDA. A preliminary injunction was entered on July 22, 2003 by the United States District Court for the District of Columbia which prevents the FDA from approving any Abbreviated New Drug Applications (ANDAs) for generic versions of Periostat until the Court has finally resolved the issue of whether the FDA should have classified Periostat as an antibiotic. The Court’s ruling on this issue is not expected to occur until early 2005.

Initiation of Two Phase 3 Clinical Trials

On June 15, 2004, we announced that the FDA has cleared the way for the immediate enrollment of patients in two Phase 3 clinical trials of Col-101, our once daily, modified-release formulation of doxycycline, 40 mg, for the treatment of rosacea. Col-101 is also known as Periostat MR, which is already in Phase 3 clinical testing for the adjunctive treatment of adult periodontitis.

The two double-blinded, placebo-controlled Phase 3 clinical studies will each enroll up to 264 patients at a total of 22 investigational centers. The studies will evaluate the clinical indices of rosacea, including reductions in inflammatory lesions and erythema, during a 16-week period of administration.

Results of Clinical Trial Combining Periostat and Atridox

On July 6, 2004, we announced the clinically and statistically significant results of a six-month, 180 patient clinical trial designed to evaluate the safety and efficacy of Periostat when combined with Atridox and scaling and root planning (SRP), versus SRP alone. All patients entering the trial had eight diseased tooth sites with periodontal pocket depths of at least 5 mm. At the end of the six month study, patients in the Periostat + Atridox + SRP group showed a 48% mean improvement in clinical attachment level and a 44% mean reduction in periodontal pocket depths for pockets of 7 mm or greater at baseline, compared to comparable pockets in the patients who had SRP alone. Those deep pockets with baseline depths of 7 mm or greater and treated with combination therapy experienced an average reduction in pocket depth of more than 2 mm.

The results, showing that the patients receiving the combination of treatments experienced more than 2 mm improvement in mean attachment gain and pocket depth reduction, were highly statistically significant when compared to SRP alone (p = less than 0.0001 for both parameters).

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On April 8, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the settlement of all outstanding litigation with United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc.

On April 27, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission containing a copy of our earnings release for the quarter ended March 31, 2004 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

On May 11, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the filing of an application by IVAX Corporation to list a generic form of Periostat (doxycycline hyclate) 20 mg tablets on the Illinois Drug Formulary.

On June 7, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the execution of a Loan Modification Agreement with Silicon Valley Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: August 9, 2004	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)