Form 10-Q
period 2004-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2004-11-09
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 1, 2004:

Class	Number of Shares
Common Stock $.01 par value	14,385,377

COLLAGENEX PHARMACEUTICALS, INC.

Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm™, Dentaplex®, Lytra™ and Periostat-MR™ are United States trademarks of CollaGenex Pharmaceuticals, Inc. Periostat®, Nephrostat®, Optistat®, Xerostat® Lytra™ and IMPACS™ are European Community trademarks of CollaGenex Pharmaceuticals, Inc. Periostat®, Nephrostat®, Optistat®, Xerostat®, IMPACS®, Dentaplex®, Restoraderm™, Periocycline®, Periostatus® and Periostat-SR® are United Kingdom trademarks of our wholly-owned subsidiary, CollaGenex International Ltd. CollaGenex®, PS20®, Dermastat®, Periostan®, “C” Logo® and “The Whole Mouth Treatment” Logo® are European Community and United Kingdom trademarks of CollaGenex International Ltd. Periocycline™, Restoraderm® and Periostat-SR™ are European Community Trademarks of CollaGenex International Ltd. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(dollars in thousands unaudited, except share data)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$34,649	$32,670
Accounts receivable, net of allowances of $437 and $481 at September 30, 2004 and December 31, 2003, respectively	4,585	5,786
Inventories	2,329	1,672
Prepaid expenses and other current assets	2,556	1,732

Total current assets	44,119	41,860

Equipment and leasehold improvements, net	537	496
License fees	1,310	1,749
Other assets	44	27

Total assets	$46,010	$44,132

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$2,755	$3,699
Accrued expenses	4,360	5,351
Preferred dividends payable	—	800

Total current liabilities	7,115	9,850

Deferred revenue	310	326

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at September 30, 2004 and December 31, 2003 (liquidation value of $20,800); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at September 30, 2004 and December 31, 2003	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 14,383,877 and 13,842,200 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	144	138
Additional paid in capital	106,006	103,670
Accumulated deficit	(67,567)	(69,854)

Total stockholders’ equity	38,585	33,956

Total liabilities and stockholders’ equity	$46,010	$44,132

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2004 and 2003

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Net product sales	$10,991	$12,797
Contract revenues	60	1,111
License revenues	24	8

Total revenues	11,075	13,916

Operating expenses:
Cost of product sales	1,537	1,907
Research and development	2,178	1,777
Selling, general and administrative – other	6,473	8,338
Selling, general and administrative – restructuring (note 9)	(132)	—
Selling, general and administrative – legal settlement (note 7)	—	700

Total operating expenses	10,056	12,722

Operating income	1,019	1,194

Other income:
Interest income	99	28
Other income	7	8

Net income	1,125	1,230
Preferred stock dividend	400	400

Net income allocable to common stockholders	$725	$830

Net income per basic share allocable to common stockholders	$0.05	$0.07

Weighted average shares used in computing net income per basic share allocable to common stockholders	14,375,139	11,738,583

Net income per diluted share allocable to common stockholders	$0.05	$0.06

Weighted average shares used in computing net income per diluted share allocable to common stockholders	14,516,779	12,813,907

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2004 and 2003

(amounts in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Net product sales	$38,691	$35,917
Contract revenues	180	2,164
License revenues	55	679

Total revenues	38,926	38,760

Operating expenses:
Cost of product sales	5,590	5,560
Research and development	6,023	4,397
Selling, general and administrative – other	22,122	24,129
Selling, general and administrative – restructuring (note 9)	348	—
Selling, general and administrative – legal settlement (note 7)	2,000	700

Total operating expenses	36,083	34,786

Operating income	2,843	3,974

Other income (expense):
Interest income	239	84
Other income (expense)	5	(2)

Net income	3,087	4,056
Preferred stock dividend	1,200	1,200

Net income allocable to common stockholders	$1,887	$2,856

Net income per basic share allocable to common stockholders	$0.13	$0.25

Weighted average shares used in computing net income per basic share allocable to common stockholders	14,224,619	11,521,337

Net income per diluted share allocable to common stockholders	$0.13	$0.23

Weighted average shares used in computing net income per diluted share allocable to common stockholders	14,535,183	12,303,922

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,087	$4,056
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash compensation expense	—	251
Depreciation and amortization expense	679	679
Accounts receivable provisions	(44)	110
Changes in operating assets and liabilities:
Accounts receivable	1,245	416
Inventories	(657)	73
Prepaid expenses and other assets	(841)	(674)
Accounts payable	(944)	(1,010)
Accrued expenses	(991)	1,729
Deferred revenue	(16)	(227)

Net cash provided by operating activities	1,518	5,403

Cash flows from investing activities:
Capital expenditures	(281)	(270)
Payment for Altana License	—	(900)

Net cash used in investing activities	(281)	(1,170)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,342	1,774
Payment of preferred dividends	(1,600)	(1,600)

Net cash provided by financing activities	742	174

Net increase in cash and cash equivalents	1,979	4,407
Cash and cash equivalents at beginning of period	32,670	10,112

Cash and cash equivalents at end of period	$34,649	$14,519

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2003 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

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

As set forth below, the pro forma disclosures of net income (loss) allocable to common stockholders and net income (loss) per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income allocable to common stockholders:

As reported	$725	$830	$1,887	$2,856
Add: Stock-based employee compensation expenses included in net income allocable to common stockholders	—	—	—	251
Less: Stock-based employee compensation under fair value based method	(892)	(1,288)	(2,815)	(3,825)

Pro forma net income (loss)	$(167)	$(458)	$(928)	$(718)

Basic net income (loss) per share allocable to common stockholders:
As reported	$0.05	$0.07	$0.13	$0.25

Pro forma net income (loss)	$(0.01)	$(0.04)	$(0.07)	$(0.06)

Diluted net income (loss) per share allocable to common stockholders:
As reported	$0.05	$0.06	$0.13	$0.23

Pro forma net income (loss)	$(0.01)	$(0.04)	$(0.07)	$(0.06)

Note 2 — Customer Concentrations

The majority of the Company’s revenue is derived from a small number of wholesale drug distributors and United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”). For the nine months ended September 30, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource-Bergen Corporation and Mutual, represented approximately 34%, 29%, 18% and 12%, respectively, of the Company’s aggregate net product sales. For the nine months ended September 30, 2003, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 43%, 30% and 19%, respectively, of the Company’s aggregate net product sales.

Note 3 — Inventories

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Raw materials	$110	$396
Work-in-process	825	52
Finished goods	1,394	1,224

	$2,329	$1,672

Note 4 — Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend its revolving credit facility. The facility had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. As of September 30, 2004, the Company had an outstanding letter of credit approximating $544 that served as collateral for certain future inventory purchase commitments of the Company, if any. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of September 30, 2004, the Company had no borrowings outstanding.

Note 5 — Stock Compensation Charge

During March 2003, the Company executed an agreement with Brian M. Gallagher, Ph.D., the Company’s former chairman, chief executive officer and president. Under the agreement, Dr. Gallagher was compensated for, among other things, his services during a transition period and his historical contributions to the Company. As a result of this agreement, the Company recognized a non-cash compensation charge relating to certain modifications of Dr. Gallagher’s stock option agreements of approximately $251 during the nine months ended September 30, 2003. The Company also entered into a consulting agreement with Dr. Gallagher pursuant to which he is providing consulting services to the Company for a period of 24 months, commencing in December 2003.

Note 6 — Acquisition/License/Co-Promotion Agreements

On August 19, 2004, the Company executed an Asset Purchase and Product Development Agreement (the “Purchase Agreement”) that superseded its Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, the Company purchased all rights, title and interest in the intellectual property and related rights to the Restoraderm™ topical drug delivery system. The Company intends to develop Restoraderm for dermatological applications. In accordance with the terms of the Purchase Agreement, the purchase price of the assets shall be up to $1,000 subject to the achievement of certain milestones. The Company is also required to pay product development milestone payments in the aggregate amount of up to approximately $2,000 and royalty and sublicense fees upon product commercialization. During the three months ended September 30, 2004, the Company incurred approximately $300 in research and development expenses related to the asset purchase and approximately $133 related to the product development milestones. The purchase was charged to in-process research and development since the Restoraderm technology has not achieved technical feasibility at this time.

On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. As a result, the Company recognized $222 of deferred revenue during the first quarter of 2003. This amount represented the unamortized portion of a $400 up-front payment received in 1996.

Pursuant to a Co-Promotion Agreement the Company executed with Merck & Co., Inc. in September 1999, the Company received the exclusive right to co-promote Vioxx®, a prescription strength non-steroidal anti-inflammatory drug. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of such Co-Promotion Agreement which expired on December 31, 2003. The Company will continue to earn nominal residual contract revenues through 2005 from this agreement. The Co-Promotion Agreement also provides for indemnification of the Company by Merck against any claims arising from manufacturing or design defects in the product or for which the Company, as the seller of the product, may be strictly liable as a seller of an inherently dangerous product. During the three and nine months ended September 30, 2004, the Company recorded $60 and $180, respectively, in residual contract revenues under this agreement.

Note 7 — Legal Settlements and Proceedings

On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual. In the settlement, Mutual agreed and confessed to judgment that the Company’s Periostat® patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual had submitted its Abbreviated New Drug Application, or ANDA. The Company paid to Mutual $2,000, which represented a portion of the anticipated fees and expenses that the Company will save as a result of the settlement of the pending actions with Mutual. This charge was recorded in the first quarter of 2004.

In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. The Company will be the sole supplier of this product to Mutual, subject to certain conditions. The product will be sold to Mutual at prices below the Company’s average manufacturer’s price for Periostat through May 15, 2007 or the earlier termination of such supply arrangements. Early termination may occur under certain circumstances, including the successful entry of a third party generic competitor to Periostat. In the Company’s License and Supply Agreement with Mutual, the Company has agreed to provide price adjustments to Mutual if a generic version of Periostat becomes available on the market at a price lower than the selling price of Mutual’s branded version of Periostat. In such circumstances, the Company has agreed to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers, up to a maximum amount based in part on certain inventory levels. The Company would also be required to pay rebates or provide credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay. If a generic product had been introduced at the end of the third quarter of 2004 at a price equivalent to 60% of the wholesale acquisition price of Periostat, the Company would have been obligated to accrue rebates or credits to Mutual of approximately $2,700 to $3,000, based on the actual number of bottles in Mutual’s inventory and the inventory of Mutual’s customers at September 30, 2004.

During the second quarter of 2004, the Company made an initial stocking sale to Mutual of $4,689, which included a one-time promotional discount. As a result of this stocking order, the Company does not expect Mutual to reorder product until the fourth quarter of 2004. There were no sales to Mutual during the third quarter of 2004. At September 30, 2004, $1,563 of the revenues associated with the initial stocking sale were reflected in the Company’s accounts receivable balance. This amount was paid in full in October 2004.

On November 7, 2003, the Company settled all pending litigation between the Company and West-ward Pharmaceutical Corporation (“West-ward”). In the settlement, West-ward agreed and confessed to judgment that the Company’s Periostat patents are valid and infringed by the filing of West-ward’s ANDA. West-ward also agreed and confessed to judgment that the Company’s Periostat patents would be infringed by the manufacture and sale of a generic version of Periostat. West-ward consented to a judgment enjoining West-ward and any party acting in concert with West-ward from making and selling a generic version of Periostat until the Company’s patents expire or are declared invalid or unenforceable by a court of competent jurisdiction. Finally, West-ward agreed to withdraw from the FDA case in the District of Columbia. In connection with this settlement, the Company agreed to pay a portion of West-ward’s actual legal expenses in the amount of $700, which has been reflected in selling, general and administrative - legal settlement in the three and nine months ended September 30, 2003.

On July 23, 2003, the United States District Court for the District of Columbia granted a preliminary injunction preventing the FDA from approving any ANDAs submitted for any generic version of Periostat. That injunction remains in place. IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) have intervened in the case and on August 19, 2004 and September 10, 2004, respectively, moved to dissolve the injunction. The Company has opposed the dissolution of the injunction. A hearing on the motions is scheduled for November 18, 2004. The Court could rule on the motion to dissolve the injunction at any time after the hearing.

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York. In the Company’s complaint, the Company alleged that the submission of ANDAs by each of IVAX and CorePharma for 20mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee. The Company also alleged that any manufacture, importation, marketing and sale of generic 20mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company is seeking an injunction preventing IVAX and CorePharma from introducing 20mg tablets of doxycycline hyclate in the United States.

Note 8 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York (“SUNY”) covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat. During the nine months ended September 30, 2004, the Company incurred $3,203 (which includes the $2,000 Mutual settlement) in legal defense, litigation and settlement costs, $1,496 of which was deducted from royalties payable to SUNY during such period. The cumulative legal patent defense, litigation and settlement costs incurred to date exceed the amount of the royalties payable to SUNY as of September 30, 2004 by $3,459. These amounts, which have been expensed, will be available to offset future Periostat royalties earned by SUNY, if any.

Note 9 — Sales Force Restructuring

On April 22, 2004, the Company announced the restructuring of the Company’s pharmaceutical sales organization into dedicated dental and dermatology sales forces. The restructuring is intended to increase the Company’s sales focus on high-prescribing dentists and dermatologists while reducing the Company’s cost base. The Company incurred a $348 restructuring charge during the nine months ended September 30, 2004. This charge reflects a $132 credit adjustment in the third quarter of 2004 to the estimated restructuring charge of $480, which had been recorded during the second quarter of 2004. As of September 30, 2004, approximately $323 of these restructuring costs had been paid by the Company.

Note 10 — Subsequent Event

On November 3, 2004, CollaGenex International Ltd (“CIL”), a wholly-owned U.K. subsidiary of the Company, sold its U.K. and European dental assets to Alliance Pharma plc (“Alliance”), a U.K. specialty pharmaceuticals company, for gross proceeds of $3.3 million. This agreement provided for the sale by CIL to Alliance trademark rights, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia. The agreement also granted Alliance an option to acquire a license to register and market Periostat-MR™, a once-daily, modified release form of Periostat, for adult periodontitis in the same territories. The Company has retained all rights to Periostat-MR for all other clinical indications. The Company also entered into a Supply Agreement with Alliance pursuant to which the Company will supply Periostat in bulk tablet form to Alliance at a negotiated fair value transfer price.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Additional Risks That May Affect Results.”

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dental and dermatology markets. We currently market four pharmaceutical products to the dental market through our professional dental sales force, and we market one prescription product to the dermatology market through our professional dermatology sales force. Our dental products all treat periodontal disease and include Periostat®, a prescription drug that we developed and launched in 1999, and Atridox®, Atrisorb FreeFlow® and Atrisorb-D® (the “Atrix Products”), which we licensed from Atrix Laboratories in August 2001. Our marketed dermatology product is Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002.

In addition to our marketed products, we have a pipeline of products in clinical and pre-clinical development. These products are based on our two proprietary platform technologies, IMPACs™ and Restoraderm™. IMPACs (Inhibitors of Multiple Proteases and Cytokines) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat is our first FDA-approved IMPACs product. Periostat-MR™ is a once-a-day, modified-release formulation of Periostat currently in a Phase III clinical trial for the treatment of adult periodontitis. Oracea™, which has the same active ingredient and modified delivery as Periostat-MR, is in two Phase III clinical trials for the treatment of rosacea, a dermatological condition. Col-3, a second generation IMPACs compound, has completed Phase II trials for the treatment of HIV-related Kaposi’s sarcoma and is currently in Phase II clinical trials for the treatment of acne rosacea.

Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired exclusive worldwide rights to the Restoraderm technology and are committed to initiate the development of five products based on this technology before the end of 2005. We are currently developing Restoraderm products for the treatment of acne and psoriasis.

Our strategy is to become a leading, research and development-based specialty pharmaceutical company. We intend to continue to market our current products and develop and launch new products based on our two proprietary platform technologies. Our current focus is on the dental and dermatology markets, although we intend to seek partnerships with third parties to develop potential uses of our technology outside of our core focus.

In April 2004, we entered into a License and Supply Agreement with United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) as part of a settlement of all outstanding litigation with Mutual relating to our patents for Periostat. In the settlement, Mutual agreed and confessed to judgment that our Periostat patents are valid and would be infringed by Mutual’s Abbreviated New Drug Application (“ANDA”) for a generic form of Periostat. The License and Supply Agreement provides for us to sell a separately branded version of Periostat to Mutual at prices below our average sales price. The Agreement runs through May 15, 2007 unless terminated earlier. Early termination may occur under certain circumstances, including the successful entry of a third party generic competitor. During the second quarter of 2004, we made an initial stocking sale to Mutual of approximately $4.7 million, which included a significant one-time promotional discount, and we do not expect Mutual to reorder product until the fourth quarter of 2004. Assuming no third-party generic competition, we expect to earn gross margins in the range of 88% to 90% of net sales on all future sales of product to Mutual.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. We recorded our first profit in the third quarter of 2002. Although we achieved net income of $3.1 million for the nine months ended September 30, 2004 and net income of $6.4 million and $902,000 for the years ended December 31, 2003 and December 31, 2002, respectively, we have incurred losses in each other year since inception and have an accumulated deficit of $67.6 million at September 30, 2004.

Significant Recent Developments

On July 23, 2003, the United States District Court for the District of Columbia granted a preliminary injunction preventing the FDA from approving any ANDAs submitted for any generic version of Periostat. That injunction remains in place. IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) have intervened in the case and on August 19, 2004 and September 10, 2004, respectively, moved to dissolve the injunction. We have vigorously opposed the dissolution of the injunction. A hearing on the motions is scheduled for November 18, 2004. The Court could rule on the motion to dissolve the injunction at any time after the hearing.

On October 1, 2004, we filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We are seeking an injunction preventing IVAX and CorePharma from introducing 20mg tablets of doxycycline hyclate in the United States. As part of our strategy to maintain enforceability and strengthen our Periostat patents, in 2003, we filed requests for reexamination of the Periostat patents in the United States Patent and Trademark Office (the “USPTO”). The reexaminations were filed in view of additional prior art raised by West-ward Pharmaceutical Corporation (“West-ward”) and Mutual while defending against our patent infringement charges. In connection with the reexamination process, the patent examiner has rejected the claims of the Periostat patents. The examiner’s rejection does not, however, determine the final outcome of reexamination until all administrative procedures have been exhausted. We do not believe that the examiner’s rejection is consistent with existing patent law, USPTO regulations and the evidence submitted to the USPTO supporting patentability. We intend to take all appropriate measures and follow the USPTO process including appealing the examiner’s actions. During the reexamination procedure a patent does not lose its presumption of validity and will be presumed valid by the courts unless a party challenging the patent establishes invalidity by clear and convincing evidence. We can give no assurances that the validity of our patents will be upheld as a result of the reexamination process.

On November 3, 2004, CollaGenex International Ltd (“CIL”), our wholly-owned U.K. subsidiary, sold its U.K. and European dental assets to Alliance Pharma plc (“Alliance”), a U.K. specialty pharmaceuticals company, for gross proceeds of $3.3 million This agreement provided for the sale by CIL to Alliance trademark rights, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia. The agreement also granted Alliance an option to acquire a license to register and market Periostat-MR in the same territories. The Company has retained all rights to Periostat-MR for all other clinical indications. The Company also entered into a Supply Agreement with Alliance pursuant to which the Company will supply Periostat in bulk tablet form to Alliance at a negotiated fair value transfer price.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Revenues (dollars in thousands)	2004	Change	2003
Net Product Sales	$10,991	(14.1)%	$12,797
Contract Revenues	60	(94.6)%	1,111
License Revenues	24	200.0%	8

Total	$11,075	(20.4)%	$13,916

During the third quarters of 2004 and 2003, net product sales included net sales of Periostat, the Atrix Products and Pandel. During the second quarter of 2004, the Company recorded its first sale of a branded version of Periostat to Mutual, which was an initial stocking sale of $4.7 million and reflected a significant one-time promotional discount. There were no sales to Mutual during the third quarter of 2004 because Mutual was able to meet demand for its product out of its initial stocking order. We expect Mutual to begin re-ordering its branded version of Periostat during the fourth quarter of 2004. Net product sales during the third quarter of 2004 were lower than the third quarter of 2003 primarily due to the absence of any sales to Mutual during this quarter. During the three months ended September 30, 2004, prescriptions filled by Mutual’s branded version of Periostat represented approximately 36% of total combined prescriptions for Periostat and Mutual’s branded version of Periostat. According to IMS Health, the total number of prescriptions written for Periostat and filled by either Periostat or Mutual’s branded version of Periostat during the third quarter of 2004 was 1.5% greater than the total number of prescriptions written for and filled by Periostat during the third quarter of 2003.

Contract revenues for the three months ended September 30, 2004 decreased 94.6% to $60,000 from $1.1 million during the three months ended September 30, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck & Co., Inc., Novartis Consumer Health, Inc. and Sirius Laboratories, Inc. during 2003. The 2004 contract revenues consist of residual contract revenue from our expired agreement with Merck for Vioxx®.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2004	Change	2003
Cost of Product Sales	$1,537	(19.4)%	$1,907
Percent of Net Product Sales	14.0%	N/A	14.9%

Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, the acquisition of manufactured product, and storage and stability of Periostat, Pandel and the Atrix Products.

Cost of product sales were approximately $1.5 million, or 14.0% of net product sales during the three months ended September 30, 2004, compared to approximately $1.9 million, or 14.9% of net product sales during the three months ended September 30, 2003. As a percentage of net product sales, cost of net product sales decreased slightly compared to the three months ended September 30, 2003 due to increases in product prices.

Research and Development

Research and Development (dollars in thousands)	2004	Change	2003
Research and development	$2,178	22.6%	$1,777

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing and regulatory compliance costs.

Research and development expenses increased $401,000, or 22.6%, to approximately $2.2 million during the three months ended September 30, 2004 from approximately $1.8 million during the three months ended September 30, 2003.

Development projects conducted during the three months ended September 30, 2004 included:

•	our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $443,000;

•	our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $601,000; and

•	in-process research and development charges resulting from the purchase of Restoraderm, milestone, formulation and stability testing costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $530,000.

Personnel and direct internal overhead expenses incurred during the three months ended September 30, 2004 were approximately $407,000. We estimate that if all of the potential products for which we currently seek approval are approved by the FDA, the estimated additional formulation development, clinical development and milestone expenses would be approximately $13.6 million.

Development projects conducted during the three months ended September 30, 2003 included:

•	our continuing clinical and manufacturing development work for Periostat-MR and Oracea, which accounted for total costs of approximately $1.0 million;

•	stability testing for several potential products utilizing the Restoraderm technology, which accounted for total costs of approximately $114,000;

•	several Phase IV studies for Periostat in various dental applications, which accounted for total costs of approximately $80,000; and

•	a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for total costs of approximately $60,000.

Personnel and direct internal overhead expenses incurred during the three months ended September 30, 2003 were approximately $135,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2004	Change	2003
Selling, General and Administrative – other	$6,473	(22.4)%	$8,338
Selling, General and Administrative – restructuring	(132)	N/A	—
Selling, General and Administrative – legal settlement	N/A	N/A	700

Subtotal	$6,341	(29.8)%	$9,038

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Selling, general and administrative – other expenses decreased 22.4% to approximately $6.5 million during the three months ended September 30, 2004 from approximately $8.3 million during the three months ended September 30, 2003. The decrease in selling, general and administrative – other expenses during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is primarily due to lower legal costs associated with our litigation with West-ward, reduced sales force expenses as a result of our April 2004 restructuring and the absence of marketing and promotional expenses associated with discontinued products that are no longer being promoted.

Significant components of selling, general and administrative – other expenses incurred during the three months ended September 30, 2004 included approximately $3.2 million in direct selling and sales training expenses, approximately $1.8 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $1.5 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative – other expenses incurred during the three months ended September 30, 2003 included approximately $3.8 million in direct selling and sales training expenses, approximately $2.2 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR) and approximately $2.3 million in general and administrative expenses, which include business development, finance and corporate activities. General and administrative expenses for the three months ended September 30, 2003 included $856,000 in patent defense and litigation expenses, net of reimbursement from the Research Foundation of the State University of New York (“SUNY”).

Selling, general and administrative – restructuring during the three months ended September 30, 2004 consisted of a $132,000 credit that resulted from an adjustment to a second quarter 2004 estimated restructuring charge of $480,000 related to the reorganization of our sales organization into dedicated dental and dermatology sales forces in April 2004.

Selling, general and administrative – legal settlement during the three months ended September 30, 2003 consisted of $700,000 which resulted from the payment to West-ward in connection with the settlement of all outstanding litigation between us and West-ward.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2004	Change	2003
Interest income	$99	253.6%	$28
Other income	$7	(12.5)%	$8

Interest income increased to $99,000 for the three months ended September 30, 2004 compared to $28,000 for the three months ended September 30, 2003. This increase was due to higher average investment balances and investment yield in 2004.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $400,000 during the three months ended September 30, 2004 and September 30, 2003. Such preferred stock dividends were paid in cash during each period and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Revenues (dollars in thousands)	2004	Change	2003
Net Product Sales	$38,691	7.7%	$35,917
Contract Revenues	180	(91.7)%	2,164
License Revenues	55	(91.9)%	679

Total	$38,926	0.4%	$38,760

During the first nine months of 2004, net product sales included net sales of Periostat, Mutual’s branded version of Periostat, the Atrix Products and Pandel. During the first nine months of 2003, net product sales included net sales of Periostat, the Atrix Products and Pandel. In the second quarter of 2004, the Company recorded its first sale of Periostat to Mutual, which was an initial stocking sale of $4.7 million and reflected a significant one-time promotional discount. There were no sales to Mutual during the third quarter of 2004 because Mutual was able to meet demand for its product out of its initial stocking order. We expect Mutual to begin re-ordering its branded version of Periostat during the fourth quarter of 2004. Net product sales for the nine months ended September 30, 2004 increased over the corresponding year earlier period due to Periostat and Pandel price increases as well as higher prescription demand for these products. During the nine months ended September 30, 2004, prescriptions filled by Mutual’s branded version of Periostat represented approximately 17% of total combined prescriptions for Periostat and the branded version of Periostat.

Contract revenues for the nine months ended September 30, 2004 decreased 91.7% to $180,000 from approximately $2.2 million during the nine months ended September 30, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck, Novartis and Sirius Laboratories during 2003. The 2004 revenue consists of residual contract revenue from our expired agreement with Merck for Vioxx.

We recorded $55,000 and $32,000 in licensing revenues for the nine months ended September 30, 2004 and September 30, 2003, respectively, which are up-front license fees relating to various international distribution agreements that are being amortized over the expected performance period of the agreements. We recorded licensing revenues of $222,000 during the nine months ended September 30, 2003 due to the accelerated recognition of previously deferred, up-front licensing fees following the termination of the related agreements during the third quarter of 2003. Additionally, during the nine months ended September 30, 2003, we recognized $425,000 in milestone fees received from foreign licensing partners upon the achievement of certain milestones.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2004	Change	2003
Cost of Product Sales	$5,590	0.5%	$5,560
Percent of Net Product Sales	14.4%	N/A	15.5%

Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, the acquisition of manufactured product, and storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products.

Cost of product sales were approximately $5.6 million, or 14.4% of net product sales during the nine months ended September 30, 2004, compared to approximately $5.6 million, or 15.5% of net product sales during the nine months ended September 30, 2003. As a percentage of net product sales, cost of net product sales decreased slightly compared to the nine months ended September 30, 2003, due to Periostat price increases and product mix, offset in part by the promotional discount on the branded version of Periostat sold to Mutual in the second quarter of 2004.

Research and Development

Research and Development (dollars in thousands)	2004	Change	2003
Research and development	$6,023	37.0%	$4,397

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing and regulatory compliance costs.

Research and development expenses increased approximately $1.6 million, or 37.0%, to approximately $6.0 million during the nine months ended September 30, 2004 from approximately $4.4 million during the nine months ended September 30, 2003.

Development projects conducted during the nine months ended September 30, 2004 included:

•	our continuing clinical and manufacturing development work for Oracea, our once daily, modified formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $1.6 million;

•	our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $1.3 million;

•	in-process research and development charges resulting from the purchase of Restoraderm, milestone, formulation and stability testing for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $853,000; and

•	a Phase III clinical trial to evaluate the 20mg current commercial formulation of Periostat for the treatment of rosacea totaling $417,000.

Personnel and direct internal overhead expenses incurred during the nine months ended September 30, 2004 were approximately $1.1 million. We estimate that if all of the potential products that we currently seek approval are approved by the FDA, the estimated additional formulation and clinical development expenses and milestones fees would be approximately $13.6 million.

Development projects conducted during the nine months ended September 30, 2003 included:

•	the manufacturing development and formulation work for Periostat-MR and Oracea, which accounted for total costs of approximately $1.9 million;

•	stability testing and milestone fees for several potential products utilizing the Restoraderm technology, which accounted for total costs of approximately $702,000;

•	several Phase IV studies for Periostat in various dental applications, which accounted for total costs of approximately $441,000; and

•	a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for total costs of approximately $177,000.

Personnel and direct internal overhead expenses incurred during the nine months ended September 30, 2003 were approximately $406,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2004	Change	2003
Selling, General and Administrative – other	$22,122	(8.3)%	$24,129
Selling, General and Administrative – restructuring	$348	N/A	—
Selling, General and Administrative – legal settlement	2,000	185.7%	700

Subtotal	$24,470	(1.4)%	$24,829

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Selling, general and administrative – other expenses decreased 8.3% to approximately $22.1 million during the nine months ended September 30, 2004 from approximately $24.1 million during the nine months ended September 30, 2003. The decrease in selling, general and administrative – other expenses during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily a function of lower legal costs following the April 2004 Mutual settlement, reduced sales force expenses as a result of our April 2004 restructuring and the absence of marketing and promotional expenses associated with discontinued products that are no longer being promoted. We are entitled to deduct costs incurred to defend our patents in any period from current and future royalties due to SUNY, but only up to the amount of royalties due in that period. As of September 30, 2004, the cumulative amount of such costs exceeded the cumulative amount of royalties due to SUNY. This excess is available to offset royalties that may in the future be due to SUNY. During the nine months ended September 30, 2004, the royalties due to SUNY exceeded the patent litigation costs incurred in the same period. As a result we were able to offset both the patent litigation costs incurred during the period and a portion of those costs previously incurred (but not yet used to offset royalties) against the royalties due for the current period.

Significant components of selling, general and administrative – other expenses incurred during the nine months ended September 30, 2004 included approximately $11.4 million in direct selling and sales training expenses, approximately $5.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $4.8 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative – other expenses incurred during the nine months ended September 30, 2003 included approximately $11.6 million in direct selling and sales training expenses, approximately $6.3 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR), approximately $6.2 million in general and administrative expenses, which include business development, finance and corporate activities. General and administrative expenses for the nine months ended September 30, 2003 include $1.2 million in patent defense and litigation expenses, net of the SUNY reimbursement and $251,000 related to the modifications of certain stock options.

Selling, general and administrative – restructuring during the nine months ended September 30, 2004 consisted of $348,000 that resulted from a restructuring charge related to the reorganization of our sales organization into dedicated dental and dermatology sales forces.

Selling, general and administrative – legal settlement during the nine months ended September 30, 2004 and 2003 consisted of $2.0 million and $700,000 which resulted from the payment to Mutual and West-ward, respectively, in connection with the settlement of all outstanding litigation between us and these parties.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2004	Change	2003
Interest income	$239	184.5%	$84
Other income (expense)	$5	350.0%	$(2)

Interest income increased to $239,000 for the nine months ended September 30, 2004 compared to $84,000 for the nine months ended September 30, 2003. This increase was due to higher average investment balances and investment yield in 2004.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $1.2 million during the nine months ended September 30, 2004 and September 30, 2003. Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Liquidity and Capital Resources

Cash Requirements/Sources and Uses of Cash

We require cash to fund our operating expenses, to make capital expenditures, pay dividends on our outstanding Series D preferred stock and fund our ongoing research and development costs. We may also owe our partners milestone payments, royalties and sublicense fees. In addition, we have committed to fund development costs for certain products.

We have historically funded our cash requirements primarily through the following:

•	Public offerings and private placements of our preferred and common stock;

•	Cash from operations; and

•	Exercise of stock options and warrants.

We believe that other key factors that could affect our internal and external sources of cash are:

•	Revenues and profits from sales of Periostat and other products and contracted services;

•	The success of our dermatology franchise;

•	The success of our pre-clinical, clinical and development programs;

•	Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank;

•	The receptivity of the capital markets to our future financings;

•	The effect of our arrangement with Mutual, including product payment terms and potential retroactive price adjustments; and

•	The presence or absence of generic competition, which will be influenced by the outcome and consequences of our litigation with IVAX, CorePharma and the FDA.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to us is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. As of September 30, 2004, we had an outstanding letter of credit approximating $544,000 that serves as collateral for certain of our inventory purchase commitments, if any. We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of September 30, 2004, we had no borrowings outstanding.

At September 30, 2004, we had cash and cash equivalents of approximately $34.7 million, an increase of $2.0 million from the approximately $32.7 million balance at December 31, 2003. This increase was primarily attributable to net income for the first nine months and proceeds from the issuance of common stock. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in money market funds. Our working capital at September 30, 2004 was $37.0 million, an increase of $5.0 million from $32.0 million at December 31, 2003. The increase was primarily attributable to the cash proceeds received from the exercise of stock options and warrants and a decrease in accounts receivable. This increase was partially offset by decreases in accounts payable and accrued expenses, and increases in inventory, prepaid expenses and other current assets. During the nine months ended September 30, 2004, we invested approximately $281,000 in capital expenditures and paid $1.6 million in cash dividends to the holders of our Series D preferred stock.

Cash Flows/Cash Management

The principal use of cash in operating activities in the nine months ended September 30, 2004 was the payment of operating related liabilities including a $2.0 million cash payment in the second quarter of 2004 associated with the Mutual settlement. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the nine months ended September 30, 2004 consisted primarily of capital expenditures.

Financing activities provided $742,000 during the nine months ended September 30, 2004. The principal source was proceeds from employee stock option exercises, which was partially offset by the payment of dividends to the holders of our Series D preferred stock.

We currently believe that projected sales of our marketed products combined with our working capital at September 30, 2004, will be sufficient to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales, such as our arrangement with Mutual, the possibility of generic competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of Periostat in indications beyond those already included in the FDA approved label. We expect to significantly increase our investment in research and development during the remainder of 2004 and in 2005.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D preferred stock, operating leases for our office space and contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products we are currently detailing. The disclosure relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2003 has not materially changed since we filed that report, except for:

•	We estimate that total milestone payments due to Shire Laboratories will be approximately $5.2 million. We expect to make these payments in 2005 and 2006 if the outcome of our Phase III clinical trials for Periostat-MR and Oracea is favorable.

•	On August 19, 2004, we executed an Asset Purchase and Product Development Agreement that superseded our Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, we purchased all right, title and interest in the intellectual property and related rights to the Restoraderm topical drug delivery system which we intend to develop for dermatological applications. Pursuant to the terms of the Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We are also required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million and certain royalty and sublicense fees upon certain product commercialization. As of September 30, 2004, an aggregate amount of approximately $283,000 of these fees have been paid by us. We are obligated to pay an additional $150,000 in January 2005.

•	Pursuant to the terms of our Series D Cumulative Convertible preferred stock and unless earlier converted pursuant to its terms, the holders of the Series D preferred stock are entitled to dividends payable in cash at a rate of 8.0% per annum, which are declared and paid every six months. Beginning on the sixth anniversary of the date of the original issuance of the Series D preferred stock (May 12, 1999), dividends payable will increase by 1% per annum if the Series D preferred stock has not then been converted or redeemed.

•	At September 30, 2004, we did not have any outstanding minimum inventory purchase commitments.

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

Revenue Recognition

We recognize product sales revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Certain sales revenue from our customers is subject to agreements allowing limited rights of return, rebates and price protection. Accordingly, we reduce such revenue recognized for estimated future returns, rebates and price protection at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. While management believes it can make reliable estimates for these matters, unsold products in these distribution channels may be exposed to expiration. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could impact our results of operations, financial condition and our business. Our contract revenues, which were substantially terminated at December 31, 2003, are fee-based arrangements where revenue is earned as prescriptions are filled. Accordingly, since we never take title to the product being promoted, no significant obligations exist beyond the point that revenue is recognized.

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

Stock-Based Compensation

It is our policy to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option grants rather than Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the market value of the underlying stock exceeds the exercise price of the option at the date of grant and is recognized on a straight-line basis over the vesting period. Had we applied SFAS No. 123, which requires recording stock option grants at their fair value, our net income (loss) would have varied from the reported net income (loss) as we would have recorded additional expenses in each period.

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

Additional Risks That May Affect Results

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

We Rely on Periostat and Mutual’s Branded Version of Periostat for Most of Our Revenue. FDA Approval of Generic Versions of Periostat Would Materially Reduce Our Revenues and Profitability.

During the nine months ended September 30, 2004 and for the years ended 2003 and 2002, Periostat and Mutual’s branded version of Periostat (with respect to the nine months ended September 30, 2004), accounted for approximately 88%, 82% and 82% of our total net revenues, respectively. Although we currently derive additional revenue from marketing and/or selling other products (Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel) and from licensing fees from foreign marketing partners, our revenue and profitability in the near future will depend on our ability to successfully market and sell Periostat and Mutual’s branded version of Periostat.

Although we settled our litigation with West-ward and Mutual, we recently filed a complaint for patent infringement against IVAX and CorePharma in response to the submission of applications by IVAX and CorePharma for approval of generic versions of Periostat. In addition, as previously reported, we have filed suit to compel the FDA to award patent and exclusivity protection under the Hatch Waxman amendments to the Food, Drug and Cosmetic Act. On July 23, 2003, we announced that the United States District Court for the District of Columbia had granted a preliminary injunction temporarily restraining the FDA from approving any ANDAs submitted for any generic version of Periostat. That injunction remains in place. However, IVAX and CorePharma have intervened in the case and on August 19, 2004 and September 10, 2004, respectively, moved to dissolve the preliminary injunction. Both allege that, but for the preliminary injunction, the FDA would approve their generic versions of Periostat. A hearing on the motions to dissolve the preliminary injunction is scheduled for November 18, 2004 and the Court could rule on the motions at any time after the hearing. If the Court does not dissolve the preliminary injunction, the FDA will not be able to approve any ANDAs for a generic version of Periostat until the Court has ruled on our complaint. Although the Court’s ruling is not expected to occur until early 2005, the Court could issue a final ruling at any time. If the Court decides to dissolve the preliminary injunction or to find in favor of the FDA in a final ruling on the complaint, the FDA could begin to approve generic drugs immediately thereafter.

We cannot be sure that one or more generic versions of Periostat will not be approved and marketed on November 18, 2004 or thereafter. If one or more generic versions of Periostat are approved and marketed, our combined revenues from Periostat and Mutual’s branded version of Periostat, would significantly decrease, and as result, our business, financial condition, cash flows and results of operations would be materially adversely affected.

In addition, in connection with our settlement with Mutual, we are the sole supplier to Mutual of a branded version of Periostat, subject to certain conditions, at prices below our average sales price through May 2007, or the earlier termination of such supply arrangements due to certain circumstances. During the second quarter of 2004, we shipped an initial stocking order of product to Mutual that included a one-time promotional allowance. We expect that this initial amount of stocking maintained by Mutual will affect our sales and profitability in the short-term future. We do anticipate a sale to Mutual in the fourth quarter of 2004. Although future sales of Periostat and sales of the branded version of Periostat to Mutual, beyond the initial stocking order, are, assuming no third-party generic competition, expected to generate gross margins in the range of 88% to 90%, our overall revenues of Periostat and the branded version of Periostat could vary significantly from quarter to quarter.

We May Not Be Able to Maintain Profitability.

From our founding in 1992 through the commercial launch of Periostat in November, 1998, we had no revenue from sales of our own products. As of September 30, 2004, we have an accumulated deficit of $67.6 million. Our historical losses have resulted primarily from the expenses associated with our pharmaceutical development program, clinical trials, the regulatory approval process associated with Periostat and sales and marketing activities relating to Periostat. Although we achieved net income of $3.1 million for the nine months ended September 30, 2004 and net income of $6.4 million for the year ended December 31, 2003, we expect to incur significant future expenses, particularly with respect to the sales and marketing of Periostat, the development of new products and continuing clinical and manufacturing development for other indications and formulations of Periostat, and therefore, we cannot be certain that we will be able to maintain our profitability in the future.

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

SUNY owns 28 United States patents and five United States patent applications that are licensed to us. The patents licensed from SUNY expire between 2004 and 2019. Two of the patents are related to Periostat. One of the patents expired in May, 2004, and the second patent expires in 2007. Treatment of a patient in accordance with the package insert of the Periostat product requires the patient to utilize methods covered by the two Periostat patents. And even though the technology covered by these patents becomes available to competitors as the patents expire, expiration of the first patent does not diminish the protection provided by the second patent.

As part of our strategy to maintain enforceability and strengthen our Periostat patents, in 2003, we filed requests for reexamination of the Periostat patents in the USPTO. The reexaminations were filed in view of additional prior art raised by West-ward and Mutual while defending against our patent infringement charges. In connection with the reexamination process, the patent examiner has rejected the claims of the Periostat patents. The examiner’s rejection does not, however, determine the final outcome of reexamination until all administrative procedures have been exhausted. We do not believe that the examiner’s rejection is consistent with existing patent law, USPTO regulations and the evidence submitted to the USPTO supporting patentability. We intend to take all appropriate measures and follow the USPTO process including appealing the examiner’s actions. During the reexamination procedure a patent does not lose its presumption of validity and will be presumed valid by the courts unless a party challenging the patent establishes invalidity by clear and convincing evidence. We can give no assurances that we will be successful in our appeal or that the validity of our patents will be upheld as a result of the reexamination process and, if rejected, that our competitors will not use such information to further challenge our patents.

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

Although we have settled all pending litigation with Mutual and West-ward, we cannot be certain that other third parties will not receive FDA approval and introduce a competitive generic version of Periostat. Any infringement or related action involving any third party will likely result in significant expenditures, even if such actions are settled, require substantial management time and may not be resolved in our favor.

Our success also depends upon retaining the know-how, trade secrets, and the skills, knowledge and experience developed by our scientific and technical personnel. To that end, we require all of our employees and, to the extent possible, all consultants, advisors and research collaborators, to enter into confidentiality agreements prohibiting unauthorized use or disclosure. After execution of these agreements, we provide proprietary information and materials for testing to collaborators in academic institutions. We cannot guarantee that collaborators, or the institutions with which they work, will not assert property rights in the results of such tests nor that a license can be reasonably obtained from such institutions which assert such rights. Failure to obtain the right to use the results of, or the intellectual property derived from, such testing could adversely affect our commercial position and, consequently, our financial condition.

If a Generic Version of Periostat Becomes Available on the Market, We Will Likely Have to Pay Rebates or Provide Credits to Mutual, which Could be Substantial and Our Business may be Materially Harmed.

If at any time a generic version of Periostat becomes available on the market at a price lower than the selling price of Mutual’s branded version of Periostat, the value of the branded product then in Mutual’s or its customers’ inventory will decrease. Under our License and Supply Agreement with Mutual, if the generic product remains on the market for a specific period of time, we will have to provide retroactive price adjustments to Mutual to offset such devaluations in Mutual’s or its customers’ inventory.

Specifically, we have agreed to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to, its customers, up to a maximum amount based in part on certain inventory levels. We would also be required to pay rebates or provide credits to Mutual to reduce the cost of a certain number of bottles of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay. If a generic product had been introduced at the end of third quarter of 2004 at a price equivalent to 60% of the wholesale acquisition price of Periostat, we would have been obligated to accrue rebates or credits to Mutual of approximately $2.7 million to $3.0 million, based on the actual number of bottles in Mutual’s inventory and the inventory of Mutual’s customers at September 30, 2004.

If We Materially Default on or Breach Our Agreement With Mutual or if a Generic Version of Periostat is Shipped by a Generic Third-Party Competitor and Remains Available For Sale for a Certain Period of Time, Mutual May Independently Manufacture and Sell a Branded Version of Periostat, and Our Business will be Materially Harmed.

In connection with our settlement with Mutual, we entered into a License and Supply Agreement, pursuant to which Mutual received a license to sell a branded version of Periostat. Under this agreement, we will be the sole supplier of this product to Mutual, subject to certain conditions, at prices below our average manufacturer’s price through May 15, 2007 or the earlier termination of such supply arrangements under certain circumstances. Upon a material default by us or a breach of our obligations under our agreement with Mutual or if a generic version of Periostat is shipped by a third-party generic competitor and remains available for sale for a certain period of time, Mutual would be entitled to independently manufacture and sell its own generic version of Periostat under Mutual’s ANDA, if such were approved by the FDA. If Mutual manufactures and sells its own generic version of Periostat under its ANDA, Mutual will be entitled to freely sell its generic product to the market, including to our customers, and we will not receive any revenues from these sales. If Mutual manufactures and sells its own generic version of Periostat, our revenues could decline significantly and our business will be materially harmed.

If We Lose Our Sole Supplier of Doxycycline Hyclate or Our Current Manufacturer of Periostat, Our Sales of Periostat and Mutual’s branded version of Periostat Will be Interrupted, Halted or Less Profitable.

We rely on a single supplier, Hovione International Limited, or Hovione, for doxycycline, the active ingredient in Periostat and Mutual’s branded version of Periostat. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Periostat and Mutual’s branded version of Periostat.

We have entered into an agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., or PMRS, for our tablet formulation for Periostat and Mutual’s branded version of Periostat. Our current arrangement with PMRS has been extended until the earlier of March 30, 2007 or until a generic 20 mg doxycycline hyclate tablet is available on the market. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us, including the branded version of Periostat that we supply to Mutual. Any inability of PMRS to produce and supply product on agreed upon terms could result in delays in the supply of Periostat and could result in a default in our agreement with Mutual. This would in turn permit Mutual to manufacture and sell its own branded version of

Periostat. The introduction of a generic 20 mg doxycycline hyclate tablet could also result in the termination of our agreement with PMRS, and leave us without a manufacturer or force us to negotiate a new arrangement, possibly on less favorable terms. We intend to contract with additional manufacturers for the commercial manufacture of Periostat tablets. We believe, however, that it could take up to one year to successfully transition from PMRS to a new manufacturer.

Our Products are Subject to Extensive Regulation by the FDA.

Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat and Mutual’s branded version of Periostat, Pandel and Atridox have been approved by the FDA as drugs. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications until the FDA approves the product for that indication. If the FDA does not approve our products under development or delays or withholds approval for additional indications for marketed products, our financial condition may be adversely affected.

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

The majority of our sales are to a small number of wholesale drug distributors and Mutual. For the year ended December 31, 2003, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource-Bergen Corporation, represented approximately 43%, 31% and 20%, respectively, of our aggregate net product sales. For the nine months ended September 30, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource-Bergen Corporation and Mutual, represented approximately 34%, 29%, 18% and 12%, respectively, of our aggregate net product sales. Our small number of customers, consolidation in the pharmaceutical wholesale industry or financial difficulties of these customers could result in situations which could temporarily increase returns of our products from our wholesalers or, as a result of wholesalers and Mutual reducing their respective inventory levels, delay the purchase of our products. In addition, wholesalers and Mutual may increase purchase levels in anticipation of future price increases. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers. Although we have developed a plan to manage trade inventory levels of Periostat and the branded version of Periostat exclusively marketed to Mutual, this plan may not be effective. If trade inventory levels of Periostat and the branded version of Periostat become too high, or if prescription growth of Periostat and the branded version of Periostat, is lower than expected by the trade, wholesalers, large retail chains and Mutual could reduce their orders for Periostat, which could result in reduced sales of Periostat and the branded version of Periostat, and adversely affect our operating results.

We Cannot Assure You that Our Clinical Trials will Succeed or that Our Pursuit of Business in the Dermatology Market will be Successful.

During 2003, we began to implement our plans to expand into the dermatology market. We completed and announced the preliminary results of a double-blinded, placebo-controlled 134-patient Phase III clinical trial to evaluate the safety and efficacy of Periostat to treat rosacea, we purchased the rights to the topical drug delivery technology called Restoraderm and we executed a sublicense agreement with Altana Inc. with respect to the marketing and distribution of Pandel. We have also initiated enrollment of two double-blinded, placebo-controlled Phase III clinical studies to evaluate the use of Oracea to treat rosacea. In addition, we continue to actively seek product licensing opportunities to enhance our near-term offerings to the dermatology market. On April 22, 2004, we announced the restructuring of our pharmaceutical sales organization into dedicated dental and dermatology sales forces focused on high-potential prescribers of our products. Our future success will depend on, among other things, our ability to: (i) achieve market acceptance for any current or future dermatological offerings; (ii) hire and retain personnel with experience in the dermatology market; (iii) execute our business plan with respect to this market segment; and (iv) adapt to technical or regulatory changes once operational. Furthermore, while we have experience in the sales and marketing of dental products, we have limited experience in this market. This market is very competitive and some of our competitors have substantially greater resources than we have. New product development is a lengthy, complex and uncertain process that will require significant attention and resources from management. A product candidate can fail at any stage of the development process due to, among other things, efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels. We therefore cannot assure you that we will be successful in our pursuit of business in the dermatology market, or that we can sustain any business in which we achieve initial success.

If Our Products Cause Injuries, We May Incur Significant Expense and Liability.

Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or co-promotion rights. We have an aggregate of $10.0 million in product liability insurance covering Periostat and Mutual’s branded version of Periostat, our product candidates and products for which we have licensing or co-promotion rights. This level of insurance may not adequately protect us against product liability claims.

Insufficient insurance coverage or the failure to obtain indemnification from third parties for their respective liabilities may expose us to product liability claims and/or recalls and could cause our business, financial condition and results of operations to decline.

Because Our Executive Officers, Directors and Affiliated Entities Own Approximately 20.3% of Our Capital Stock, They Could Influence Our Actions in a Manner That Conflicts With Our Interests and the Interests of Our Other Stockholders.

Currently, our executive officers, directors and affiliated entities together beneficially own approximately 20.3% of the outstanding shares of our common stock or equity securities convertible into common stock. As a result, these stockholders, acting together, or in the case of our preferred stockholders, in certain instances, as a class, will be able to influence corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning October 1, 2002 through September 30, 2004, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
December 31, 2002	$9.74	$4.05
March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents at September 30, 2004 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at September 30, 2004.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 23, 2003, the United States District Court for the District of Columbia granted a preliminary injunction preventing the FDA from approving any ANDAs submitted for any generic version of Periostat. That injunction remains in place. IVAX and CorePharma LLC have intervened in the case and on August 19, 2004 and September 10, 2004, respectively, moved to dissolve the injunction. We have vigorously opposed the dissolution of the injunction. A hearing on the motions is scheduled for November 18, 2004. The Court could rule on the motion to dissolve the injunction at any time after the hearing.

On October 1, 2004, we filed a complaint for patent infringement against IVAX Pharmaceuticals Inc. and CorePharma LLC in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of Abbreviated New Drug Applications by each of IVAX Pharmaceuticals Inc. and CorePharma LLC for 20mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We are seeking an injunction preventing IVAX Pharmaceuticals Inc. and CorePharma LLC from introducing 20mg tablets of doxycycline hyclate in the United States.

Item 6. Exhibits.

10.1	Nonstatutory Stock Option Agreement dated September 23, 2004 by and between Andrew Powell and the Company.

10.2	Asset Purchase and Product Development Agreement dated August 19, 2004 by and between the Company and Thomas Skold.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: November 9, 2004	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal Financial and Accounting Officer)