Form 10-Q
period 2005-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2005-05-05
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28308

CollaGenex Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1758016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 University Drive, Newtown, PA	18940
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 2, 2005:

Class	Number of Shares
Common Stock $.01 par value	14,414,677

COLLAGENEX PHARMACEUTICALS, INC.

CollaGenex Pharmaceuticals, Inc. - United States trademarks:

Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm™, Dentaplex®, Lytra™, Periostat-MR™ and Oracea™.

CollaGenex Pharmaceuticals, Inc. - European Community trademarks:

Periostat®, Nephrostat®, Optistat®, Xerostat® and Oracea™.

CollaGenex International, Ltd. (our wholly-owned subsidiary) - United Kingdom trademarks:

Periostat®, Nephrostat®, Optistat®, Xerostat®, IMPACS®, Dentaplex®, Restoraderm®, Periocycline®, Periostatus® and Periostat-MR®.

CollaGenex International, Ltd. - European Community and United Kingdom trademarks:

CollaGenex®, PS20®, Dermastat®, Periostan®, Periostat-SR®, “C” Logo® and “The Whole Mouth Treatment” Logo®.

CollaGenex International, Ltd. - European Community Trademarks:

Periocycline™, Restoraderm™, and Periostat-MR™.

Marks listed herein may additionally be registered in jurisdictions not specified in the above list. All other trade names, trademarks or service marks appearing in this Quarterly Report are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(amounts in thousands unaudited, except share data)

	March 31, 2005	December 31, 2004
Assets
Current assets:

Cash and cash equivalents	$15,951	$11,889
Short-term investments	20,284	26,756
Accounts receivable, net of allowances of $478 and $483 at March 31, 2005 and December 31, 2004, respectively	7,530	6,983
Inventories	1,575	2,692
Prepaid expenses and other current assets	2,402	2,096

Total current assets	47,742	50,416

Equipment and leasehold improvements, net	589	498
Acquired product rights, net	1,018	1,164
Other assets	43	43

Total assets	$49,392	$52,121

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$4,660	$4,105
Accrued expenses	5,453	5,797
Preferred dividends payable	—	800

Total current liabilities	10,113	10,702

Deferred revenue and other non-current liabilities	113	204

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at March 31, 2005 and December 31, 2004 (liquidation value of $20,800); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at March 31, 2005 and December 31, 2004	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 14,410,677 and 14,385,877 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	144	144
Additional paid-in capital	106,042	106,016
Accumulated other comprehensive loss	(38)	(21)
Accumulated deficit	(66,984)	(64,926)

Stockholders’ equity	39,166	41,215

Total liabilities and stockholders’ equity	$49,392	$52,121

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net product sales	$11,836	$13,328
Contract revenues	39	60
License revenues	160	18

Total revenues	12,035	13,406

Operating expenses:
Cost of product sales (note 3)	2,465	2,001
Research and development	4,094	1,389
Selling, general and administrative — other	7,746	8,119
Selling, general and administrative – legal settlement (note 6)	—	2,000

Total operating expenses	14,305	13,509

Operating loss	(2,270)	(103)
Other income (expense):
Interest income	212	72
Other, net	—	(3)

Net loss	(2,058)	(34)
Preferred stock dividends	400	400

Net loss allocable to common stockholders	$(2,458)	$(434)

Basic and diluted net loss per share allocable to common stockholders	$(0.17)	$(0.03)

Weighted average shares used in computing basic and diluted per share amounts:	14,404,677	13,970,730

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,058)	$(34)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory (note 3)	844	—
Depreciation and amortization expense	212	249
Accounts receivable provisions	(5)	40
Changes in operating assets and liabilities:
Accounts receivable	(542)	(1,500)
Inventories	273	(39)
Prepaid expenses and other assets	(306)	(774)
Accounts payable	555	666
Accrued expenses	(194)	47
Deferred revenue and other non-current liabilities	(91)	(8)

Net cash used in operating activities	(1,312)	(1,353)

Cash flows from investing activities:
Capital expenditures	(157)	(149)
Purchase of in-process research and development	(150)	—
Purchases of short-term investments	(6,168)	—
Sales of short-term investments	12,623	—

Net cash provided by (used in) investing activities	6,148	(149)

Cash flows from financing activities:
Net proceeds from issuance of common stock	26	800
Payment of preferred dividends	(800)	(800)

Net cash used in financing activities	(774)	—

Net increase (decrease) in cash and cash equivalents	4,062	(1,502)

Cash and cash equivalents at beginning of period	11,889	32,670

Cash and cash equivalents at end of period	$15,951	$31,168

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(dollars in thousands, except per share data)

(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by CollaGenex Pharmaceuticals, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2004 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company recognizes product sales revenue upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees (if applicable), provided that collection is determined to be probable and no significant obligations remain.

The Company’s estimates for Periostat® returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. If a generic version of Periostat, other than United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual’s”) branded version, were to be launched, the Company might not be able to estimate Periostat returns under Statement of Financial Accounting Standards

(SFAS) No. 48, “Revenue Recognition when Right of Return Exists”, and accordingly would have to defer certain previously recognized Periostat revenues and recognize them only when prescriptions for Periostat were filled.

If a generic version of Periostat, other than Mutual’s branded version, were to be launched, the Company would be required to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers, up to a maximum amount based in part on certain inventory levels. The Company will also be required to pay rebates or provide credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay. Since the final selling price of the inventory subject to rebates would be neither fixed nor determinable, in accordance with Staff Accounting Bulletin No. 104, the Company would defer the recognition of revenue on the sale of such inventory until its final selling price becomes fixed and determinable. If a generic product, other than Mutual’s branded version of Periostat, had been launched on March 31, 2005, the Company would have deferred approximately $3,000 in net product sales recorded during the three months ended March 31, 2005 until such time as the final selling price became fixed and determinable.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees” and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan and liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than January 1, 2006. We expect the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption and we have not determined whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 1 to these condensed consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, extensive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently in the process of evaluating the impact SFAS No. 151 will have on the results of operations and financial position of the Company.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. The Company’s short-term investments are primarily composed of commercial paper and government notes. At March 31, 2005, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of equity. The gross unrealized loss on short-term investments was $38 at March 31, 2005.

Stock-Based Compensation

SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee and director compensation plans at fair value. Accordingly, the Company has elected to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the market price of the Company’s common stock at the date both the number of shares and price per share are known (measurement date) over the exercise price. Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with nonemployees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair-value-basis in accordance with SFAS No. 123 and related interpretations.

As set forth below, the pro forma disclosures of net loss allocable to common stockholders and net loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting had been adopted:

	Three Months Ended March 31,
	2005	2004
Net loss allocable to common stockholders – as reported:	$(2,458)	$(434)

Less: Stock-based employee compensation under fair-value-based method	(811)	(1,025)

Pro forma	$(3,269)	$(1,459)

Basic and diluted net loss per share allocable to common stockholders:

As reported	$(0.17)	$(0.03)

Pro forma	$(0.23)	$(0.10)

Note 2 — Customer and Product Concentrations

The majority of the Company’s revenue is derived from a small number of wholesale drug distributors and Mutual. For the three months ended March 31, 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 30%, 29%, 12% and 25%, respectively, of the Company’s aggregate net product sales. For the three months ended March 31, 2004, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource Bergen Corporation, represented approximately 39%, 41% and 16% of the Company’s aggregate net product sales.

During the three months ended March 31, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 87% of the Company’s total net revenues. During the three months ended March 31, 2004, Periostat accounted for approximately 89% of the Company’s total net revenues.

Note 3 — Inventories

Inventories at March 31, 2005 and December 31, 2004 consist of the following:

	2005	2004
Raw materials	$395	$395
Work-in-process	—	394
Finished goods	1,180	1,903

	$1,575	$2,692

During the three months ended March 31, 2005, the Company recorded a charge of $844 for excess inventory related to its inventories of product intended for Mutual because the Company expects a third-party generic manufacturer will launch a competing product and in such circumstances Mutual is not obligated to buy product from the Company. The charge for this write-down of excess inventory is reflected in cost of goods sold for the three months ended March 31, 2005.

Note 4 — Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend its revolving credit facility. The amended credit facility expires on May 31, 2006. Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of March 31, 2005, the Company had no borrowings or letters of credit outstanding.

Note 5 — License Revenue

The Company recorded $160 and $18 in licensing revenues for the three months ended March 31, 2005 and March 31, 2004, respectively. During the three months ended March 31, 2005, $132 of license revenues was recorded to reflect the elimination of any continuing involvement related to the upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd. which was terminated in March 2005.

Note 6 — Legal Settlements and Proceedings

On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual. In the settlement, Mutual agreed and confessed to judgment that the Company’s Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual had submitted its Abbreviated New Drug Application, or ANDA. The Company paid to Mutual $2,000, which represented a portion of the anticipated fees and expenses that the Company will save as a result of the settlement of the pending actions with Mutual. This charge was recorded during the three month period ended March 31, 2004.

In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat. The Company is the sole supplier of this product to Mutual, subject to certain conditions. The product will be sold to Mutual at prices below the Company’s average manufacturer’s price for Periostat through May 15, 2007 or the earlier termination of such supply arrangements. Early termination may occur under certain circumstances, including the successful entry of a third party generic competitor to Periostat. Pursuant to the Company’s License and Supply Agreement with Mutual, the Company has agreed to provide price adjustments to Mutual if a generic version of Periostat becomes available on the market at a price lower than the selling price of Mutual’s branded version of Periostat. In such circumstances, based on in part on certain inventory levels and up to a maximum amount, the Company has agreed to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers. The Company would also be required to pay rebates or provide credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay.

In June 2003, the Company commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat (the “FDA Litigation”). On July 23, 2003, the United States District Court for the District of Columbia issued that injunction. On August 19, 2004 and September 10, 2004, respectively, IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) intervened in the case, and moved to dissolve the injunction. The Company successfully opposed the dissolution of the injunction following a hearing on November 18, 2004, and the injunction remained in place throughout 2004. On January 20, 2005, however, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction prohibiting the FDA from approving any ANDAs submitted for any generic version of Periostat. The Company has lodged an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York. In its complaint, the Company alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee. The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company is seeking an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The Company’s injunction motion was considered at a full hearing before a Magistrate Judge on January 31, 2005. On March 16, 2005, the Magistrate Judge issued a report recommending denial of the motion. The Company has filed objections to the recommendation. The presiding Judge has not yet decided whether to adopt, amend or reject the recommendation.

Note 7 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York (“SUNY”) covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat. The Company anticipates that its future legal costs in these matters relating to patent infringement and defense will be reimbursed by SUNY pursuant to its Technology License Agreement with SUNY to the extent that these legal expenses do not exceed royalties earned by SUNY during that period. During the three months ended March 31, 2005, the Company incurred $847 in legal defense, litigation and settlement costs, $537 of which was deducted from royalties payable to SUNY during the three months ended March 31, 2005. In the event such cumulative legal costs exceed the amount of the royalties payable to SUNY, the Company will not be able to recover such legal costs from SUNY. The cumulative legal patent defense, litigation and settlement costs incurred to date exceed the amount of the royalties payable to SUNY, earned during the litigation period, as of March 31, 2005 by $4,249. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Note 8 — Sales Force Restructuring

On April 22, 2004, the Company announced the restructuring of the Company’s pharmaceutical sales organization into dedicated dental and dermatology sales forces. The restructuring was intended to increase the Company’s sales focus on high-prescribing dentists and dermatologists while reducing the Company’s cost base. The Company incurred a $348 restructuring charge during the year ended December 31, 2004. As of March 31, 2005, approximately $25 of these costs had not been paid by the Company. As of March 31, 2005 the Company could not determine when such costs will be paid.

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

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dental and dermatology markets. We currently market four pharmaceutical products to the dental market through our professional dental sales force, and we market one prescription product to the dermatology market through our professional dermatology sales force. Our dental products all treat periodontal disease and include Periostat®, as well as Atridox®, Atrisorb FreeFlow® and Atrisorb-D® (the “Atrix Products”). We developed and launched Periostat in late 1998 and licensed the Atrix Products from Atrix Laboratories, Inc. (now known as QLT USA, Inc.) in August 2001. Our marketed dermatology product is Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002. We also sell a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) pursuant to a License and Supply Agreement with Mutual executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. Mutual distributes this product through the major U.S. drug wholesalers and retailers.

In addition to our marketed products, we have a pipeline of products in clinical and pre-clinical development. These products are based on our two proprietary platform technologies, IMPACs™ and Restoraderm™. IMPACs (Inhibitors of Multiple Proteases and Cytokines) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat is our first FDA-approved IMPACs product. Periostat-MR™ is a once-a-day, modified-release formulation of Periostat currently in a Phase III clinical trial for the treatment of adult periodontitis. Oracea™, which has the same active ingredient and modified delivery as Periostat-MR, is in two Phase III clinical trials for the treatment of rosacea, a dermatological condition. Col-3, a second generation IMPACs compound, has completed a Phase II clinical trial for the treatment of HIV-related Kaposi’s sarcoma and a Phase II proof-of-concept clinical trial for the treatment of rosacea. A Phase II proof-of-concept clinical trial to evaluate Col-3 for the treatment of acne is expected to commence during the second quarter of 2005.

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

In April 2004, we entered into a License and Supply Agreement as part of a settlement of all outstanding litigation with Mutual relating to our patents for Periostat. In the settlement, Mutual agreed and confessed to judgment that our Periostat patents are valid and would be infringed by Mutual’s Abbreviated New Drug Application (“ANDA”) for a generic form of Periostat. Under the License and Supply Agreement, Mutual received a license to sell a branded version of Periostat. We are the sole supplier of this product to Mutual, subject to certain conditions. The product is and will be sold to Mutual at prices below our average manufacturer’s price for Periostat through May 15, 2007 or the earlier termination of such supply arrangements. Early termination may occur under certain circumstances, including the successful entry of a third party generic competitor to Periostat. We also agreed to provide price adjustment payments to Mutual if a generic version of Periostat, other than Mutual’s branded version, becomes available on the market at a price lower than the selling price of Mutual’s branded version of Periostat.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. We recorded our first profit in the third quarter of 2002. Although we earned net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we incurred a net loss of $2.1 million during the three months ended March 31, 2005 and we have an accumulated deficit of $67.0 million at March 31, 2005.

Significant Recent Developments

On October 1, 2004, we filed a complaint for patent infringement against IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We are seeking an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. Our injunction motion was considered at a full hearing before a Magistrate Judge on January 31, 2005. On March 16, 2005, the Magistrate Judge issued a report recommending denial of the motion. We have filed objections to the recommendation.

Although the Presiding Judge has not yet decided whether to adopt, amend or reject the recommendation, it is probable that our motion will be denied. We have developed contingency plans that will affect the structure of our business based on the probability that a generic form of Periostat will be approved by the FDA and launched in the near future. We do not know when, or if, such approvals will be granted since FDA product approval processes are confidential. We will execute our contingency plans to respond to events as they occur.

During the first quarter of 2005 we recorded a charge of $844,000 for excess inventory related to excess quantities of our inventories of product intended for Mutual since Mutual will no longer be required to buy product from us following a launch by a third-party generic manufacturer.

If a generic version of Periostat, other than Mutual’s branded version, becomes available, we would be required to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers, up to a maximum amount based in part on certain inventory levels. We will also be required to pay rebates or provide credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay. Since the final selling price of the inventory subject to rebates would be neither fixed nor determinable, in accordance with Staff Accounting Bulletin No. 104, we would defer the recognition of revenue on the sale of such inventory until its final selling price becomes fixed and determinable. If a generic product, other than Mutual’s branded version of Periostat, had been launched on March 31, 2005, we would have deferred approximately $3.0 million in net product sales recorded during the three months ended March 31, 2005 until such time as the final selling price became fixed and determinable.

If a generic version of Periostat, other than Mutual’s branded version, were to be launched, we also might not be able to estimate Periostat returns under Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists”, and accordingly would have to defer certain previously recognized Periostat revenues and recognize them only when prescriptions for Periostat were filled.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Revenues (dollars in thousands)	2005	Change	2004
Net Product Sales	$11,836	(11.2)%	$13,328
Contract Revenues	39	(35.0)%	60
License Revenues	160	788.9%	18

Total	$12,035	(10.2)%	$13,406

During the first quarter of 2005, net product sales included net sales of Periostat, Mutual’s branded version of Periostat, the Atrix Products and Pandel. During the first quarter of 2004, net product sales included net sales of Periostat, the Atrix Products and Pandel. During the three months ended March 31, 2005, prescriptions filled by Mutual’s branded version of Periostat represented approximately 47.9% of total combined prescriptions for Periostat and Mutual’s branded version of Periostat.

The decline in net product sales for the first quarter of 2005 compared to the first quarter of 2004 resulted from our efforts to reduce and minimize inventory levels in 2005 at our customers following the recommendation of the Magistrate Judge that our motion requesting a preliminary injunction to prevent the launch of generic forms of Periostat by IVAX and CorePharma be denied. The prescriptions filled with either Periostat or Mutual’s branded version of Periostat were approximately the same during both quarters. We estimate that the weighted average weeks of sales of inventories held by our wholesale customers and Mutual declined by approximately 2 weeks of sales during the first quarter of 2005 and was less than 2 weeks as of March 31, 2005.

While no generic form of Periostat has been approved by the FDA, we believe it is probable that such an approval will occur and at least one generic form of Periostat will be launched in the near future. When this occurs, we expect our sales of Periostat and Mutual’s branded version of Periostat to decline significantly. In addition, as described in the Critical Accounting Policies and Estimates below, we will also change our revenue recognition policies for the sale of Periostat and Mutual’s branded version of Periostat, which will affect the timing of our revenue recognition.

Contract revenues for the three months ended March 31, 2005 decreased 35% to $39,000 from $60,000 during the three months ended March 31, 2004. The 2005 and 2004 contract revenues consisted of residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx®.

We recorded $160,000 and $18,000 in licensing revenues for the three months ended March 31, 2005 and March 31, 2004, respectively. During the three months ended March 31, 2005, $132,000 of license revenue was recorded to reflect the elimination of any continuing involvement related to the upfront license revenue, received in 2000, from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd. which was terminated in March 2005. The remaining $28,000 recorded during the first quarter of 2005 and the $18,000 in licensing revenue recorded during the first quarter of 2004 reflect royalty income and the annual amortization of deferred up-front license fees that are being recognized over the expected performance periods of the license agreements.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2005	Change	2004
Cost of Product Sales	$2,465	23.2%	$2,001
Percent of Net Product Sales	20.8%	N/A	15.0%

Cost of product sales includes product packaging, third-party royalties, amortization of product licensing fees, and the costs associated with manufacturing, the acquisition of manufactured product, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products.

Cost of product sales were approximately $2.5 million, or 20.8% of net product sales during the three months ended March 31, 2005, compared to approximately $2.0 million, or 15.0% of net product sales during the three months ended March 31, 2004. For the first quarter of 2005, cost of product sales included an excess inventory charge of $844,000 relating to the value of certain Mutual product inventories. If a generic product is launched by a third party, Mutual will no longer be required to buy its branded version of Periostat from us, and this charge reflects our current estimate of our potential excess inventories of Mutual product.

Research and Development

Research and Development (dollars in thousands)	2005	Change	2004
Research and development	$4,094	194.7%	$1,389

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis, report writing and regulatory compliance costs.

Research and development expenses increased $2.7 million, or 194.7%, to approximately $4.1 million during the three months ended March 31, 2005 from approximately $1.4 million during the three months ended March 31, 2004.

Development projects conducted during the three months ended March 31, 2005 included:

•	our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $1.8 million;

•	our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $886,000;

•	our clinical and manufacturing development work for COL-3, a second generation IMPACs compound, totaling $491,000; and

•	stability testing and formulation costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $250,000.

Personnel and direct internal overhead expenses, including consulting, regulatory fees and other miscellaneous expenses, incurred during the three months ended March 31, 2005 were approximately $666,000. We estimate that if Periostat-MR, Oracea and our Restoraderm acne and psoriasis products are developed to the point of market launch, the additional formulation and clinical development expenses and milestones fees would be approximately $24.0 million. It is premature to estimate the future development costs relating to Col-3.

Development projects conducted during the three months ended March 31, 2004 included:

•	our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $319,000; and

•	a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for total costs of approximately $397,000.

Personnel and direct internal overhead expenses, including consulting, regulatory fees and other miscellaneous expenses, incurred during the three months ended March 31, 2004 were approximately $673,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2005	Change	2004
Selling, General and Administrative – other	$7,746	(4.6)%	$8,119
Selling, General and Administrative – legal settlement	—	N/A	2,000

Subtotal	$7,746	(23.5)%	$10,119

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Selling, general and administrative – other expenses decreased 4.6% to approximately $7.7 million during the three months ended March 31, 2005 from approximately $8.1 million during the three months ended March 31, 2004. The decrease in selling, general and administrative – other expenses during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily due to reduced direct selling expenses of approximately $700,000, as a result of our April 2004 strategic sales force realignment, partially offset by approximately $311,000 in higher patent litigation costs that could not be offset by royalties earned by the Research Foundation of the State University of New York (“SUNY”) during the three months ended March 31, 2005.

Significant components of selling, general and administrative – other expenses incurred during the three months ended March 31, 2005 included approximately $3.8 million in direct selling and sales training expenses, approximately $1.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $2.0 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative - other expenses incurred during the three months ended March 31, 2004 included $4.5 million in direct selling and sales training expenses, $2.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and $1.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities.

Selling, general and administrative – legal settlement consisted of $2.0 million during the three months ended March 31, 2004 that resulted from the accrual for a one-time payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2005	Change	2004
Interest income	$212	194.4%	$72

Interest income increased to $212,000 for the three months ended March 31, 2005 compared to $72,000 for the three months ended March 31, 2004. This increase was due to higher investment yields and higher average investment balances in 2005.

Preferred Stock Dividend

Preferred stock dividends included in the net loss allocable to common stockholders were $400,000 during the three months ended March 31, 2005 and March 31, 2004. Such preferred stock dividends are accrued quarterly, paid in cash bi-annually and result from our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Liquidity and Capital Resources

Cash Requirements/Sources and Uses of Cash

We require cash to fund our operating expenses, capital expenditures and dividend payments on our outstanding Series D preferred stock. We have historically funded our cash requirements primarily through the following:

•	Public offerings and private placements of our preferred and common stock;

•	Cash from operations; and

•	Exercise of stock options and warrants.

We believe that other key factors that could affect our internal and external sources of cash are:

•	The presence of generic competition, which will be influenced by the FDA generic product approval process and the final outcome and consequences of our litigation with IVAX and CorePharma;

•	The effect of our arrangement with Mutual, including product payment terms and potential retroactive price adjustments;

•	Revenues and profits from sales of Periostat, Mutual’s branded version of Periostat and other products and contracted services;

•	The success of our dermatology franchise;

•	The success of our pre-clinical, clinical and development programs;

•	Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank; and

•	The receptivity of the capital markets to our future financings.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to us is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of March 31, 2005, we had no outstanding borrowings or letters of credit.

At March 31, 2005, we had cash, cash equivalents and short-term investments of approximately $36.2 million, a decrease of $2.4 million compared to the approximately $38.6 million balance at December 31, 2004. This decrease is primarily attributable to our operating loss during the first quarter of 2005 and the payment terms of our sales to Mutual. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper and money market funds. Our working capital at March 31, 2005 was $37.6 million compared to $39.7 million at December 31, 2004. During the three months ended March 31, 2005, we invested approximately $157,000 in capital expenditures, paid $800,000 in cash dividends to the holders of our Series D preferred stock and liquidated approximately $6.4 million of short-term investments.

Cash Flows/Cash Management

The principal use of cash in operating activities in the three months ended March 31, 2005 was the payment of operating expenses and related working capital liabilities. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the three months ended March 31, 2005 consisted primarily of purchases and sales of short-term investments.

Financing activities during the three months ended March 31, 2005 consisted primarily of the payment of preferred dividends to our Series D preferred stockholders.

We anticipate that if one or more generic versions of Periostat are approved and marketed in 2005, the cash generated from sales of Periostat and Mutual’s branded version of Periostat would decrease significantly. We have made contingency plans in the event of such approvals and believe that we could reorganize and refocus our business such that projected sales of our marketed products combined with our working capital at March 31, 2005, will be sufficient to fund our operations, capital expenditures and preferred stock dividend requirements for at least the next twelve months. At this time, however, we cannot accurately predict the effect of certain developments on future product sales, such as our arrangement with Mutual, the manner of generic competition, the effectiveness of our sales and marketing efforts and the outcome of our research and development to demonstrate the utility of our pipeline products in indications beyond those already included in the FDA approved label. As part of the refocus of our business which we anticipate will include the filing of a New Drug Application for Oracea, we expect to increase our annual investment in research and development during 2005 as compared to 2004.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D preferred stock, operating leases for our office space and contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products we are currently detailing. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2004 have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock compensation, asset impairment and deferred taxes.

Revenue Recognition

We recognize product sales revenue upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees (if applicable), provided that collection is determined to be probable and no significant obligations remain.

Our estimates for Periostat returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. If a generic version of Periostat, other than Mutual’s branded version, were to be launched, we might not be able to estimate Periostat returns under SFAS No. 48, “Revenue Recognition when Right of Return Exists”, and accordingly would have to defer certain previously recognized Periostat revenues and recognize them only when prescriptions for Periostat were filled.

If a generic version of Periostat, other than Mutual’s branded version, were to be launched, we would be required to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers, up to a maximum amount based in part on certain inventory levels. We will also be required to pay rebates or provide credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay. Since the final selling price of the inventory subject to rebates would be neither fixed nor determinable, in accordance with Staff Accounting Bulletin No. 104, we would defer the recognition of revenue on the sale of such inventory until its final selling price becomes fixed and determinable. If a generic product, other than Mutual’s branded version of Periostat, had been launched on March 31, 2005, we would have deferred approximately $3.0 million in net product sales recorded during the three months ended March 31, 2005 until such time as the final selling price became fixed and determinable.

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

Stock-Based Compensation

It is our policy to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option grants rather than Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the market value of the underlying stock exceeds the exercise price of the option at the date of grant and is recognized on a straight-line basis over the vesting period. Had we applied SFAS No. 123, which requires recording stock option grants at their fair value, our net income (loss) would have varied from the reported net income (loss) as we would have recorded additional expenses in each period. See Note 1 to our Condensed Consolidated Financial Statements for the pro forma effect of applying SFAS No. 123 to our results of operations and earnings per share allocable to common stockholders.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. While the Company has been profitable for the past two years, uncertainty regarding the outcome of patent litigation has prevented the Company from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our consolidated balance sheet.

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

Excess Inventory

We record a reserve for obsolete, excess and slow-moving inventory. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand for our product and the impact of generic alternatives if they should become available. During the three months ended March 31, 2005, we recorded a charge of $844,000 for excess inventory related to our inventories of product intended for Mutual because we expect a third-party generic manufacturer will launch a competing product and in such circumstances Mutual is not obligated to buy product from us.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Additional Risks That May Affect Results

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and the outcome and consequences of our patent litigation with IVAX and CorePharma. Forward-looking statements may be identified by the use of forward-looking terminology such as “believes,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

We rely on sales of Periostat and Mutual’s branded version of Periostat for most of our revenue. During the three months ended March 31, 2005 and each of the years ended December 31, 2004, 2003 and 2002, Periostat and Mutual’s branded version of Periostat (with respect to the three months ended March 31, 2005 and the year ended December 31, 2004), accounted for approximately 87%, 88%, 82% and 82% of our total net revenues, respectively.

Our revenue and profitability in the near future will depend on our ability to market and sell Periostat and Mutual’s branded version of Periostat, and our ability to enforce our patents. We continue to prosecute patent litigation with IVAX and CorePharma and currently are awaiting the Court’s decision on our motion for a Temporary Restraining Order and for Preliminary Injunctive relief in that case. In light of the recommendation issued by the Magistrate Judge issued on March 16, 2005, we believe that it is probable that our motion will be denied, and that IVAX and CorePharma, as well as any other generic manufacturer, will be free to launch their products “at risk”, as soon as they obtain approval from the FDA, and probably before the conclusion of the litigation.

If one or more generic versions of Periostat are approved and marketed in 2005, our revenues and margins from Periostat and Mutual’s branded version of Periostat would decrease significantly. As a consequence, we would be forced to reduce our reliance on Periostat and our resources devoted to Periostat and the dental business generally. In addition, we would have to reduce headcount and certain research and development activities would be delayed, interrupted or discontinued. We may also experience difficulty in managing our cash and in raising additional capital which may not be available to us on acceptable terms, or at all. As result, our business, financial condition, cash flows and results of operations would be materially adversely affected.

If a Generic Version of Periostat, Other Than Mutual’s Branded Version, Becomes Available on the Market, We will Likely Have to Pay Substantial Rebates or Provide Credits to Mutual, and Mutual, if granted ANDA approval, will be Permitted to Manufacture its Own Generic Version of Periostat.

If at any time a generic version of Periostat, other than Mutual’s branded version, becomes available on the market at a price lower than the selling price of Mutual’s branded version of Periostat, the value of the branded product then in Mutual’s or its customers’ inventory will decrease. Under our License and Supply Agreement with Mutual, if the generic product remains on the market for a specific period of time, we would have to provide credit to Mutual to offset such devaluations in Mutual’s or its customers’ inventory.

Specifically, based in part on certain inventory levels and up to a maximum amount, we have agreed to pay rebates or provide credits to Mutual to offset rebates and similar retroactive price adjustments requested by, and actually provided by Mutual to its customers. We will also be required to pay rebates or provide credits to Mutual to reduce the cost of a certain number of bottles of the branded version of Periostat in Mutual’s inventory through a predetermined formula, reflecting the lower price which Mutual’s customers would be willing to pay, based on the estimated number of bottles in Mutual’s inventory and the inventory of Mutual’s customers.

Furthermore, upon a material default by us or a breach of our obligations under our agreement with Mutual or if a generic version of Periostat is shipped by a third-party generic competitor and remains available for sale for a certain period of time, Mutual would be entitled to manufacture and sell its own generic version of Periostat under Mutual’s ANDA, if it were to be approved by the FDA. If Mutual manufactures and sells its own generic version of Periostat under its ANDA, Mutual will be entitled to sell its generic product to the market, including to our Periostat customers, and we will not receive any fees, royalties or other revenues from these sales. If Mutual manufactures and sells its own generic version of Periostat, our revenues could decline significantly and our business will be materially harmed.

We Cannot Assure You that Our Clinical Trials will be Completed in a Timely Manner or will Meet Agreed Upon End-Points.

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

Our ongoing clinical trials for Periostat-MR and Oracea are currently fully enrolled. We also may commence additional clinical trials in the future. Although we have not to date experienced any significant delays in enrolling Phase III clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

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

Our Products, and Our Products Under Development, are Subject to Extensive Regulation by the FDA.

Drugs and medical devices generally require approval or clearance from the FDA before they can be marketed in the United States. Periostat and Mutual’s branded version of Periostat, Pandel and Atridox have been approved by the FDA as drugs. Atrisorb FreeFlow and Atrisorb-D have been cleared by the FDA as medical devices. Our drug products under development, however, will have to be approved by the FDA before they can be marketed in the United States. Also, we cannot market our approved products for new indications unless the FDA approves the product for that indication. We have significant new products under development in the dermatology area. If the FDA does not approve these products under development, or delays or withholds approval for additional indications for marketed products, our ability to execute on our strategies according to plan would be severely hampered, and our financial condition could be materially adversely affected.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We rely on independent clinical investigators, contract research organizations and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, protocols for the trial and applicable regulatory requirements. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not, however, complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. Furthermore the data that they generate may not be accurate or may, in extreme cases, be fraudulent.

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

We Cannot Assure You that Our Pursuit of Business in the Dermatology Market will be Successful.

We continue to implement our plans to expand into the dermatology market. We expect to complete and announce the preliminary results of two double-blinded, placebo-controlled Phase III clinical trials to evaluate the safety and efficacy of Oracea to treat rosacea, and we continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market.

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

Our Current Competitive Position in the Dental Marketplace Depends on Successfully Enforcing and Defending Our Periostat Patents.

On October 1, 2004, we filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We have filed a motion seeking an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. In light of the recommendation issued by the Magistrate Judge on March 16, 2005, we believe that it is probable that our motion will be denied, and that IVAX and CorePharma, as well as any other generic manufacturer, will be free to launch their products “at risk”, as soon as they obtain approval from the FDA, and probably before the conclusion of the litigation. In the event one or more generic versions of Periostat enter the market before final adjudication of the patent infringement claims, our sole remedy would be to seek damages from those that manufactured or sold infringing products. We cannot predict how this case will be decided.

As part of our strategy to maintain enforceability and strengthen our Periostat patents, in 2003, we filed requests for reexamination of the Periostat patents in the United States Patent and Trademark Office (the “USPTO”). As a result of the reexamination process, the USPTO has provided notification that it intends to issue a Reexamination Certificate confirming the patentability of certain amended claims of the RE 34,656 patent which we believe cover the use of Periostat. We can, however, give no assurances that the validity of this patent, or any of our patents, will be upheld in litigation. If a patent were found invalid, this would limit our right to exclude others from our markets, and may mean that we will face increased competition in the United States and in foreign countries. Specifically, if the RE 34,656 patent is found invalid, or determined not to cover generic versions of Periostat, competitors such as IVAX and CorePharma would be free to introduce generic versions of Periostat in the marketplace. We would not be able to maintain profitability during 2005 if a generic equivalent of Periostat were to be launched into the market. As a result, our business, financial condition, cash flows and results of operations would be materially adversely affected, we would have to reduce our headcount and our research and development activities would be delayed, interrupted or discontinued. We may also experience difficulty in managing our cash and in raising additional capital which may not be available to us on acceptable terms, or at all.

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

We Depend Upon Certain Key Relationships to Generate Much of the Technology Required to Maintain Our Competitive Position in the Marketplace.

Our IMPACs technology is licensed from SUNY (the “SUNY License”), and other academic and research institutions collaborating with SUNY. Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a single supplier, Hovione International Limited, or Hovione, for doxycycline, the active ingredient in Periostat and Mutual’s branded version of Periostat. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with current good manufacturing practices, or cGMP, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Periostat and Mutual’s branded version of Periostat.

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

A Small Number of Wholesale Customers and Mutual, Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns or Business Model, Could Result in Reduced Sales and/or Higher Costs, Thereby Adversely Affecting Our Operating Results.

The majority of our sales are to a small number of wholesale drug distributors and Mutual. For the three months ended March 31, 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 30%, 29%, 12% and 25%, respectively, of our aggregate net product sales. For the year ended December 31, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 33%, 29%, 19% and 14%, respectively, of our aggregate net product sales. Our small number of customers, consolidation in the pharmaceutical wholesale industry or financial difficulties of these customers could result in situations which could temporarily increase returns of our products from our wholesalers or, as a result of wholesalers and Mutual reducing their respective inventory levels, delay the purchase of our products. In addition, wholesalers and Mutual may increase purchase levels in anticipation of future price increases. This may cause an unexpected increase in the level of trade inventories normally maintained by wholesalers.

Historically in the pharmaceutical industry, wholesalers have been speculative in their purchasing practices in anticipation of product price increases. To manage this process, we executed Inventory Management Agreements or Distribution Service Agreements with our major wholesale customers. Under these agreements the wholesalers have provided us with weekly retail demand information and current stocking levels for our products; additionally, they have agreed to manage the variability of their purchases within specified limits. In return, we have given the wholesalers the right to purchase a specific amount of inventory from us at the sales price in effect immediately prior to announced price increases or a fee for service as a percentage of sales.

We have executed agreements with certain of our wholesaler customers concerning the terms of our future relationship. We cannot predict what the effect of any new relationship may be on our costs or our ability to manage trade inventory levels of Periostat and the branded version of Periostat exclusively marketed to Mutual. If trade inventory levels of Periostat and the branded version of Periostat become too high, or if prescription growth of Periostat and the branded version of Periostat, is lower than expected by the trade, wholesalers, large retail chains and Mutual could reduce their orders from us. This could result in reduced sales of Periostat and the branded version of Periostat, and adversely affect our quarterly operating results. Similarly, if the future fees charged by our wholesaler customers under fee-based arrangements are significantly higher than the margins they achieved under our past arrangements, this could adversely affect our profitability and our operating results.

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

Our insurer has also notified us that our general product liability policy will not cover claims arising from our past sales of Vioxx, to the extent such claims are made after December 31, 2004. This does not affect our rights under the Co-Promotion Agreement with Merck, which provides for indemnification of us by Merck against any claims arising from manufacturing or design defects in the Vioxx product or for which we, as the seller of the product, may be strictly liable as a seller of an inherently dangerous product.

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

In December 2004, the Financial Accounting Standards Board issued “Share-Based Payment” (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant-date fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies may use different valuation models that may involve extensive and complex analysis. Statement 123(R) will be effective for us no later than January 1, 2006, which is the first day of our 2006 fiscal year. We are in the process of reviewing Statement 123(R) to determine which model is more appropriate for us. While we continue to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations, we currently expect that our adoption of Statement 123(R) will adversely affect our operating results to some extent in future periods.

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

The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning April 1, 2002 through March 31, 2005, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
June 30, 2002	$11.65	$5.75
September 30, 2002	$7.34	$4.70
December 31, 2002	$9.74	$4.61

March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90

March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37

March 31, 2005	$7.52	$4.50

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at March 31, 2005 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at March 31, 2005. Our short-term investments in commercial paper and government notes are carried at fair value.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On October 1, 2004, we filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We are seeking an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. Our motion was considered and discussed during a telephone conference with the United States District Court for the Eastern District of New York on January 21, 2005. Our injunction motion was considered at a full hearing before a Magistrate Judge on January 31, 2005. On March 16, 2005, the Magistrate Judge issued a report recommending denial of the motion. The Company has filed objections to the recommendation. The presiding Judge has not yet decided whether to adopt, amend or reject the recommendation.

In addition, on November 19, 2004, we submitted a Petition for Stay of Action to the FDA asking it to refuse to approve any ANDA covering a generic version of Periostat, submitted by IVAX, CorePharma or any other party unless the bioequivalence study or studies in the ANDA reflect an adequate number of female patients.

Item 6. Exhibits.

10.1†	Distribution Services Agreement dated as of April 1, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Cardinal Health.

10.2†	Core Distribution Agreement dated as of April 19, 2005 by and between CollaGenex Pharmaceuticals, Inc. and McKesson Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: May 5, 2005	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2005	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal Financial and Accounting Officer)