Form 10-Q
period 2005-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2005-08-09
CIK 1012270

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes:	No:

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2005:

Class	Number of Shares

Common Stock $.01 par value	14,436,142

Back to Cover

COLLAGENEX PHARMACEUTICALS, INC.

CollaGenex Pharmaceuticals, Inc. - United States trademarks:
Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra™, Periostat-MR™ and Oracea™.
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

- i -

Back to Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

Back to Contents

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(dollars in thousands, except share data)

	June 30, 2005	December 31, 2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,971	$11,889
Short-term investments	19,761	26,756
Accounts receivable, net of allowances of $585 and $483 at June 30, 2005 and December 31, 2004, respectively	5,791	6,983
Inventories	875	2,692
Prepaid expenses and other current assets	1,898	2,096

Total current assets	44,296	50,416
Equipment and leasehold improvements, net	427	498
Acquired product rights, net	871	1,164
Other assets	43	43

Total assets	$45,637	$52,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,656	$4,317
Accrued expenses	8,105	5,585
Preferred stock dividend	—	800

Total current liabilities	11,761	10,702

Other long-term liabilities	106	204

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at June 30, 2005 and December 31, 2004 (liquidation value of $20,827 and $20,800 respectively); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at June 30, 2005 and December 31, 2004	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 14,416,642 and 14,385,877 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	144	144
Additional paid-in capital	106,052	106,016
Accumulated other comprehensive loss	(29)	(21)
Accumulated deficit	(72,399)	(64,926)

Total stockholders’ equity	33,770	41,215

Total liabilities and stockholders’ equity	$45,637	$52,121

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2005 and 2004
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,

	2005	2004

Revenues:
Net product sales	$6,872	$14,372
Contract and license revenues	45	73

Total revenues	6,917	14,445

Operating expenses:
Cost of product sales (note 3)	1,701	2,052
Research and development	3,200	2,457
Selling, general and administrative – other	6,510	7,530
Selling, general and administrative – restructuring (note 8)	1,184	480

Total operating expenses	12,595	12,519

Operating (loss) income	(5,678)	1,926
Other income (expense):
Interest income	264	69
Other (expense) income	(1)	3

Net (loss) income	(5,415)	1,998
Preferred stock dividend	427	400

Net (loss) income allocable to common stockholders	$(5,842)	$1,598

Net (loss) income per basic share allocable to common stockholders	$(0.41)	$0.11

Weighted average shares used in computing net (loss) income per basic share allocable to common stockholders	14,414,767	14,310,289

Net (loss) income per diluted share allocable to common stockholders	$(0.41)	$0.11

Weighted average shares used in computing net (loss) income per diluted share allocable to common stockholders	14,414,767	14,741,845

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2005 and 2004
(amounts in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,

	2005	2004

Revenues:
Net product sales	$18,708	$27,700
Contract and license revenues	244	151

Total revenues	18,952	27,851

Operating expenses:
Cost of product sales (note 3)	4,166	4,053
Research and development	7,294	3,845
Selling, general and administrative – other	14,256	15,648
Selling, general and administrative – legal settlement (note 6)	—	2,000
Selling, general and administrative – restructuring (note 8)	1,184	480

Total operating expenses	26,900	26,026

Operating (loss) income	(7,948)	1,825
Other income (expense):
Interest income	476	140
Other expense	(1)	—

Net (loss) income	(7,473)	1,965
Preferred stock dividend	827	800

Net (loss) income allocable to common stockholders	$(8,300)	$1,165

Net (loss) income per basic share allocable to common stockholders	$(0.58)	$0.08

Weighted average shares used in computing net (loss) income per basic share allocable to common stockholders	14,409,719	14,140,509

Net (loss) income per diluted share allocable to common stockholders	$(0.58)	$0.08

Weighted average shares used in computing net (loss) income per diluted share allocable to common stockholders	14,409,719	14,668,578

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net (loss) income	$(7,473)	$1,965
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write-down of inventory (note 3)	979	—
Write-down of fixed assets (note 8)	96	—
Depreciation and amortization expense	464	463
Accounts receivable provisions	102	(120)
Changes in operating assets and liabilities:
Accounts receivable	1,090	(2,429)
Inventories	838	363
Prepaid expenses and other assets	198	(1,087)
Accounts payable	(661)	(1,108)
Accrued expenses	2,670	(1,227)
Other non-current liabilities	(98)	(16)

Net used in operating activities	(1,795)	(3,196)

Cash flows from investing activities:
Capital expenditures	(196)	(225)
Purchase of in-process research and development	(150)	—
Purchase of short-term investments	(16,011)	—
Sale of short-term investments	22,998	—

Net cash provided by (used in) investing activities	6,641	(225)

Cash flows from financing activities:
Net proceeds from issuance of common stock	36	2,206
Payment of preferred dividends	(800)	(800)

Net cash (used in) provided by financing activities	(764)	1,406

Net increase (decrease) in cash and cash equivalents	4,082	(2,015)
Cash and cash equivalents at beginning of period	11,889	32,670

Cash and cash equivalents at end of period	$15,971	$30,655

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
(dollars in thousands, except per share data)
(Unaudited)

Note 1 -- Basis of Presentation

          The unaudited condensed consolidated financial statements included herein have been prepared by CollaGenex Pharmaceuticals, Inc. and subsidiaries (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and the regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2004.

          The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

          Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

          In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2004 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.  Interim results are not necessarily indicative of results anticipated for the full fiscal year.

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

          Historically, the Company has recognized all product sales revenue upon shipment to wholesale customers, net of estimated future returns, estimates for chargebacks, wholesale distribution fees, if applicable, rebates, generic introductions and current inventory levels in the distribution channel provided that collection was probable and no significant obligations remained.  Following the launch of a third party generic competitor to Periostat® in May 2005, and commencing with the second quarter of 2005, the Company now recognizes Periostat sales revenue primarily based on sales to end-users, which are estimated using prescription demand data generated by a leading independent prescription tracking service.

Back to Contents

Accordingly, since it is possible that the launch of generic competition to Periostat in May 2005 may increase the rate of product returns from the distribution channel, the Company has accrued $2,707 for potential Periostat returns on sales recognized prior to the launch of generic competition in Accrued Expenses on the Condensed Consolidated Balance Sheet at June 30, 2005.  (See note 9)

          Upon the launch of a third party generic equivalent to Periostat, the Company’s agreement with United Research Laboratories/Mutual Pharmaceutical Company, Inc. (“Mutual”) provides for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat.  Accordingly, the Company has deferred revenues associated with such shipments of these products until such future time as the selling price becomes fixed and determinable.  At June 30, 2005, the Company’s Condensed Consolidated Balance Sheet included $108 in deferred revenue associated with sales of Mutual’s branded version of Periostat.  (See note 9)

          The Company recognizes all other product sales revenue (excluding Periostat and Mutual’s branded version of Periostat) upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees, if applicable, provided that collection is determined to be probable and no significant obligations remain.

          Pursuant to the Company’s Promotion and Cooperation Agreement (the “Promotion Agreement”) with Primus Pharmaceuticals, Inc. (“Primus”), contract revenues for Novacort™, a prescription topical steroid and anesthetic, and Alcortin™, a prescription topical antifungal steroid combination, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  The Company does not take title to the inventory sold by Primus under the Promotion Agreement.

          Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, (“SFAS No. 123”) “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25 (“Opinion No. 25”) “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values.  Share-based payments include grants of employee stock options and liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments.  The pro forma disclosures previously permitted under SFAS 123 may no longer be provided in lieu of recording these payments in the Company’s financial statements.

          The Company is required to adopt SFAS 123R no later than January 1, 2006, and the Company expects this adoption to have a material effect on its results of operations and earnings per share.  The Company has not yet determined its method of adopting SFAS 123R and whether it will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 1 to these Condensed Consolidated Financial Statements.

Back to Contents

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, extensive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.  The Company is currently evaluating the impact, if any, that SFAS No. 151 will have on the results of operations and financial position of the Company.

          Cash, Cash Equivalents and Short-term Investments

          The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  Cash equivalent investments are held at amortized cost, which approximates fair value.  The Company’s short-term investments are primarily composed of commercial paper and government notes.  At June 30, 2005, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of equity.  The gross unrealized loss on short-term investments was $29 at June 30, 2005.

          Stock–Based Compensation

          SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee and director compensation plans at fair value.  The Company has elected to account for stock-based compensation under Opinion No. 25, and related interpretations.  Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the market price of the Company’s common stock at the date both the number of shares and price per share are known (measurement date) over the exercise price.  Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants.  Transactions with non-employees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair-value-basis in accordance with SFAS No. 123 and related interpretations.

          As set forth below, the pro forma disclosure of net (loss) income allocable to common stockholders and net (loss) income per share allocable to common stockholders are as if the Company has adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, which assumes the fair value based method of accounting has been adopted:

Back to Contents

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net (loss) income allocable to common stockholders:
As reported	$(5,842)	$1,598	$(8,300)	$1,165
Less: Stock-based employee compensation under fair value based method	(737)	(897)	(1,548)	(1,923)

Pro forma net (loss) income	$(6,579)	$701	$(9,848)	$(758)

Basic and diluted net (loss) income per share allocable to common stockholders:
As reported	$(0.41)	$0.11	$(0.58)	$0.08

Pro forma net (loss) income	$(0.46)	$0.05	$(0.68)	$(0.05)

Note 2 -- Customer and Product Concentrations

          A majority of the Company’s revenue has historically been derived from a small number of wholesale drug distributors and Mutual.  For the six months ended June 30, 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 32%, 19%, 11% and 29%, respectively, of the Company’s aggregate net product sales.  For the six months ended June 30, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual represented approximately 34%, 25%, 16% and 17% of the Company’s aggregate net product sales.

          During the six months ended June 30, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 83% of the Company’s total net revenues.  During the six months ended June 30, 2004, Periostat and Mutual’s branded version of Periostat accounted for approximately 90% of the Company’s total net revenues.

Note 3 -- Inventories

          Inventories at June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004

Raw materials	$138	$395
Work-in-process	185	394
Finished goods	552	1,903

	$875	$2,692

Back to Contents

          During the six month period ended June 30, 2005, the Company recorded a charge to cost of product sales of $979 for excess inventory of Periostat and Mutual’s branded version of Periostat.  The charge was the result of decreased demand for Periostat and the termination of the Company’s License and Supply Agreement with Mutual both of which resulted from the introduction of a third party generic version of Periostat in May 2005.

Note 4 -- Line of Credit

          On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend its revolving credit facility.  The amended credit facility expires on May 31, 2006.  Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility.  The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000.  As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases.  The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate.  As of June 30, 2005, the Company had no borrowings or letters of credit outstanding.

Note 5 -- Contract and License Revenues

          The Company recorded $244 and $151 in contract and licensing revenues for the six months ended June 30, 2005 and June 30, 2004, respectively.  During the six months ended June 30, 2005, $160 of license revenue was recorded to reflect the unamortized portion of upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.

Note 6 -- Legal Settlements and Proceedings

          On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual.  In the settlement, the Company paid to Mutual $2,000, which was recorded during the three month period ended March 31, 2004.

          In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual would purchase a branded version of Periostat from the Company at prices below the Company’s average manufacturer’s price, and received a license to sell a branded version of Periostat.  Pursuant to the Agreement the Company agreed to provide price adjustments to Mutual after a generic version of Periostat became available on the market at a price lower than the selling price of Mutual’s branded version of Periostat.  These adjustments take the form of rebates or credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory or to offset rebates and similar retroactive price adjustments requested by, and actually provided by, Mutual to its customers.

          On May 13, 2005, the FDA approved a third party generic version of Periostat and a third party generic product was launched in late May 2005.  Upon this generic launch, Mutual was no longer obligated to purchase their branded version of Periostat from the Company.

Back to Contents

As a result, the Company will pay Mutual approximately $1,066 as an adjustment related to price protection on Mutual’s branded version of Periostat.  Net product sales for the three months ended June 30, 2005 reflect a $1,000 reduction in revenue for such price protection.  As of June 30, 2005, the Company has recorded deferred revenue of $108 related to sales to Mutual for which the final selling price is not fixed and determinable as the final sale and ultimately the price protection rebates have not yet been made by Mutual.  (See note 9)

          In June 2003, the Company commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat (the “FDA Litigation”).  On July 23, 2003, the United States District Court for the District of Columbia issued an injunction in favor of the Company.  On January 20, 2005, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction that had prohibited the FDA from approving any Abbreviated New Drug Applications, or ANDAs, submitted for any generic version of Periostat.  The Company lodged, but has now withdrawn, an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

          On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) in the United States District Court for the Eastern District of New York.  In its complaint, the Company alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee.  The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States.  The injunction was denied by the Court on June 16, 2005.  The litigation on the merits of the Company’s patent infringement claims is ongoing.

Note 7 -- Legal Expenses to Defend Periostat Patents

          Under the Company’s license agreement with the Research Foundation of the State University of New York (“SUNY”) covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat.  The Company anticipates that its future legal costs in these matters relating to patent infringement and defense will be reimbursed by SUNY pursuant to its Technology License Agreement with SUNY to the extent that these legal expenses do not exceed royalties earned by SUNY during that period.  During the six months ended June 30, 2005 and June 30, 2004, the Company incurred $1,062 and $2,867 respectively, in legal defense, litigation and settlement costs, of which $735 and $914, respectively, were deducted from royalties payable to SUNY.  In the event such cumulative legal costs exceed the amount of the royalties payable to SUNY, the Company will not be able to recover such legal costs from SUNY.  The cumulative legal patent defense, litigation and settlement costs incurred as of June 30, 2005 exceed the amount of the royalties earned and payable to SUNY by $4,266.  These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Back to Contents

Note 8 -- Sales Force Restructuring

          On May 16, 2005, the Company announced the restructuring of the Company’s sales force following the FDA’s approval of a third party generic version of Periostat.  As a result of the restructuring, the Company ceased all sales activities related to Periostat.  The Company incurred a $1,184 restructuring charge during the three months ended June 30, 2005.  Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of assets associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company.  As of June 30, 2005, $273 of the restructuring charge had not yet been paid and is a component of accrued expenses on the Company’s Condensed Consolidated Balance Sheet.  (See note 9)

          On April 22, 2004, the Company announced the restructuring of the Company’s pharmaceutical sales organization into dedicated dental and dermatology sales forces. The Company incurred a $348 restructuring charge during the year ended December 31, 2004.  As of June 30, 2005, all of these costs have been paid by the Company.

Note 9 -- Accrued Expenses

          Accrued expenses at June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004

Contracted development and manufacturing costs	$2,410	$1,648
Sales and marketing costs	140	212
Payroll and related costs	1,061	1,731
Professional and consulting fees	212	159
Deferred revenue (notes 1 and 6)	153	54
Foreign taxes	945	945
Product returns (note 1)	2,740	592
Miscellaneous taxes	50	99
Restructuring expenses	273	25
Other	121	120

	$8,105	$5,585

Note 10 -- Promotion and Cooperation Agreement

          In June 2005, the Company entered into a Promotion and Cooperation Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic.

Back to Contents

          Under the Promotion Agreement, the Company will receive a percentage of the gross profit arising from prescriptions written by dermatologists that result in sales of the products in the United States.  The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products will be funded by Primus.  The majority of product sample product costs and all sales force compensation will be funded by the Company.

Back to Contents

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

Overview

          CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market.  We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force.  Our marketed dermatology products are Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002, Novacort™, a prescription topical steroid and anesthetic, and Alcortin™, a prescription topical antifungal steroid combination.  We are promoting Novacort and Alcortin to dermatologists pursuant to a Promotion and Cooperation Agreement executed in June 2005 with Primus Pharmaceuticals, Inc. (“Primus”).

          Prior to the May 2005 introduction of a third party generic version of Periostat®, our dental sales force detailed four prescription pharmaceutical products to the dental market.  On May 20, 2005, we ceased all sales activities for these products.  We currently still generate sales from these dental products, which all treat periodontal disease and include our own product Periostat, as well as Atridox®, Atrisorb FreeFlow® and Atrisorb-D® which are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.) (the “Atrix Products”).  We had also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual.  As a result of the launch of a third party generic version of Periostat in May 2005, Mutual is no longer obligated to purchase product from us, and we do not anticipate future purchases from Mutual.  Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 34% during the month of June 2005.  We anticipate Periostat’s share of the market will continue to decrease as a result of the third party introduction of a generic version of Periostat.

          In addition to our marketed products, we have a pipeline of products in clinical and pre-clinical development.  These products are based on our two proprietary platform technologies, IMPACS™ and Restoraderm®.  IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue.  Periostat is our first FDA-approved IMPACS product.  Periostat-MR™ is a once-a-day, modified-release formulation of Periostat currently in a Phase III clinical trial for the treatment of adult periodontitis.  Oracea™, which has the same active ingredient and modified delivery as Periostat-MR, recently completed two Phase III clinical trials for the treatment of rosacea, a dermatological condition.  Our New Drug Application for Oracea was submitted to the FDA on August 1, 2005.

Back to Contents

Col-3, a second generation IMPACS compound, has completed a Phase II proof-of-concept clinical trial for the treatment of rosacea, and we anticipate beginning a Phase II clinical study with Col-3 in acne patients during 2005.

          Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator.  We have acquired all rights, title and interest to the Restoraderm technology and have committed to initiate the development of five products based on this technology before the end of 2005.  We are currently developing Restoraderm products for the treatment of acne and psoriasis.

          Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology and other specialty pharmaceutical markets.  We intend to continue to market our current products and develop and launch new products based on our two proprietary platform technologies.  Our current focus is on the dermatology market, although we intend to seek additional partnerships with third parties to develop potential uses of our technology outside of our core focus.

          We were founded in 1992 and completed an initial public offering of our common stock in 1996.  We recorded our first profit in the third quarter of 2002.  Although we earned net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we incurred a net loss allocable to common stockholders of $8.3 million during the six months ended June 30, 2005 and we have an accumulated deficit of $72.4 million.  We do not expect to generate profits for the year ended December 31, 2005.

Significant Recent Developments

          On October 1, 2004, we filed a complaint for patent infringement against IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) in the United States District Court for the Eastern District of New York.  In our complaint, we alleged that the submission of Abbreviated New Drug Applications, or ANDAs, by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee.  We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent.  We sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States.  The injunction was denied by the Court on June 16, 2005.  We intend to continue the litigation on the merits of the patent infringement and to seek damages against IVAX and CorePharma.

          On May 13, 2005, the FDA approved a third party generic version of Periostat which was launched in late May 2005.  On May 16, 2005, we announced the restructuring of our sales force following such approval.  As a result of the restructuring, we ceased all sales activities related to Periostat and incurred a $1.2 million restructuring charge during the three months ended June 30, 2005.

          In June 2005, we entered into a Promotion and Cooperation Agreement with Primus, under which we will promote Alcortin, a prescription topical antifungal steroid combination and Novacort, a prescription topical steroid and anesthetic.  Under the Promotion Agreement, we will

Back to Contents

receive a percentage of the gross profit arising from prescriptions written by dermatologists that result in sales of these products in the United States.  The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products will be funded by Primus.  The majority of product sample product costs will be funded by us.  We are also responsible for the applicable sales force compensation of our employees for such promotion.

          In April 2005, we announced the favorable results of a double-blinded, placebo-controlled Phase II clinical study designed to evaluate the safety and efficacy of Col-3 for the treatment of rosacea.  Col-3 is a second-generation IMPACS compound that has demonstrated a range of potent anti-inflammatory properties.

          In June 2005, we announced the statistically significant positive outcomes of two Phase III, double-blinded, placebo-controlled clinical trials designed to evaluate the safety and efficacy of Oracea for the treatment of rosacea.

          In August 2005, we announced the filing of a New Drug Application with the FDA for Oracea, the first orally administered, systemically delivered drug to treat rosacea.

          In August 2005, we announced that the United States Patent and Trademark Office had published on its website that U.S. Patent Application, serial no. 10/117,709, had been allowed.  This patent covers the use of sub-antimicrobial tetracyclines, including Oracea, for the treatment of acne and acne rosacea.  This patent application has a priority date of April 5, 2002 and an expiration date 20 years from that date.

Results of Operations

          Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

Revenues (dollars in thousands)	2005	Change	2004

Net Product Sales	$6,872	(52.2)%	$14,372
Contract and License Revenues	45	(38.4)%	73

Total	$6,917	(52.1)%	$14,445

          The decrease in net product sales during the three months ended June 30, 2005 was primarily due to the launch of a third party generic competitor to Periostat and Mutual’s branded version of Periostat in May 2005.  This generic launch had two primary effects in the second quarter of 2005.  First, we deferred approximately $2.3 million of Periostat revenues for product shipped during the second quarter of 2005 due to our reduced ability to estimate future returns of product in the distribution channel following the launch of a third party generic competitor.  Second, we recorded a lower average selling price on sales to Mutual of its branded version of Periostat in accordance with our agreement, which requires us to compensate Mutual for price erosion experienced by Mutual and its customers on certain of their inventories.  This lower average selling price reduced net product sales in the second quarter of 2005 by approximately $1.0 million.  During the second quarter of 2005, Periostat and Mutual’s branded version of Periostat accounted for 95% of the total dispensed prescriptions for the 20 mg doxycycline market compared to 100% in the second quarter of 2004.

Back to Contents

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2005	Change	2004

Cost of Product Sales	$1,701	(17.1)%	$2,052
Percent of Net Product Sales	24.8%	N/A	14.3%

          Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect a decrease in inventory carrying value, if any.

          The decrease in cost of products sales was primarily the result of lower net product sales.  Cost of product sales also included a charge of approximately $117,000 associated with excess inventories of certain raw materials used to manufacture both Periostat and Mutual’s branded version of Periostat following the launch by a third party generic competitor.  Cost of product sales also increased as a percentage of net product sales as a result of lower average selling prices to Mutual during the second quarter of 2005 as compared to the second quarter of 2004.

Research and Development

Research and Development (dollars in thousands)	2005	Change	2004

Research and development	$3,200	30.2%	$2,457

          Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

          Significant development projects conducted during the three months ended June 30, 2005 included:

•
our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $937,000;

•
our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $502,000;

•	our clinical and manufacturing development work for Col-3, a second generation IMPACS compound, totaling $698,000; and

Back to Contents

•	stability testing and formulation costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $255,000.

          We estimate that if Oracea, Periostat-MR, Col-3 and our Restoraderm acne and psoriasis products are developed to the point of market launch, the additional formulation and clinical development expenses and milestones fees would be in the range of $25.0 million to $30.0 million.

          Significant development projects conducted during the three months ended June 30, 2004 included:

•
our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $1.0 million; and

•
our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $335,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2005	Change	2004

Selling, General and Administrative – other	$6,510	(13.5)%	$7,530
Selling, General and Administrative – restructuring	1,184	146.7%	480

Total	$7,694	(3.9)%	$8,010

          Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

          Significant components of selling, general and administrative – other expenses incurred during the three months ended June 30, 2005 included approximately $2.8 million in direct selling and sales training expenses, approximately $1.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel) and approximately $1.8 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative – other expenses incurred during the three months ended June 30, 2004 included approximately $3.8 million in direct selling and sales training expenses, approximately $2.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, and Pandel) and approximately $1.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The decrease in selling, general and administrative – other expenses during

Back to Contents

the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is primarily attributable to decreased personnel costs of $853,000 as a result of the April 2004 sales force restructuring and the May 2005 termination of our dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force, which was partially offset by an increase of $170,000 in patent litigation costs.

          Selling, general and administrative – restructuring during the three months ended June 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat.  As a result of the restructuring, we ceased all sales activities related to Periostat and our dental franchise.  Selling, general and administrative – restructuring during the three months ended June 30, 2004 consisted of a charge of $480,000 that resulted from a the strategic realignment of our sales organization into dedicated dental and dermatology sales forces.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2005	Change	2004

Interest income	$264	282.6%	$69
Other income (expense)	$(1)	(133.3)%	$3

          The increase in other income was due to higher average investment balances as well as higher average investment yields.

Preferred Stock Dividend

          Preferred stock dividends included in net income allocable to common stockholders were $427,000 during the three months ended June 30, 2005 and $400,000 during the three months ended June 30, 2004.  Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

          Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Revenues (dollars in thousands)	2005	Change	2004

Net Product Sales	$18,708	(32.5)%	$27,700
Contract and License Revenues	244	(61.6)%	151

Total	$18,952	(32.0)%	$27,851

          Revenues during the six month period ending June 30, 2005 included approximately $18.7 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products and $244,000 in contract and license revenues, which were derived from residual contract revenues from our expired agreement with Merck & Co., Inc. for Vioxx®, contract revenues from our promotion and cooperation agreement with Primus and international licensing revenues for Periostat.  During the six months ended June 30, 2005, $160,000 of contract and license revenue was recorded to reflect the elimination of any continuing involvement related to the

Back to Contents

upfront license revenue, received in 2000, from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd. which was terminated in March 2005.  The decrease in net product sales was primarily due to the launch of a third party generic competitor to Periostat and Mutual’s branded version of Periostat in May 2005.  This generic launch had two primary effects during the six month period ended June 30, 2005.  First, we deferred approximately $2.3 million of Periostat revenues for product shipped during the second quarter of 2005 due to our reduced ability to estimate future returns of product in the distribution channel following the launch of a third party generic competitor.  Second, we recorded a lower average selling price on sales to Mutual of its branded version of Periostat in accordance with our agreement, which requires us to compensate Mutual for price erosion experienced by Mutual and its customers on certain of their inventories.  This lower average selling price reduced net product sales in the second quarter of 2005 by approximately $1.0 million.  During the six month period ended June 30, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 98% of the total dispensed prescriptions for the 20 mg doxycycline market compared to 100% for the six month period ended June 30, 2004.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2005	Change	2004

Cost of Product Sales	$4,166	2.8%	$4,053
Percent of Net Product Sales	22.3%	N/A	14.6%

          Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect a decrease in inventory carrying value, if any.

          Cost of product sales for the six months ended June 30, 2005 includes a charge of approximately $979,000 associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat as a result of the launch by a third party generic competitor.  Cost of product sales also increased as a percentage of net product sales as a result of lower average selling prices to Mutual during the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004.

Research and Development

Research and Development (dollars in thousands)	2005	Change	2004

Research and development	$7,294	89.7%	$3,845

          Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

Back to Contents

          Significant development projects conducted during the six months ended June 30, 2005 included:

•
our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $3.2 million;

•
our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $1.0 million;

•	our clinical and manufacturing development work for Col-3, a second generation IMPACS compound, totaling $1.2 million; and

•	stability testing and formulation costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $503,000.

          We estimate that if Oracea, Periostat-MR, Col-3 and our Restoraderm acne and psoriasis products are developed to the point of market launch, the additional formulation and clinical development expenses and milestones fees would be in the range of $25.0 million to $30.0 million.

          Significant development projects conducted during the six months ended June 30, 2004 included:

•
our continuing clinical and manufacturing development work for Oracea, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $1.1 million;

•
our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $583,000; and

•	a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for total costs of approximately $418,000.

Back to Contents

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2005	Change	2004

Selling, General and Administrative – other	$14,256	(8.9)%	$15,648
Selling, General and Administrative – legal settlement	—	N/A	2,000
Selling, General and Administrative – restructuring	$1,184	146.7%	480

Total	$15,440	(14.8)%	$18,128

          Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

          Significant components of selling, general and administrative – other expenses incurred during the six months ended June 30, 2005 included approximately $6.6 million in direct selling and sales training expenses, approximately $3.8 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel) and approximately $3.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative – other expenses incurred during the six months ended June 30, 2004 included approximately $8.2 million in direct selling and sales training expenses, approximately $4.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVARTM), and approximately $3.3 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The decrease in selling, general and administrative -- other expenses during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to decreased personnel costs of $1.4 million as a result of the April 2004 sales force restructuring and the May 2005 termination of our dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force, which was partially offset by an increase of $575,000 in patent litigation costs.

          Selling, general and administrative – legal settlement consisted of $2.0 million during the three months ended June 30, 2004 that resulted from the accrual for a one-time payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

          Selling, general and administrative – restructuring during the six months ended June 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat.  As a result of the restructuring, we ceased all sales activities related to Periostat and our dental franchise.  Selling, general and administrative – restructuring during the six months ended June 30, 2004 consisted of $480,000 that resulted from a charge related to the reorganization of our sales organization into dedicated dental and dermatology sales forces.

Back to Contents

Other Income/Expense

Other Income/Expense (dollars in thousands)	2005	Change	2004

Interest income	$476	240.0%	$140
Other expense	$(1)	100%	$—

          The increase in interest income was due to higher average investment balances in 2005, as well as higher average investment yields.

Preferred Stock Dividend

          Preferred stock dividends included in net income allocable to common stockholders were $827,000 during the six months ended June 30, 2005 and $800,000 during the six months ended June 30, 2004.  Such preferred stock dividends are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Liquidity and Capital Resources

          Cash Requirements/Sources and Uses of Cash

          We require cash to fund our operating expenses, capital expenditures and dividend payments on our outstanding Series D preferred stock.  We have historically funded our cash requirements primarily through the following:

•	Public offerings and private placements of our preferred and common stock;

•	Cash from operations; and

•	Exercise of stock options and warrants.

          We believe that other key factors that could affect our ability to maintain and draw on internal and external sources of cash are:

•	The success of our dermatology franchise;

•	The success of our pre-clinical, clinical and development programs;

•	Market penetration by third party generic manufacturers of a generic version of Periostat;

•	Revenues and profits from sales of Periostat and our other product candidates, as well as the products we co-promote;

•	Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank; and

Back to Contents

•	The state of the capital markets generally and, in particular, the receptivity of the capital markets to our future financings.

          On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004.  The amended credit facility expires on May 31, 2006.  Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility.  The amount available to us is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2.0 million.  As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate.  As of June 30, 2005, we had no outstanding borrowings or letters of credit.

          At June 30, 2005, we had cash, cash equivalents and short-term investments of approximately $35.7 million, a decrease of $2.9 million compared to the approximately $38.6 million balance at December 31, 2004.  This decrease is primarily attributable to our operating loss during the six months ended June 30, 2005 offset in part by cash receipts from revenues which were deferred, collection of our trade receivables and a reduction in our inventory levels.  In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper and money market funds.  Our working capital at June 30, 2005 was $32.5 million compared to $39.7 million at December 31, 2004.  During the six months ended June 30, 2005, we invested approximately $196,000 in capital expenditures, paid $800,000 in cash dividends to the holders of our Series D preferred stock and liquidated approximately $7.0 million (net of purchases) of short-term investments.

          As of June 30, 2005 we had approximately $3.9 million in outstanding accounts receivable due from Mutual all of which is due in the third quarter of 2005.

          Cash Flows/Cash Management

          The principal use of cash in operating activities in the three months ended June 30, 2005 was the payment of operating expenses and related working capital liabilities.  Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, vendor payment terms, customer mix and customer payment terms.

          Investing activities during the six months ended June 30, 2005 consisted primarily of purchases and sales of short-term investments. Financing activities during the six months ended June 30, 2005 consisted primarily of the payment of preferred dividends to our Series D preferred stockholders.

          Contractual Obligations

          Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D preferred stock, operating leases for our office space and contractual commitments with our marketing partners for certain selling and promotional expenses associated with the products

Back to Contents

we are currently detailing.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2004 have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock compensation and the valuation of deferred taxes, acquired product rights and inventory.

          Revenue Recognition

          Historically, we have recognized all product sales revenue upon shipment to wholesale customers, net of estimated future returns, estimates for chargebacks, wholesale distribution fees, if applicable, rebates, generic introductions and current inventory levels in the distribution channel provided that collection was probable and no significant obligations remained.  Following the launch of generic competition to Periostat in May 2005, and commencing with the second quarter of 2005, we now recognize Periostat sales revenue primarily based on sales to end-users, which we estimate using prescription demand data generated by a leading independent prescription tracking service. Accordingly, since it is possible that the launch of generic competition to Periostat in May 2005 may increase the rate of product returns from the distribution channel we have accrued $2.7 million for potential Periostat returns on sales recognized prior to the launch of generic competition in Accrued Expenses on the Condensed Consolidated Balance Sheet at June 30, 2005.

          Upon the launch of a third party generic equivalent to Periostat, our agreement with Mutual provides for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat.  Accordingly, we have deferred revenues associated with our shipments of these products until such future time as the selling price becomes fixed and determinable.  At June 30, 2005, our Condensed Consolidated Balance Sheet included $108,000 in deferred revenue associated with sales of Mutual’s branded version of Periostat.

          We recognize all other product sales revenue (excluding Periostat and Mutual’s branded version of Periostat) upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees, if applicable, provided that collection is determined to be probable and no significant obligations remain.

          Pursuant to our Promotion and Cooperation Agreement with Primus contract revenues for Novacort and Alcortin are fee-based arrangements where revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  We do not take title to the inventory sold by Primus under the Promotion Agreement.

Back to Contents

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

          Deferred Taxes

          In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible.  The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.  While we have been profitable for the past two years, we have a loss for the six months ended June 30, 2005 and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our consolidated balance sheet.

          Acquired Product Rights

          We are required to test for asset impairment of acquired product rights whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired.  This standard requires an impairment analysis when indicators of impairment are present.  If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

          In making future cash flow analyses of our acquired product rights, we make assumptions relating to:  (i) the intended use of the product rights and the expected future cash flows resulting directly from such use; (ii) generic competitor activities and regulatory initiatives that affect our products; and (iii) customer preferences and expected managed care reimbursement.

Back to Contents

          Excess Inventory

          During the six month period ended June 30, 2005, we recorded a charge of $979,000 for the estimated excess inventory of Periostat and Mutual’s branded version of Periostat due to decreased demand following the introduction of a third party generic version of Periostat.

          Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Additional Risks That May Affect Results

          Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and the success of our pre-clinical, clinical and development programs and our dermatology franchise.  Forward-looking statements may be identified by the use of forward-looking terminology such as “believes,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

          We cannot assure investors that our assumptions and expectations will prove to have been correct.  Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements.  Such factors that could cause or contribute to such differences include those factors discussed below.  We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  If any of the following risks actually occur, our business, financial condition, results of operations or liquidity would likely suffer.

     We are depending heavily on the success of our most advanced product candidate, Oracea, for the treatment of rosacea, which is still in clinical development.  If we are unable to obtain approval for and commercialize Oracea, or experience significant delays in doing so, our business will be materially harmed.

          We have invested a significant portion of our recent efforts and financial resources on the development of our most advanced product candidate, Oracea, for the treatment of rosacea.  Our ability to generate substantial product revenues from Oracea, which we do not expect will occur for at least the next few years, if ever, will depend heavily on the successful development and commercialization of Oracea.  The success of Oracea will depend on several factors, including the following:

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities; and

Back to Contents

•	acceptance of the product by patients, the medical community and third party payors.

          If we are unable to obtain FDA approval for and successfully commercialize Oracea, we may never realize revenue from this product candidate and we may have to curtail our other product development programs.  As a result, our business would be materially harmed.

     If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably.

          Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information.  However, we may not hold proprietary rights to some patents related to our current or future products and technologies.  Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications.  As a result, we may be required to obtain licenses under third-party patents to market our proposed products.  If licenses are not available to us on acceptable terms, or at all, we will not be able to market the affected products.

          Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.  The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.  In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention.  Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

          Our pending patent applications may not result in issued patents.  The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations.  The standards which the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.  There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents.  The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.  Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.  The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings, and the risk of infringement litigation.  On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

Back to Contents

          If issued, our patent for Oracea may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage.  Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented.  In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe similar (including generic), though non-approved, doxycycline products for indications covered by our patents.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

     We cannot assure you that our pursuit of business in the dermatology market will be successful.

          We continue to implement our plans to expand into the dermatology market.  We recently filed a New Drug Application with the FDA for Oracea to treat rosacea, and we continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market.  We have also been allowed by the United States Patent and Trademark Office a patent for the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea.

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

Back to Contents

     If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

          Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate.  Other than Periostat, we have not received regulatory approval to market any of our product candidates in any jurisdiction.  We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals.  Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy.  Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

          The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved.  Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.  The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.  Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

     Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

          Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory bodies.  These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to

Back to Contents

physicians and recordkeeping.  Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.  Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

     We cannot predict with certainty the effect on our business of the decline in revenues generated by the dental business following the commercial launch of generic versions of Periostat and the termination of our dental sales force.

          We have historically relied on sales of Periostat and Mutual’s branded version of Periostat, together with revenues generated by the other products that made up our dental business, for most of our revenue.  During the six months ended June 30, 2005 and each of the years ended December 31, 2004, 2003 and 2002, Periostat and Mutual’s branded version of Periostat (with respect to the six months ended June 30, 2005 and the year ended December 31, 2004), accounted for approximately 83%, 88%, 82% and 82% of our total net revenues, respectively.

          On May 13, 2005, the FDA approved a third party generic version of Periostat and a generic product was launched soon thereafter in late May 2005.  Upon this generic launch, Mutual was no longer obligated to purchase and are not expected to purchase their branded product from us.  We do not anticipate future shipments to Mutual of Mutual’s branded version of Periostat.  In addition, we have had to disband our dental sales force and delay or discontinue certain research and development activities in the dental business.  Consequently, while we continue to generate cash flow from the dental business, our revenues and margins from Periostat and the volume of our other dental business, have decreased significantly and are anticipated to

Back to Contents

continue to decrease as a result of the third party introduction of a generic version of Periostat.  If this decrease is more significant than we expect, we may experience difficulty in managing our cash, which would have a material adverse effect on our ability execute our strategies and develop our dermatology business.

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

Back to Contents

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

     If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.

          Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights.  Third parties may own or control these patents and patent applications in the United States and abroad.  These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.  Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

          As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both.  These licenses may not be available on acceptable terms, or at all.  Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.  Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms.  This could harm our business significantly.

          There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries.  In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.  The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial.

Back to Contents

Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Patent litigation and other proceedings may also absorb significant management time.

     We depend upon third party researchers and providers of clinical services to perform as contractually required if we are to be successful in bringing new products to market.

          We do not have the ability independently to conduct the clinical trials required to obtain regulatory approval for our products.  We rely on independent clinical investigators, contract research organizations and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities.  We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, protocols for the trial and applicable regulatory requirements.  Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.  Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.  Third parties may not, however, complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols.  Furthermore the data that they generate may not be accurate or may, in extreme cases, be fraudulent.

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

          Our IMPACS technology is licensed from SUNY (the “SUNY License”), and other academic and research institutions collaborating with SUNY.  Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions.  The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License.  If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License.  The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days.  The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Back to Contents

     If our products cause injuries, we may incur significant expense and liability.

          Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or promotion and cooperation rights.  We have an aggregate of $10.0 million in product liability insurance ($5.0 million for pediatric claims) covering Periostat and Mutual’s branded version of Periostat, our product candidates and products for which we have licensing or promotion and cooperation rights.

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

          We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace.  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.  We have elected to apply APB 25 and, accordingly, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

Back to Contents

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

          The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning July 1, 2002 through June 30, 2005, as reported on the Nasdaq National Market:

Quarter Ended	High	Low

September 30, 2002	$7.34	$4.70
December 31, 2002	$9.74	$4.61
March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

          We had cash and cash equivalents and short-term investments at June 30, 2005 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at June 30, 2005.  Our short-term investments in commercial paper and government notes are carried at fair value.

Item 4.     Controls and Procedures.

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of

Back to Contents

June 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

          On October 1, 2004, we filed a complaint for patent infringement against IVAX and CorePharma in the United States District Court for the Eastern District of New York.  In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee.  We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent.  We sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States.  The injunction was denied by the Court on June 16, 2005.  The litigation on the merits of our patent infringement claims is ongoing.

Item 4.          Submission of Matters to a Vote of Security Holders.

          Our Annual Meeting of Stockholders was held on May 25, 2005.

          There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 13,184,711 shares of Common Stock and 189,000 shares of Series D preferred stock, which shares of Series D preferred stock account for an additional 1,910,385 shares of Common Stock on an as converted to Common Stock basis.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be the Common Stock directors were as follows:

Common Stock Nominees	For	Withheld

Colin W. Stewart	12,829,170 Shares	355,541 Shares
Brian M. Gallagher, Ph.D.	12,777,937 Shares	406,774 Shares
Peter R. Barnett, D.M.D.	12,850,871 Shares	333,840 Shares
Robert C. Black	12,536,884 Shares	647,827 Shares
James E. Daverman	12,853,790 Shares	330,741 Shares
Robert J. Easton	12,495,530 Shares	689,181 Shares
W. James O’Shea	12,539,874 Shares	644,837 Shares

          The results of the vote taken at the Annual Meeting with respect to the election of the nominee to be the Series D Director, Robert A. Beardsley, Ph.D., were as follows: 1,910,385 shares of Series D preferred stock (on an as converted to Common Stock basis) were voted for the Series D preferred stock nominee, with no shares voting against or abstaining.

          A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the Company’s 2005 Equity Incentive Plan.  For the purposes of such vote, the holders of shares of Common Stock and the holders of Series D preferred stock (on an as converted to Common Stock basis) voted together as a single class.  Of such shares, 7,258,121 shares voted in favor of such proposal, 2,926,074 shares were voted against such proposal and 35,246 shares abstained from voting.

Back to Contents

          In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.  For the purpose of such vote, the holders of shares of Common Stock and the holders of Series D preferred stock (on an as converted to Common Stock basis) voted together as a single class.  Of such shares, 15,065,685 shares voted in favor of such proposal, 20,961 shares were voted against such proposal and 8,450 shares abstained from voting.

Item 6.          Exhibits.

10.1	Form of Nonstatutory Stock Option Agreement for 2005 Equity Incentive Plan.

10.2	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan.

10.3	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Peter R. Barnett, D.M.D.

10.4	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Robert C. Black.

10.5	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Brian M. Gallagher, Ph.D.

10.6	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between CollaGenex Pharmaceuticals, Inc. and James E. Daverman.

10.7	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Robert J. Easton.

10.8	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between CollaGenex Pharmaceuticals, Inc. and W. James O’Shea.

10.9	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between CollaGenex Pharmaceuticals, Inc. and Robert A. Beardsley, Ph.D.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLAGENEX PHARMACEUTICALS, INC.

Date: August 9, 2005	By:	/s/ COLIN W. STEWART

Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By:	/s/ NANCY C. BROADBENT

Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)