Form 10-Q
period 2005-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2005-11-03
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2005:

Class	Number of Shares
Common Stock $.01 par value	14,488,547

COLLAGENEX PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Additional Risks That May Affect Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

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

i

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$12,683	$11,889
Short-term investments	21,975	26,756
Accounts receivable, net of allowances of $404 and $483 at September 30, 2005 and December 31, 2004, respectively	1,858	6,983
Inventories	660	2,692
Prepaid expenses and other current assets	1,794	2,096
Total current assets	38,970	50,416
Equipment and leasehold improvements, net	499	498
Acquired product rights, net	725	1,164
Other assets	43	43
Total assets	$40,237	$52,121
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$4,402	$4,317
Accrued expenses	7,339	5,585
Preferred stock dividend	—	800
Total current liabilities	11,741	10,702
Other long-term liabilities	100	204

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D cumulative convertible preferred stock issued and outstanding at September 30, 2005 and December 31, 2004 (liquidation value of $20,454 and $20,800, respectively); 150,000 shares of Series A participating preferred stock, $0.01 par value, designated and no shares issued and outstanding at September 30, 2005 and December 31, 2004	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 14,475,047 and 14,385,877 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	145	144
Additional paid-in capital	106,412	106,016
Accumulated other comprehensive loss	(11)	(21)
Accumulated deficit	(78,152)	(64,926)
Total stockholders’ equity	28,396	41,215
Total liabilities and stockholders’ equity	$40,237	$52,121

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2005 and 2004

(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2005	2004

Revenues:
Net product sales	$4,298	$10,991
Contract and license revenues	202	84
Total revenues	4,500	11,075

Operating expenses:
Cost of product sales	852	1,537
Research and development	3,942	2,178
Selling, general and administrative	4,918	6,341
Total operating expenses	9,712	10,056
Operating (loss) income	(5,212)	1,019

Other income:
Interest income	288	99
Other income	—	7
Net (loss) income	(4,924)	1,125
Preferred stock dividend	454	400
Net (loss) income allocable to common stockholders	$(5,378)	$725
Net (loss) income per basic share allocable to common stockholders	$(0.37)	$0.05
Weighted average shares used in computing net (loss) income per basic share allocable to common stockholders	14,455,223	14,375,139
Net (loss) income per diluted share allocable to common stockholders	$(0.37)	$0.05
Weighted average shares used in computing net (loss) income per diluted share allocable to common stockholders	14,455,223	14,516,779

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2005 and 2004

(amounts in thousands, except share and per share data)
(unaudited)

	Nine Months Ended September 30,
	2005	2004

Revenues:
Net product sales	$23,006	$38,691
Contract and license revenues	446	235
Total revenues	23,452	38,926
Operating expenses:
Cost of product sales	5,017	5,590
Research and development	11,237	6,023
Selling, general and administrative – other	19,175	22,122
Selling, general and administrative – legal settlement	—	2,000
Selling, general and administrative – restructuring	1,184	348
Total operating expenses	36,613	36,083
Operating (loss) income	(13,161)	2,843

Other income:
Interest income	763	239
Other income	—	5
Net (loss) income	(12,398)	3,087
Preferred stock dividend	1,282	1,200
Net (loss) income allocable to common stockholders	$(13,680)	$1,887
Net (loss) income per basic share allocable to common stockholders	$(0.95)	$0.13
Weighted average shares used in computing net (loss) income per basic share allocable to common stockholders	14,425,038	14,224,619
Net (loss) income per diluted share allocable to common stockholders	$(0.95)	$0.13
Weighted average shares used in computing net (loss) income per diluted share allocable to common stockholders	14,425,038	14,535,183

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(12,398)	$3,087
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write-down of inventory	979	—
Write-down of fixed assets	96	—
Depreciation and amortization expense	661	679
Accounts receivable provisions	(79)	(44)
Changes in operating assets and liabilities:
Accounts receivable	5,204	1,245
Inventories	1,053	(657)
Prepaid expenses and other assets	302	(841)
Accounts payable	85	(944)
Accrued expenses	1,904	(841)
Other non-current liabilities	(104)	(16)
Net cash (used in) provided by operating activities	(2,297)	1,668
Cash flows from investing activities:
Capital expenditures	(319)	(281)
Purchase of in-process research and development	(150)	(150)
Purchase of short-term investments	(25,768)	—
Sale of short-term investments	30,559	—
Net cash provided by (used in) investing activities	4,322	(431)
Cash flows from financing activities:
Net proceeds from issuance of common stock	397	2,342
Payment of preferred dividends	(1,628)	(1,600)
Net cash (used in) provided by financing activities	(1,231)	742
Net increase in cash and cash equivalents	794	1,979
Cash and cash equivalents at beginning of period	11,889	32,670
Cash and cash equivalents at end of period	$12,683	$34,649

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2004 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.  Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Historically, the Company has recognized all product sales revenue upon shipment to wholesale customers, net of estimated future returns and estimates for chargebacks, applicable wholesale distribution fees, rebates and current inventory levels in the distribution channel, provided that collection was probable and no significant obligations remained.  Following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of 2005, the Company recognizes Periostat sales revenue primarily based on sales to end-users, which are estimated using prescription dispensing data generated by a leading independent prescription tracking service.  Since it is possible that the launch of generic competition to Periostat in May 2005 could increase the rate of product returns from the distribution channel, the Company has accrued $1,158 for potential Periostat returns in Accrued Expenses on the Condensed Consolidated Balance Sheet at September 30, 2005.  (See note 9)

Upon the May 2005 launch of a third party generic equivalent to Periostat, the Company’s agreement with United Research Laboratories/Mutual Pharmaceutical Company, Inc. (“Mutual”) provided for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat.  Accordingly, the Company has deferred revenues associated with such shipments of these products until such future time as the selling price becomes fixed and determinable.  At September 30, 2005, the Company’s Condensed Consolidated Balance Sheet included $70 in deferred revenue associated with sales of Mutual’s branded version of Periostat.  (See note 9)

The Company recognizes all other product sales revenue (excluding Periostat and Mutual’s branded version of Periostat) upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees, if applicable, provided that collection is determined to be probable and no significant obligations remain.

Pursuant to the Company’s Promotion and Cooperation Agreement (the “Promotion Agreement”) with Primus Pharmaceuticals, Inc. (“Primus”), contract revenues for Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  The Company does not take title to the inventory sold by Primus under the Promotion Agreement.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, extensive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “abnormal” under ARB No. 43.  Additionally, SFAS No. 151 requires that fixed production overheads be allocated to the costs of conversion based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.  The Company is currently evaluating the impact, if any, that SFAS No. 151 will have on the results of operations and financial position of the Company

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  Cash equivalent investments are held at amortized cost, which approximates fair value.  The Company’s short-term investments are primarily composed of commercial paper and government notes.  At September 30, 2005, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of equity.  The gross unrealized loss on short-term investments was $11 at September 30, 2005.

Stock–Based Compensation

SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee and director compensation plans at fair value.  Rather than adopt the recommended fair value method, the Company has elected to account for stock-based compensation under Opinion No. 25, and related interpretations.  Under Opinion No. 25, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the market price of the Company’s common stock over the exercise price at the date both the number of shares and exercise price per share are known (measurement date).  Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants.  Transactions with non-employees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair-value-basis in accordance with SFAS No. 123 and related interpretations.

Had the Company adopted the fair value method and recognized the grant-date fair value of the equity instruments issued (using one of the various valuation models permitted), the compensation cost relating to the Company’s share-based payment transactions would have been recognized in the Company’s financial statements.  The pro forma net (loss) income allocable to common stockholders and net (loss) income per share allocable to common stockholders if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, are set out below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income allocable to common stockholders:

As reported	$(5,378)	$725	$(13,680)	$1,887

Add: Stock-based employee compensation expenses included in net (loss) income allocable to common stockholders	—	—	—	—

Less: Stock-based employee compensation under fair value based method	(848)	(892)	(2,578)	(2,815)
Pro forma net loss allocable to common stockholders	$(6,226)	$(167)	$(16,258)	$(928)

Basic and diluted net (loss) income per share allocable to common stockholders:

As reported	$(0.37)	$0.05	$(0.95)	$0.13
Pro forma net loss per share allocable to common stockholders	$(0.43)	$(0.01)	$(1.13)	$(0.07)

Note 2 — Customer and Product Concentrations

A majority of the Company’s revenue has historically been derived from a small number of wholesale drug distributors and Mutual.  For the nine months ended September 30, 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 35%, 24%, 12% and 24%, respectively, of the Company’s aggregate net product sales.  For the nine months ended September 30, 2004, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual represented approximately 34%, 29%, 18% and 12%, respectively, of the Company’s aggregate net product sales.

During the nine months ended September 30, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 78% of the Company’s total net revenues.  During the nine months ended September 30, 2004, Periostat and Mutual’s branded version of Periostat accounted for approximately 88% of the Company’s total net revenues.

Note 3 — Inventories

Inventories at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Raw materials	$138	$395
Work-in-process	—	394
Finished goods	522	1,903
	$660	$2,692

During the nine month period ended September 30, 2005, the Company recorded a charge to cost of product sales of $979 for excess inventory of Periostat and Mutual’s branded version of Periostat.  The charge resulted from decreased demand for Periostat and the termination of the Company’s License and Supply Agreement with Mutual both of which resulted from the introduction of a third party generic version of Periostat in May 2005.

Note 4 — Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend its revolving credit facility.  The amended credit facility expires on May 31, 2006.  Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility.  The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000.  As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases.  The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate.  As of September 30, 2005, the Company had no borrowings or letters of credit outstanding.

Note 5 — Contract and License Revenues

The Company recorded $446 and $235 in contract and licensing revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively.  During the nine months ended September 30, 2005, $160 of license revenue was recorded to reflect the unamortized portion of upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.

In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic.  Under the Promotion Agreement, the Company will receive a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States.  The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products will be funded by Primus.  The majority of product sample costs and all sales force compensation will be funded by the Company.  During the three and nine months ended September 30, 2005, the Company recognized $144 and $152, respectively, in contract revenues associated with the promotion of the Primus products.

Note 6 — Legal Settlements and Proceedings

On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual.  In the settlement, the Company paid to Mutual $2,000, which was recorded during the three month period ended March 31, 2004.

In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat and would purchase this product exclusively from the Company at prices below the Company’s average manufacturer’s price.  The Agreement also provided for the Company to make price adjustments to Mutual after a generic version of Periostat had become available on the market at a price lower than the selling price of Mutual’s branded version of Periostat.  These adjustments were to take the form of rebates or credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory or to offset rebates and similar retroactive price adjustments requested by, and actually provided by, Mutual to its customers.

On May 13, 2005, the FDA approved a third party generic version of Periostat that was launched in late May 2005.  Upon this generic launch, Mutual was no longer obligated to purchase its branded version of Periostat from the Company.  Net product sales for the nine months ended September 30, 2005 are net of a $984 reduction in revenue for price protection payments paid to Mutual.  As of September 30, 2005, the Company has recorded deferred revenue of $70 for sales to Mutual since the price protection rebate and final selling price had not yet been determined.  (See note 9)

In June 2003, the Company commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat (the “FDA Litigation”).  On July 23, 2003, the United States District Court for the District of Columbia issued an injunction in favor of the Company.  On January 20, 2005, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction that had prohibited the FDA from approving any Abbreviated New Drug Applications, or ANDAs, submitted for any generic version of Periostat.  The Company lodged, but has now withdrawn, an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc. (“IVAX”) and CorePharma LLC (“CorePharma”) in the United States District Court for the Eastern District of New York.  In its complaint, the Company alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee.  The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent.  The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States.  The injunction was denied by the Court on June 16, 2005.  The litigation on the merits of the Company’s patent infringement claims is still pending before the Court in the Eastern District of New York.

Note 7 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York (“SUNY”) covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat.  The Company anticipates that its future legal costs in these matters relating to patent infringement and defense will be reimbursed by SUNY pursuant to its Technology License Agreement with SUNY to the extent that these legal expenses do not exceed royalties earned by SUNY during that period.  During the nine months ended September 30, 2005 and September 30, 2004, the Company incurred $1,073 and $3,203 respectively, in legal defense, litigation and settlement costs, of which $844 and $1,496, respectively, were deducted from royalties payable to SUNY.  In the event such cumulative legal costs exceed the amount of the royalties payable to SUNY, the Company will not be able to recover such legal costs from SUNY.  The cumulative legal patent defense, litigation and settlement costs incurred as of September 30, 2005 exceed the amount of the royalties earned and payable to SUNY by $4,168.  These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Note 8 — Sales Force Restructuring

On May 16, 2005, the Company announced the restructuring of its sales force following the FDA’s approval of a third party generic version of Periostat.  As a result of the restructuring, the Company ceased all dental promotional activities.  The Company incurred a $1,184 restructuring charge during the nine months ended September 30, 2005.  Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of tangible assets and payments due under an operating lease associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company.  As of September 30, 2005, $116 of the restructuring charge had not yet been paid and is a component of accrued expenses on the Company’s Condensed Consolidated Balance Sheet.  (See note 9)  The accrued expense of $116 is expected to be paid over the next twelve months.

On April 22, 2004, the Company announced the restructuring of its pharmaceutical sales organization into dedicated dental and dermatology sales forces.  The Company incurred a $348 restructuring charge during the year ended December 31, 2004.  As of September 30, 2005, all of these costs have been paid by the Company.

Note 9 — Accrued Expenses

Accrued expenses at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Contracted development and manufacturing costs	$2,618	$1,648
Sales and marketing costs	253	212
Payroll and related costs	1,483	1,731
Professional and consulting fees	324	159
Deferred revenue (notes 1 and 6)	107	54
Foreign taxes	937	945
Product returns (note 1)	1,296	592
Miscellaneous taxes	75	99
Restructuring expenses (note 8)	116	25
Other	130	120
	$7,339	$5,585

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results.  There are important factors that could cause our actual results to differ materially from those indicated.  See “Additional Risks That May Affect Results.”

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market.  We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force.  Our marketed dermatology products are Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002, Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic.  We are promoting Alcortin and Novacort to dermatology offices pursuant to a Promotion and Cooperation Agreement executed in June 2005 with Primus Pharmaceuticals, Inc. (“Primus”).

Prior to the May 2005 introduction of a third party generic version of Periostat®, our dental sales force detailed four prescription pharmaceutical products to the dental market.  On May 20, 2005, we ceased all sales promotion activities for these products.  We currently still generate sales from these dental products, which all treat periodontal disease and include our own product Periostat, as well as Atridox®, Atrisorb FreeFlow® and Atrisorb-D® (the “Atrix Products”) which are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.).  We had also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual.  As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from us during June 2005.  Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 19% during the month of September 2005.  We anticipate Periostat’s share of the market will continue to decrease as a result of the third party introduction of a generic version of Periostat.

In addition to our marketed products, we have a pipeline of products in clinical and pre-clinical development.  These products are based on our two proprietary platform technologies, IMPACS™ and Restoraderm®.  IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue.  Periostat is our first FDA-approved IMPACS product.  Periostat-MR™ is a once-a-day, controlled release formulation of Periostat currently in a Phase III clinical trial for the treatment of adult periodontitis.  We do not intend to seek regulatory approval or market Periostat-MR in the United States.  Alliance Pharma PLC, a U.K. specialty pharmaceutical company that acquired our U.K. and European dental assets in

2004, has an option to acquire the rights to seek regulatory approval and market Periostat-MR in the U.K. and Europe.

We recently completed two Phase III clinical trials for Oracea™ for the treatment of rosacea, a dermatological condition.  Oracea contains the same active ingredient and controlled delivery as Periostat-MR.  We submitted our New Drug Application for Oracea to the FDA on August 1, 2005.  In April 2005, we announced the completion of a Phase II proof-of-concept clinical trial for incyclinide (formerly known as COL-3), our second generation IMPACS compound, for the treatment of rosacea.  In September 2005, we initiated a 300-patient, double-blinded, placebo-controlled, Phase II dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne.

Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator.  We have acquired all rights, title and interest to the Restoraderm technology and have initiated the development of five products based on this technology.  We are currently developing Restoraderm products for the treatment of acne and psoriasis.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market.  We intend to continue to market our current products and develop and launch new products based on our two proprietary platform technologies.  Our core focus is on the dermatology market, although we intend to seek additional partnerships with third parties to develop potential uses of our technology outside of that focus.

We were founded in 1992 and completed an initial public offering of our common stock in 1996.  We recorded our first profit in the third quarter of 2002.  Although we earned net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we incurred a net loss allocable to common stockholders of $13.7 million during the nine months ended September 30, 2005 and we have an accumulated deficit of $78.2 million as of September 30, 2005.  We do not expect to generate profits for the year ending December 31, 2005 or 2006.

Significant Recent Developments

On June 6, 2005, we announced the results of our two double-blind, placebo-controlled Phase III clinical studies for Oracea, the first orally administered, systemically delivered drug to treat rosacea.  The two Phase III clinical trials were identical in design and conducted concurrently.  Both studies achieved their primary endpoint by demonstrating a greater reduction in inflammatory lesion count from baseline for the Oracea-treated patients compared to the patients receiving placebo.  In the two trials, patients receiving Oracea experienced a 61% and 46% mean reduction in inflammatory lesions compared to 29% and 20% mean reduction in patients receiving placebo.

On August 1, 2005, we announced the filing of a New Drug Application with the FDA for Oracea.

On October 3, 2005, we announced that the New Drug Application for Oracea had been accepted for review by the FDA.  The Prescription Drug User Fee Act (PDUFA) target date for reviewing the submission is May 30, 2006.

On August 2, 2005, the results from a Phase II clinical trial evaluating incyclinide as a treatment for rosacea were presented.  The Phase II trial was designed to establish proof of principle for incyclinide as a potential treatment for a dermatologic condition.  In this double-blind, placebo-controlled clinical trial, patients were administered either incyclinide or placebo once a day for 28 days.  The study achieved its primary endpoint, demonstrating a statistically significant, greater reduction in inflammatory lesion count from baseline for the incyclinide treated patients compared to patients on placebo.

On August 3, 2005, we announced that the United States Patent and Trademark Office had published on its website that U.S. Patent Application, serial no. 10/117,709, had been allowed.  This patent covers the use of sub-antimicrobial tetracyclines, including Oracea, and non-antimicrobial tetracyclines, including incyclinide, for the treatment of acne and acne rosacea.  This patent application has a priority date of April 5, 2002 and an expiration date 20 years from that date.

On September 26, 2005, we announced the initiation of a Phase II, double-blind, placebo-controlled, dose-finding clinical trial to evaluate the safety and efficacy of incyclinide.  This trial will enroll approximately 300 patients with moderate to severe acne at 20 investigational centers throughout the United States.  The trial will evaluate three dosage strengths of incyclinide and a placebo over a 12-week period with the objective of determining an optimal dose for Phase III testing.  We anticipate that the results of the trial will be available in the fourth quarter of 2006.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

Revenues (dollars in thousands)	2005	Change	2004
Net Product Sales	$4,298	(60.9)%	$10,991
Contract and License Revenues	202	140.5%	84
Total	$4,500	(59.4)%	$11,075

The decrease in net product sales during the three months ended September 30, 2005 was primarily due to the launch of a third party generic competitor to Periostat in May 2005.  During the third quarter of 2005, Periostat accounted for 22% of the total dispensed prescriptions for the 20 mg doxycycline market compared to the 100% market share held by Periostat and Mutual’s branded version of Periostat supplied by us in the third quarter of 2004.  Contract and license revenues during the third quarter of 2005 were derived from residual contract revenues from our expired agreement with Merck & Co., Inc. for Vioxx®, contract revenues from our Promotion and Cooperation Agreement with Primus and international licensing revenues for Periostat.  During the third quarter of 2004, contract and license revenues were derived from residual revenues from our expired agreement with Merck and international licensing fees for Periostat.  The increase in contract and license revenues in the third quarter of 2005 compared to the third quarter of 2004 was due primarily to our Promotion and Cooperation Agreement with Primus, initiated in June 2005.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2005	Change	2004
Cost of Product Sales	$852	(44.6)%	$1,537
Percent of Net Product Sales	19.8%	N/A	14.0%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect a decrease in inventory carrying value, if any.

The decrease in cost of products sales was primarily the result of lower net product sales.  The increase in cost of product sales as a percent of net product sales was due to a higher absorption of fixed overhead costs over a smaller net product sales base as well as a change in product mix.

Research and Development

Research and Development (dollars in thousands)	2005	Change	2004
Research and development	$3,942	81%	$2,178

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

Significant development projects conducted during the three months ended September 30, 2005 included:

•                                          our continuing clinical and manufacturing development work for Oracea, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $2.0 million;

•                                          our clinical and manufacturing development work for incyclinide, a second generation IMPACS compound, totaling $820,000;

•                                          stability testing and formulation costs for two potential products utilizing our

Restoraderm technology, which accounted for total costs of approximately $236,000; and

•                                          our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $313,000.

We estimate that if Oracea, incyclinide and our Restoraderm acne and psoriasis products are developed to the point of commercialization, the additional formulation and clinical development expenses and milestones fees expected to be incurred over the next five years would be approximately $30.0 to $35.0 million.

Significant development projects conducted during the three months ended September 30, 2004 included:

•                                          our continuing clinical and manufacturing development work for Oracea, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $443,000; and

•                                          our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $601,000; and

•                                          in-process research and development charges resulting from the purchase of Restoraderm, milestone, formulation and stability testing costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $530,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2005	Change	2004
Selling, General and Administrative	$4,918	(22.4)%	$6,341

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2005 included approximately $2.1 million in direct selling and sales training expenses, approximately $1.4 million in marketing expenses (including advertising and promotion expenditures for the Primus products and Pandel) and approximately $1.5 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2004 included approximately $3.2 million in direct selling and sales training expenses, approximately $1.8 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, and Pandel) and approximately $1.5 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The decrease in selling, general and administrative expenses during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily attributable to decreased personnel costs as a result of the May 2005 termination of our dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force.

Interest Income

Interest Income (dollars in thousands)	2005	Change	2004
Interest income	$288	191%	$99

The increase in interest income was due to higher average investment yields.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $454,000 during the three months ended September 30, 2005 and $400,000 during the three months ended September 30, 2004.  Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Revenues (dollars in thousands)	2005	Change	2004
Net Product Sales	$23,006	(40.5)%	$38,691
Contract and License Revenues	446	89.8%	235
Total	$23,452	(39.8)%	$38,926

Revenues during the nine month period ending September 30, 2005 included approximately $23.0 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products.  The decrease in 2005 net product sales was primarily due to lower Periostat net sales as a result of the launch of a third party generic competitor in May 2005.  During the nine month period ended September 30, 2005, Periostat and Mutual’s branded version of Periostat supplied by us accounted for approximately 34% of the total dispensed prescriptions for the 20 mg doxycycline market compared to the 100% market share held by Periostat and Mutual’s branded version of Periostat supplied by us in the nine month period ended September 30, 2004.  Contract and license revenues during the nine months ended September 30, 2005 were derived from residual contract revenues from our expired agreement with Merck & Co., Inc. for Vioxx, contract revenues from our Promotion and Cooperation Agreement with Primus and international licensing revenues for Periostat.  During the nine months ended September 30, 2005, $160,000 of contract and license revenue was recorded to include the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.  During the nine months ended September 30, 2004, contract and license revenues were derived from residual contract revenues from our expired agreement with Merck and international license fees, including the amortization of the Showa Yakuhin Kako Co., Ltd. license.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2005	Change	2004
Cost of Product Sales	$5,017	(10.3)%	$5,590
Percent of Net Product Sales	21.8%	N/A	14.4%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect a decrease in inventory carrying value, if any.

Cost of product sales for the nine months ended September 30, 2005 includes a charge of approximately $979,000 associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat supplied by us as a result of the launch by a third party generic competitor.  Cost of product sales also increased as a percentage of net product sales as a result of lower average selling prices to Mutual, a greater absorption of fixed overhead expense over a smaller net sales base and a change in product mix during the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004.

Research and Development

Research and Development (dollars in thousands)	2005	Change	2004
Research and development	$11,237	86.6%	$6,023

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs.

Significant development projects conducted during the nine months ended September 30, 2005 included:

•                                          our continuing clinical and manufacturing development work for Oracea, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $5.2 million;

•                                          our clinical and manufacturing development work for incyclinide, a second generation IMPACS compound, totaling $2.0 million;

•                                          stability testing and formulation costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $740,000; and

•                                          our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $1.3 million.

We estimate that if Oracea, incyclinide and our Restoraderm acne and psoriasis products are developed to the point of commercialization, the additional formulation and clinical development expenses and milestones fees expected to be incurred over the next five years would be approximately $30.0 to $35.0 million.

Significant development projects conducted during the nine months ended September 30, 2004 included:

•                                          our continuing clinical and manufacturing development work for Oracea, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of rosacea, which accounted for total costs of approximately $1.6 million;

•                                          our continuing clinical and manufacturing development and formulation work for Periostat-MR, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $1.3 million;

•                                          in-process research and development charges resulting from the purchase of Restoraderm, milestone, formulation and stability testing for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $853,000; and

•                                          a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for total costs of approximately $417,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2005	Change	2004
Selling, General and Administrative – other	$19,175	(13.3)%	$22,122
Selling, General and Administrative – legal settlement	—	N/A	2,000
Selling, General and Administrative – restructuring	$1,184	240.2%	348
Total	$20,359	(16.8)%	$24,470

Selling, general and administrative – other expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative – other expenses incurred during the nine months ended September 30, 2005 included approximately $8.8 million in direct selling and sales training expenses, approximately $5.0 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel) and approximately $5.4 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative – other expenses incurred during the nine months ended September 30, 2004 included approximately $11.4 million in direct selling and sales training expenses, approximately $5.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel), and approximately $4.8 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The decrease in selling, general and administrative – other expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to decreased personnel costs as a result of the April 2004 sales force restructuring and the May 2005 termination of our dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force, offset partially by increased legal costs.

Selling, general and administrative – legal settlement consisted of $2.0 million during the three months ended September 30, 2004 that resulted from the accrual for a one-time payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

Selling, general and administrative – restructuring during the nine months ended September 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat in May of 2005.  As a result of the restructuring, we ceased all sales activities of our dental franchise.  Selling, general and administrative – restructuring during the nine months ended September 30, 2004 consisted of $348,000 that resulted from a charge related to the April 2004 reorganization of our sales organization into dedicated dental and dermatology sales forces.

Interest Income

Interest Income (dollars in thousands)	2005	Change	2004
Interest income	$763	219.2%	$239

The increase in interest income was due to higher average investment balances in 2005, as well as higher average investment yields.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $1.3 million during the nine months ended September 30, 2005 and $1.2 million during the nine months ended September 30, 2004.  Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D preferred stock in May 1999.

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

•                                          The terms and conditions of our outstanding Series D preferred stock;

•                                          Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank; and

•                                          The state of the capital markets generally and, in particular, the receptivity of the capital markets to our future financings.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004.  The amended credit facility expires on May 31, 2006.  Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility.  The amount available to us is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2.0 million.  As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate.  As of September 30, 2005, we had no outstanding borrowings or letters of credit.

At September 30, 2005, we had cash, cash equivalents and short-term investments of approximately $34.7 million, a decrease of approximately $3.9 million compared to the approximately $38.6 million balance at December 31, 2004.  This decrease is primarily attributable to our operating loss during the nine months ended September 30, 2005, offset in part by cash receipts from revenues which were deferred, collection of our trade receivables and a reduction in our inventory levels.  In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper and money market funds.  Our working capital at September 30, 2005 was $27.2 million compared to $39.7 million at December 31, 2004.  During the nine months ended September 30, 2005, we invested approximately $319,000 in capital expenditures, paid $1.6 million in cash dividends to the holders of our Series D preferred stock and liquidated approximately $4.8 million (net of purchases) of short-term investments.

As of September 30, 2005, we had approximately $416,000 in outstanding accounts receivable due from Mutual all of which was paid in October 2005.

Cash Flows/Cash Management

The principal use of cash in operating activities in the nine months ended September 30, 2005 was the payment of operating expenses and related working capital liabilities.  Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the nine months ended September 30, 2005 consisted primarily of purchases and sales of short-term investments.  Financing activities during the nine months ended September 30, 2005 consisted primarily of the payment of preferred dividends to our Series D preferred stockholders, partially offset by the exercise of common stock options.

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

Certain provisions of our certificate of incorporation require the written approval of a majority of the Series D preferred stockholders before we can make research and development expenses in excess of $7,000,000 in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.  We may be deemed to have exceeded this $7,000,000 threshold in 2005 and anticipate that our research and development expenditures will exceed this threshold in 2006.  Our management is currently in discussions with the majority holder of the Series D preferred stock seeking to obtain its approval to exceed this threshold.  If the Series D preferred stockholders do not approve our contemplated research and development expenditures, we may have to revise our research and development spending in order to remain below the $7,000,000 threshold, which could affect our competitive position, business prospects and financial condition.

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

Revenue Recognition

Historically, we have recognized all product sales revenue upon shipment to wholesale customers, net of estimated future returns, estimates for chargebacks, wholesale distribution fees, if applicable, rebates, generic introductions and current inventory levels in the distribution channel provided that collection was probable and no significant obligations remained.  Following the launch of generic competition to Periostat in May 2005, and commencing with the second quarter of 2005, we now recognize Periostat sales revenue primarily based on sales to end-users, which we estimate using prescription demand data generated by a leading independent prescription tracking service.  Accordingly, since it is possible that the launch of generic competition to Periostat in May 2005 may increase the rate of product returns from the distribution channel, we have accrued $1.2 million for potential Periostat returns in Accrued Expenses on the Condensed Consolidated Balance Sheet at September 30, 2005.

Upon the launch of the third party generic equivalent to Periostat, our agreement with Mutual provides for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat.  Accordingly, we have deferred revenues associated with our shipments of these products until such future time as the selling price becomes fixed and determinable.  At September 30, 2005, our Condensed Consolidated Balance Sheet included $70,000 in deferred revenue associated with sales of Mutual’s branded version of Periostat.

We recognize all other product sales revenue (excluding Periostat and Mutual’s branded version of Periostat) upon shipment, net of estimated returns, rebates, chargebacks and wholesale distribution fees, if applicable, provided that collection is determined to be probable and no significant obligations remain.

Pursuant to our Promotion and Cooperation Agreement with Primus contract revenues for Alcortin and Novacort are fee-based arrangements where revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  We do not take title to the inventory sold by Primus under the Promotion Agreement.

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

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible.  The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.  While we have been profitable for the past two years, we have a loss for the nine months ended September 30, 2005 and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our consolidated balance sheet.

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

Excess Inventory

During the nine month period ended September 30, 2005, we recorded a charge of $979,000 for the estimated excess inventory of Periostat and Mutual’s branded version of Periostat due to decreased demand following the introduction of a third party generic version of Periostat.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Additional Risks That May Affect Results

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operation, the success of our pre-clinical, clinical and development programs and our dermatology franchise and research and development expenditures in light of certain approval rights related to such expenditures held by our Series D stockholders.  Forward-looking statements may be identified by the use of forward-looking terminology such as “believes,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

We are depending heavily on the success of our most advanced product candidate, Oracea, for the treatment of rosacea, which is still under regulatory review.  If we are unable to obtain approval for and commercialize Oracea, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our recent efforts and financial resources on the development of our most advanced product candidate, Oracea, for the treatment of rosacea.  Our ability to generate substantial product revenues from Oracea, which we do not expect will occur for at least the next two years, if ever, will depend heavily on the successful development and commercialization of Oracea.  The success of Oracea will depend on several factors, including the following:

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

Our strategy depends on our ability to identify our discoveries rapidly and to seek patent protection for them.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.  The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.  In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention.  Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

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

If our preferred stockholders do not approve our research and development expenditures, our business will be adversely affected.

Certain provisions of our certificate of incorporation require the written approval of a majority of the Series D preferred stock holders before we can make research and development expenses in excess of $7,000,000 in any continuous twelve month period, unless we have reported positive net income for four consecutive quarters immediately prior to such twelve month period.  We may be deemed to have exceeded this $7,000,000 threshold in 2005 and anticipate that our research and development expenditures will exceed this threshold in 2006.  Our management is currently in discussions with the majority holder of the Series D preferred stock seeking to obtain its approval to exceed this threshold.

If the Series D preferred stockholders do not approve our contemplated research and development expenditures, we may have to revise our research and development spending in order to remain below the $7,000,000 threshold.  If we are required to restrict our research and development expenditures, we may have to delay, reduce or abandon certain development programs and activities, which would impede our ability to implement our strategies and could affect our competitive position, business prospects and financial condition.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved.  Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application, or may affect the period for which the data filed in relation to the company’s products may not be accessed by those wishing to obtain approvals to market similar products.  The FDA, and comparable authorities in other countries, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could influence how a product candidate is classified and delay, limit or prevent regulatory approval of a product candidate.  Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory bodies.  These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping.  Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.  Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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

We have historically relied on sales of Periostat and Mutual’s branded version of Periostat, together with revenues generated by the other products that made up our dental business, for most of our revenue.  During the nine months ended September 30, 2005 and each of the years ended December 31, 2004, 2003 and 2002, Periostat and Mutual’s branded version of Periostat supplied by us (with respect to the nine months ended September 30, 2005 and the year ended December 31, 2004), accounted for approximately 78%, 88%, 82% and 82% of our total net revenues, respectively.

On May 13, 2005, the FDA approved a third party generic version of Periostat and a generic product was launched soon thereafter in late May 2005.  Upon this generic launch, Mutual was no longer obligated to purchase and is not expected to purchase their branded product from us.  We do not anticipate future shipments of Mutual’s branded version of Periostat supplied by us.  In addition, we have had to disband our dental sales force and delay or discontinue certain research and development activities in the dental business.  Consequently, while we continue to generate cash flow from the dental business, our revenues and margins from Periostat and the volume of our other dental business, have decreased significantly and are anticipated to continue to decrease as a result of the third party introduction of a generic version of Periostat.  If this decrease is more significant than we expect, we may experience difficulty in managing our cash, which would have a material adverse effect on our ability execute our strategies and develop our dermatology business.

We cannot assure you that our clinical trials will be completed in a timely manner or will meet agreed upon end-points.

As part of our plans to expand into the dermatology market, we will need to conduct extensive testing of our products, pursuant to protocols that measure end points agreed with the FDA or other regulatory agencies.  We cannot guarantee that Phase I, Phase II, or Phase III testing for our products in development will be completed successfully within any specified period of time, if at all.  Many products that initially appear promising are found, after clinical evaluation, not to be safe and effective.  Also, we, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Delays in patient enrollment in clinical trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

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

•                                          we may not be able to manufacture the investigational or commercial product in sufficient quantity or quality or at acceptable cost;

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

The following table sets forth the high and low closing market price per share for our common stock for each of the quarters in the period beginning October 1, 2002 through September 30, 2005, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
December 31, 2002	$9.74	$4.61

March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90

March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37

March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at September 30, 2005 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at September 30, 2005.  Our short-term investments in commercial paper and government notes are carried at fair value.

Item 4.                    Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.                    Exhibits.

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

CollaGenex Pharmaceuticals, Inc.

Date:	November 3, 2005	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2005	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)