Form 10-K
period 2005-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2006-03-16
CIK 1012270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-28308

COLLAGENEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1758016
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

41 University Drive, Newtown, Pennsylvania	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (215) 579-7388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Preferred Stock Purchase Rights, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes:	☐	No:	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes:	☐	No:	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	☒	No:	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes:	☐	No:	☒

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2005, based on $7.61 per share, the last reported sale price on the NASDAQ National Market on that date, was $107.2 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2006:

Class	Number of Shares
Common Stock, $0.01 par value	17,417,734

The following documents are incorporated by reference into the Annual Report on Form 10-K:  Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.                        Business.

General

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from four prescription pharmaceutical products that we continue to sell to the dental market.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: Oracea™, for which a New Drug Application, or NDA, is currently under review by the United States Food and Drug Administration, or FDA, for the treatment of rosacea; incyclinide (formerly known as COL-3), which is currently in Phase II dose-finding clinical trials for the treatment of acne; COL-118, a pre-clinical topical compound based upon the SansRosa technology that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions; and our Restoraderm® Dermal Drug Delivery System, which is currently under development.

Our marketed dermatology products are: Pandel®, a prescription corticosteroid; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In May 2002, we executed a sublicense agreement with Altana Inc. to market and distribute Pandel to dermatologists in the United States and Puerto Rico. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals, Inc., or Primus, to market Alcortin and Novacort to dermatologists.

Our original dental product, Periostat®, is an orally administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. We launched Periostat in January 1999, and by 2005 Periostat was the largest branded prescription pharmaceutical product in the dental market. Between April 2004 and June 2005, we also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product and, as a result of this generic launch, Mutual ceased purchasing product from us during June 2005. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and the other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.). Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 14% at December 31, 2005.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa™ and Restoraderm.

IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat is our first FDA-approved IMPACS product. Oracea and incyclinide are IMPACS compounds currently in clinical development for the treatment of rosacea and acne, respectively. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis. Our SansRosa technology, which we acquired in connection with the acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa,

in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to formulate and develop a topical treatment for rosacea based on one or more of these compounds. Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescription and over the counter products based on the Restoraderm technology, although we do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

We recently completed two Phase III clinical trials for our leading IMPACS product development candidate, Oracea, for the treatment of rosacea, a dermatological condition. Oracea is a modified release formulation of a sub-anti-microbial dose of doxycycline, the same active ingredient as Periostat. On June 6, 2005, we announced the results of our two double-blinded, placebo-controlled Phase III clinical studies for Oracea. The two Phase III clinical trials were identical in design and conducted concurrently. Both studies achieved their primary endpoint by demonstrating a greater reduction in inflammatory lesion count from baseline for the Oracea-treated patients compared to the patients receiving placebo. In the two trials, patients receiving Oracea experienced a 61% and 46% mean reduction in inflammatory lesions compared to 29% and 20% mean reduction in patients receiving placebo. On August 3, 2005, we announced that the United States Patent and Trademark Office, or USPTO, had published on its website that U.S. Patent Application, serial no. 10/117,709, had been allowed. This patent covers the use of sub-anti-microbial tetracyclines, including Oracea, and non-antimicrobial tetracyclines, including incyclinide, for the treatment of acne and acne rosacea. This patent application has a priority date of April 5, 2002 and an expiration date 20 years from that date. We submitted our NDA for Oracea to the FDA on August 1, 2005. On October 3, 2005, we announced that the NDA for Oracea had been accepted for review by the FDA. The Prescription Drug User Fee Act (PDUFA) target date for reviewing the submission is May 31, 2006.

In April 2005, we announced the completion of a Phase II proof-of-concept clinical trial for our second generation IMPACS compound, incyclinide, for the treatment of rosacea. On August 2, 2005, the results from this Phase II clinical trial evaluating incyclinide as a treatment for rosacea were presented at a major dermatology conference. The Phase II trial was designed to establish proof of principle for incyclinide as a potential treatment for inflammatory dermatologic conditions. In this double-blinded, placebo-controlled clinical trial, patients were administered either incyclinide or placebo once a day for 28 days. The study achieved its primary endpoint, demonstrating a statistically significant, greater reduction in inflammatory lesion count from baseline for the incyclinide treated patients compared to patients on placebo. On September 26, 2005, we announced the initiation of a Phase II, double-blinded, placebo-controlled, dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. This trial will enroll approximately 300 patients at approximately 20 investigational centers throughout the United States. The trial will evaluate three dosage strengths of incyclinide and a placebo over a 12-week period with the objective of determining a dose for Phase III testing. We anticipate that the “last patient out” date will take place by the end of 2006. On November 9, 2005, we announced that the National Institutes of Health had awarded a grant of approximately $962,000 for additional research and development of incyclinide.

On December 14, 2005, we executed a Share Purchase Agreement, or the SansRosa Purchase Agreement, with SansRosa and all of the existing shareholders of SansRosa, or the SansRosa Shareholders, pursuant to which we acquired 51% of the outstanding shares of capital stock of SansRosa. SansRosa is the assignee of certain U.S. Patent Cooperation Treaty and foreign patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, we have a right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, we will pay the shareholders of

SansRosa an additional $4.0 million to $6.0 million. The agreement also provides for earn-out payments linked to future product sales.

On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Cumulative Convertible Preferred Stock, or the Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, or the Exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Cumulative Convertible Preferred Stock, or the Series D-1 Stock.

Through the Exchange, the Series D stockholders have agreed to, among other things (i) permanently waive their right to approve our research and development expenditures in excess of $7.0 million annually in exchange for a reduction in the conversion price of the Series D Stock from $9.89 per share to $8.50 per share, and (ii) a reduction in the number of consecutive trading days during which the closing price of our common stock must exceed two times the conversion price of the Series D-1 Stock before we can require mandatory conversion of the Series D-1 Preferred Stock into common stock from 40 trading days to 30 trading days. As a result of the Exchange, the price at or above which our common stock must initially trade for such 30-day period before we can require mandatory conversion of the Series D-1 Stock, has been reduced from $19.78 per share to $17.00 per share.

On December 21, 2005, we entered into definitive agreements with institutional and other investors to sell 2.9 million shares of our common stock for an aggregate gross purchase price of $29.0 million. The first closing of this transaction, for $15.5 million of the gross proceeds, was held on December 23, 2005. The second closing of the transaction, for $13.5 million of the gross proceeds, occurred on January 6, 2006. The net proceeds of the offering were approximately $27.1 million after deducting the placement agency fees and all offering expenses that were payable by us. Roth Capital Partners, LLC acted as placement agent and SunTrust Robinson Humphrey Capital Markets acted as financial advisor to us in connection with the offering.

During 2005, we added Douglas A. Poedtke to our management team as Vice President of Sales. In September 2005, we also announced the appointment of George Lasezkay, Pharm.D., J.D., to our Board of Directors.

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

In this Annual Report on Form 10-K, the terms “CollaGenex,” “we,” “us” and “our” includes CollaGenex Pharmaceuticals, Inc. and its subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

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

CollaGenex Pharmaceuticals, Inc.—United States trademarks:

Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra™, Periostat-MR™, SansRosa™, Unorthodoxy™, Aprecin™, Zedara™ and Oracea™.

CollaGenex Pharmaceuticals, Inc.—European Community trademarks:

Periostat®, Nephrostat®, Optistat®, Xerostat®, SansRosa™, Unorthodoxy™, Aprecin™, Zedara™ and Oracea™.

CollaGenex International, Ltd. (our wholly-owned subsidiary)—United Kingdom trademarks:

Periostat®, Nephrostat®, Optistat®, Xerostat®, IMPACS®, Dentaplex®, Restoraderm®, Periocycline®, Periostatus® and Periostat-MR®.

CollaGenex International, Ltd.—European Community and United Kingdom trademarks:

CollaGenex®, PS20®, Dermastat®, Periostan®, Periostat-SR®, “C” Logo® and “The Whole Mouth Treatment” Logo®.

CollaGenex International, Ltd.—European Community Trademarks:

Periocycline™, Restoraderm™, and Periostat-MR™.

Marks listed herein may additionally be registered in jurisdictions not specified in the above list. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

Products and Product Agreements

Our Currently Marketed Dermatology Products

The three prescription pharmaceutical dermatology products that we currently market are summarized below:

Products	Territory Where Marketed	Marketing Partner
Pandel	United States	Altana, Inc.
Alcortin	United States	Primus Pharmaceuticals, Inc.
Novacort	United States	Primus Pharmaceuticals, Inc.

Pandel

In May 2002, we executed a Sublicense Agreement with Altana Inc., the United States subsidiary of Altana Pharma AG, pursuant to which we were granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel, a mid-potency topical corticosteroid cream indicated for the relief of mild-to-moderate inflammatory disorders of the skin in adults, such as atopic dermatitis and psoriasis. Altana currently licenses the rights to Pandel from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. Pursuant to the terms of our sublicense, we paid Altana an aggregate sublicense fee of $1.7 million in 2002. We purchase from Altana all Pandel products to be sold and promotional samples, and we are required to pay Altana a royalty fee equal to a percentage of the net sales of Pandel.

Alcortin and Novacort

On June 6, 2005, we executed a Promotion and Cooperation Agreement with Primus. Under this agreement, we acquired the right to promote Alcortin and Novacort to dermatologists in the United States. Alcortin (1% iodoquinol and 2% hydrocortisone) is a prescription topical antifungal steroid combination, and Novacort (2% hydrocortisone acetate and 1% pramoxine HCl) is a prescription topical steroid and anesthetic. Both products contain a proprietary Biopeptide Aloe Complex™ which is designed to improve skin penetration and help reduce inflammation. We have agreed to (i) maintain, manage and compensate a direct sales force sufficient to make the products the subject of an agreed number of detail calls in the United States, and (ii) achieve certain agreed combined levels of sales of the products during a three-year period. In exchange for our services, we earn a quarterly fee from Primus based on a percentage of the gross profit arising from prescriptions written by dermatologists that result in sales of the products in the United States. The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the direct promotion of the Primus products are funded by Primus. The majority of product sample product costs and all sales force compensation are funded by us. The Promotion and Cooperation Agreement has an initial term that extends through June 30, 2008 and then renews automatically for successive additional terms of one year unless earlier terminated pursuant to the terms of the agreement.

Other Product Offerings

Periostat

Periostat, a 20 mg dose of doxycycline hyclate, is a unique sub-anti-microbial dosage strength of doxycycline that suppresses the chronic and progressive tissue degradation characteristic of adult periodontitis, without exerting any anti-microbial effect. Adult periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone, as well as breakdown of the alveolar bone itself, ultimately resulting in tooth loss. Doxycycline is an active ingredient of several FDA approved drugs and has been in use, at higher dosages, for approximately 40 years. At such higher doses, it is indicated for the treatment of microbial infections and, along with other tetracyclines, has a well established safety record. Periostat is intended to be taken orally by the patient between dental visits.

In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to scaling and root planing, or SRP, to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. In May 2005, a third party generic version of Periostat was introduced to the dental market, and we discontinued all direct selling and promotional activities for Periostat. We had also sold a separately branded version of Periostat to Mutual pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from us during June 2005.

Atridox, Atrisorb FreeFlow and Atrisorb-D

Pursuant to the terms of an exclusive License and Marketing Agreement that we executed with Atrix Laboratories, Inc. (now known as QLT USA, Inc.) in August 2001, we obtained the right to market, sell and distribute Atrix’s proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community.

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

On February 22, 2006, we amended our License and Marketing Agreement with QLT, and have agreed to continue to sell the Atrix Products through our distributor and pay an increased royalty on net sales and an increased transfer price, but we are no longer required to make annual minimum expenditures for advertising and promotional activities. In May 2005, we discontinued all direct selling and promotional activities for the Atrix Products. Pursuant to the amended agreement, either party may terminate the License and Marketing Agreement at any time, with or without cause, upon six (6) months prior written notice. The amendment extends the term of the License and Marketing Agreement through December 31, 2007.

Our Previously Marketed Products

Vioxx

Pursuant to a Co-Promotion Agreement we executed with Merck & Co., Inc., or Merck, in September 1999, we received the exclusive right to co-promote Vioxx®, a prescription strength, non-steroidal anti-inflammatory drug, to the dental community. The agreement provided for certain payments by Merck to us upon sales of Vioxx. In September 2002, we executed an amendment, extension and restatement of the Co-Promotion Agreement which provided that the agreement would expire on December 31, 2003. The Co-Promotion Agreement provides for indemnification of us by Merck against any claims arising from manufacturing or design defects in the Vioxx product or for which we, as the promoter of the product, may be strictly liable as if we were a seller of an inherently dangerous product. During the year ended December 31, 2005, we recorded $153,000 in residual contract revenues under this agreement. We do not expect to earn any further residual contract revenues from this agreement beyond December 31, 2005.

AVAR

In March 2003, we executed co-promotion agreements with Sirius Laboratories, Inc. pursuant to which we jointly marketed Sirius Laboratories’ AVAR™ product line and Pandel to dermatologists in the United States. These agreements were mutually terminated on December 31, 2003. We did not receive any revenue during the years ended December 31, 2004 or December 31, 2005 and do not expect to receive any future contract revenues from AVAR.

Denavir

In October 2002, we entered into a Product Detailing Agreement with Novartis Consumer Health, Inc. pursuant to which we co-promoted Denavir® to target dentists in the United States and received detailing fees and performance incentives from Novartis Consumer Health, Inc. The agreement with Novartis to co-promote Denavir expired on September 30, 2003, and we and Novartis decided not to renew the arrangement with respect to Denavir. We did not receive any revenue during the years ended

December 31, 2004 or December 31, 2005 and do not expect to receive any future contract revenues from Novartis with respect to Denavir.

Sales and Marketing

On May 16, 2005, we announced the restructuring of our sales force following the FDA’s approval of a third-party generic version of Periostat. As a result of the restructuring, we discontinued all direct selling promotional activities for our dental products and, as of December 31, 2005, employed a 33-person, dedicated dermatology sales force. We are currently expanding our sales force to 80 professionals in preparation for an anticipated approval and launch of Oracea during 2006.

We produce educational marketing materials, detail aids and product samples that are used extensively by our representatives in their presentations to dermatology professionals. We also focus on providing continuing medical education programs and convention activities.

Sales training is an important component of our sales and marketing efforts. New representatives receive four weeks of field training and three weeks of intensive office training in dermatology, territory management and selling skills. Training continues at district-level meetings throughout the year.  In a complex regulatory environment, we also train sales personnel on compliance with the relevant rules and guidelines of the FDA and other government agencies.

Manufacturing, Distribution and Suppliers

In 1995, we entered into a supply agreement with Hovione International Limited, or Hovione, pursuant to which the active ingredient in Periostat, doxycycline hyclate, is supplied to us by Hovione from its offshore facilities. Hovione supplies a substantial portion of the doxycycline used in the United States from two independent facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The initial term of the supply agreement expired on January 25, 2000 and, pursuant to an addendum to that agreement, the term was extended to May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default that remains uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline, and have no back-up supplier at this time.

In September 2000, we entered into a Service and Supply Agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., or PMRS, for the tablet formulation of Periostat. This agreement was terminated at the time a generic 20 mg doxycycline hyclate tablet became available on the market. We now purchase the tablet formulation of Periostat from PMRS on a purchase order basis. Currently, PMRS is the sole third-party contract manufacturer to supply a tablet formulation of Periostat to us. PMRS is required to comply with current Good Manufacturing Practices, or cGMP, requirements.

In November 1998, we executed a Distribution Services Agreement with Cardinal Health Specialty Pharmaceutical Services, or SPS, pursuant to which SPS acts as our exclusive logistics provider for Periostat in the United States and Puerto Rico. Under this agreement, SPS warehouses and ships Periostat and Pandel from its central distribution facility in LaVergne, Tennessee to wholesalers that distribute our products to pharmacies throughout the United States for prescription sale to patients. SPS also provides various customer and financial support services to us, including billing and collections, contract pricing maintenance, cash application, chargeback processing and related reporting services. The Distribution Services Agreement had an initial term of three years with automatic renewal for successive one-year periods unless notice of termination was provided by either party 90 days prior to expiration. We negotiated a three-year extension of such agreement having similar terms to the original agreement with an effective date of March 1, 2002.

In February 2002, we executed a Wholesale Service Agreement effective November 2001 with Cardinal Health Specialty Pharmaceutical Distribution, or SPD, pursuant to which SPD acts as our non-exclusive authorized distributor of Atridox, Atrisorb FreeFlow and Atrisorb-D. Under this agreement, as amended, SPD will also provide certain additional services, including marketing, sales detail report production and contract administration. The Wholesale Service Agreement had an initial term of three years and renews automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

In October 2005, we entered into an agreement with a third party provider pursuant to which we have agreed to pay monthly invoiced costs and expenses in exchange for certain research and development services, process development and material preparation services relating to incyclinide.

In March 2006, we executed a Commercial Manufacturing Agreement effective December 31, 2005 with Cardinal Health PTS, LLC, or PTS, pursuant to which PTS has agreed to manufacture Oracea for us. Pursuant to the terms of the agreement, we agree to (i) furnish to PTS on a monthly basis a rolling forecast of product quantities for the subsequent twelve-month period, the first three months of which shall become binding, and (ii) pay PTS a fee for the product, subject to an annual adjustment. The Commercial Manufacturing Agreement has an initial term of four years unless terminated earlier pursuant to its terms.

Customers/Backlog

During 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual, represented approximately 37%, 24%, 12% and 22%, respectively, of our aggregate net product sales. We do not sell our products directly to drug chain retailers, supermarkets, independent pharmacies or other mass merchants.

Historically in the pharmaceutical wholesale distribution industry, wholesalers were speculative in their purchasing practices in anticipation of manufacturer product price increases. To manage this process, we maintain an Inventory Management Agreement with a major wholesale customer. Under this agreement we are provided with weekly retail product demand information and current stocking levels for our products; additionally this wholesaler has agreed to manage the variability of its purchases within specified limits. In return we provide this wholesaler the right to purchase a specific amount of inventory from us at the sales price in effect immediately prior to announced price increases.

In April 2005, we also executed Distribution Services Agreements with two wholesalers pursuant to which we agree to pay a percentage of the net invoice cost in exchange for certain product distribution, inventory management and administrative services.

Research and Development

Overview

Our research and development activities are conducted primarily by third parties including contract research organizations and academic and government institutions. The main focus of these activities is the research and development of novel and/or known compounds for application in a variety of inflammatory and tissue-destructive disorders.

Technology

Our core technology is the IMPACS technology and is licensed from SUNY. It involves the use of a broad class of compounds (IMPACS) that have been chemically modified to retain and enhance their anti-collagenolytic and other properties but which may have the structure elements responsible for their antibiotic activity removed. These compounds inhibit the destruction of the connective tissues of the body and down-regulate the pathological host response to a variety of external and internal mediators of inflammation and tissue destruction.

The technology works in part by modulating the activity of matrix metalloproteinases. Matrix metalloproteinases are responsible for the normal turnover of collagen and other proteins that are integral components of a variety of connective tissues such as skin, bone, cartilage and ligaments.

Under normal physiological conditions, the natural breakdown of collagen is in part regulated by the interaction between the degradative properties of matrix metalloproteinases and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases, which modulate the level of matrix metalloproteinase activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in adult periodontitis. Similar degradative activity is associated with numerous other disorders and conditions, including, but not to those in dermatology, such as acne and rosacea.

Our license from SUNY also covers certain compounds that have shown potential in a number of preclinical models of excessive connective tissue breakdown. Our current research and development programs focus on the potential use of IMPACS compounds for a variety of disorders characterized by inflammation and connective tissue destruction. Additional research by SUNY researchers has been conducted to identify, synthesize and characterize a new generation of IMPACS compounds, and we have filed patent applications on structure and use of these compounds.

Major research programs which we have conducted over the last three years include: (i) Oracea for the treatment of rosacea; (ii) the development of a “once-a-day” formulation of Periostat (Periostat-MR™), which was discontinued in 2005; (iii) the development of incyclinide for acne; and (iv) the development of our Restoraderm platform.

Rosacea

Rosacea is a condition that affects approximately 13.6 million adults in the United States. Rosacea affects primarily the face and is typically characterized by the appearance of inflammatory lesions (papules, pustules and nodules), erythema (skin redness) and telangiectasia (spider veins). If allowed to progress to a moderate or severe condition, rosacea can cause itching, pain and thickening of the skin. In severe cases, a disfiguring enlargement of the nose can develop, a condition known as rhinophyma.

In June 2005, we announced the positive outcome of two Phase III double-blinded, placebo-controlled clinical studies designed to evaluate the safety and efficacy of Oracea, doxycycline (controlled release capsules) 40 mg, for the treatment of rosacea. The two double-blinded, placebo-controlled Phase III clinical studies were identical in design and conducted concurrently.

Patients were administered either Oracea or placebo once a day for 16 weeks. A total of 537 patients were enrolled in 28 centers across the United States. At baseline, Oracea and placebo patients had a mean lesion count of 20.0 and 20.8, respectively. Using the Investigator’s Global Assessment (IGA) score, a subjective 5-point scale measuring disease severity, more than 90% of all patients in both treatment groups were characterized as moderately to severely affected.

Both studies achieved their primary endpoint by demonstrating a greater reduction in inflammatory lesion count from baseline for the Oracea-treated patients compared to the placebo controls. In the two studies, patients receiving Oracea experienced a 61% and 46% mean reduction in inflammatory lesions compared to 29% and 20%, respectively, in patients receiving placebo. The differences were clinically and statistically significant (p-values of less than 0.001 in each study).

As secondary endpoints, the change in IGA score and the “dichotomized” IGA at week 16 were analyzed. “Dichotomized” IGA measures the percentage of patients who were clear or near clear at the end of the study. Oracea-treated patients fared much better than placebo patients as evidenced by a statistically significant change from baseline in IGA with p-values of less than 0.001 and p=0.004 for the two studies, respectively. In the analysis of “dichotomized” IGA, there was a statistically significant, greater number of patients who were clear or near clear at the end of the study in the Oracea group compared to the placebo group, with p=0.036 and p=0.012, respectively.

Another secondary endpoint was the analysis of the change in erythema over the course of the study. In one study, erythema showed a trend towards improvement. In the second study, the reduction in erythema achieved statistical significance as erythema scores improved from 9.7 at baseline to 7.0 at week 16 (p=0.017).

The total expenses incurred through December 31, 2005 relating to the development of Oracea were approximately $8.0 million. We expect to incur an additional $4.7 million in 2006 to complete the development, including potential future milestone payments.

Oracea

The development of a modified release technology for Oracea is being conducted in part through an agreement with Supernus Pharmaceuticals, Inc., or Supernus, successor in interest to Shire Laboratories, Inc. Several patent applications relating to the new formulation have been filed with the USPTO and through the United States Patent Cooperation Treaty. We have incurred approximately $830,000 in milestone costs related to development work for a modified release formulation through December 31, 2005. The total future possible milestone payments that may be payable to Supernus related to the modified release formulation for Oracea are estimated to be $2.7 million. The possible future payments relate primarily to regulatory approval milestones, both domestic and international, of products utilizing the Supernus technology and domestic launch of such products.

COL-118

In December 2005, we announced that we executed the SansRosa Purchase Agreement with SansRosa. SansRosa is the assignee of certain U.S. Patent Cooperation Treaty and foreign patent applications covering methods for the treatment of redness associated with rosacea and other skin disorders.

Payment for shares of SansRosa will be made in installments tied to the achievement of various product development milestones. We will be solely responsible for product and clinical development. We made an initial payment of $750,000 for 51% of the shares of SansRosa. The remaining shares will be purchased upon the achievement of various milestones. If all milestones are achieved and a patented product is developed and approved for sale, we could pay the shareholders of SansRosa an additional $4.0 million to $6.0 million. The agreement also provides for earn-out payments linked to future product sales.

Restoraderm

In February 2002, we announced that we had licensed Restoraderm, a topical drug delivery technology. In August 2004, we purchased all right, title and interest in this technology, pursuant to the terms of an Asset Purchase and Product Development Agreement, or the Purchase Agreement. The Purchase Agreement superseded our Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We are also required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million as well as royalty and sublicense fees upon product commercialization. As of December 31, 2004, approximately $283,000 of these milestone and sublicense fees had been paid by us. We paid an additional $150,000 in 2005. While we are currently conducting some formulation and stability work on products incorporating our Restoraderm technology, we have not developed a timetable for clinical development or commercial launch. Accordingly, it is premature to estimate other future costs associated with the Restoraderm technology.

The Restoraderm technology is a unique, proprietary dermal drug delivery system, designed to enhance the dermal delivery of a variety of active ingredients and we believe it may be used as the platform on which to develop a portfolio of topical dermatological pharmaceuticals. The Restoraderm technology incorporates certain lipid compositions to enhance the natural skin barrier and facilitate the delivery of therapeutic active ingredients into the skin. The Restoraderm technology is currently under development, and we continue to evaluate a number of Restoraderm product opportunities and their potential contribution to our portfolio of pipeline products.

IMPACS

Our IMPACS technology comprises a family of compounds which have shown the ability to inhibit inflammation as well as the activity of various enzymes in the inflammatory cascade that lead to tissue destruction. Periostat, our first FDA-approved IMPACS compound, and Oracea, our modified release formulation, include the same active ingredient. We have completed Phase III clinical trials for each of Periostat and Oracea to demonstrate their safety and efficacy in treating adult periodontitis and rosacea, respectively.

Incyclinide in Acne

incyclinide is a second generation compound from our IMPACS technology and has demonstrated a range of potent anti-inflammatory activities in various preclinical and clinical studies. In 2005, we announced results from a Phase II clinical trial evaluating incyclinide as a treatment for rosacea.

The Phase II study was designed to establish proof of principle for incyclinide as a potential treatment for a dermatologic condition. In this double-blinded, placebo-controlled clinical study, patients were administered either incyclinide or placebo once a day for 28 days. Data was collected at baseline, day 14, day 28 and day 42. Primary efficacy parameters measured the changes from baseline to endpoint (day 42) in total inflammatory lesion count and the clinician’s erythema score.

The study enrolled 14 patients with a mean age of 50.1 years. Eight patients received 10 mg of incyclinide once daily and six patients received placebo once daily. At baseline, incyclinide and placebo patients had mean lesion counts of 23.4 and 23.0, respectively. Using the IGA score, the two patient groups were characterized as moderately to severely affected by the disease.

The study achieved its primary endpoint, demonstrating a greater reduction in inflammatory lesion count from baseline for the incyclinide treated patients compared to the patients on placebo. At endpoint (day 42), incyclinide patients had a mean reduction of 12.8 lesions while placebo patients showed an increase of 2.3 lesions. This difference was statistically significant (p=0.0213). Importantly, the onset of action was rapid, with approximately 80% of the reduction in lesion count observed at day 42 was already present at day 14. At endpoint, 75% of all incyclinide treated patients were clear or near clear of disease symptoms as measured by the IGA score. Erythema showed a slightly better improvement in the incyclinide group, with a 2.5 point reduction in the clinician’s erythema assessment score for the incyclinide group compared to a 1.7 point reduction for the placebo group. Incyclinide was well-tolerated and the adverse event profile was unremarkable.

Based on these encouraging results, we announced the initiation of a Phase II, double-blinded, placebo-controlled, dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. This study will enroll 300 patients with moderate to severe acne at approximately 20 investigational centers throughout the United States. The study design will evaluate three dosage strengths of incyclinide and a placebo over a 12-week period with the objective of determining a dose for Phase III testing. We anticipate that the last dose will be administered by the end of 2006.

incyclinide has also been in human clinical trials under the sponsorship of the National Cancer Institute for the treatment of various cancers, including HIV-related Kaposi’s sarcoma. A clinical trial that involved 75 patients who were administered solely incyclinide, showed a statistically significant tumor response rate from baseline. The study will be published in the March 20th issue of the Journal of Clinical Oncology. We intend to evaluate incyclinide as a treatment for acne during 2006. The total future anticipated expenses related to the development of incyclinide for acne are currently estimated to be $32.0 million at this time.

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

Our research and development expenditures were approximately $14.0 million, $8.8 million, $5.5 million in 2005, 2004 and 2003, respectively. We expect to increase our investment in research and development to approximately $17.0 million in 2006.

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

We depend on our license from SUNY for all of our IMPACS technology. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. In consideration of the license granted to us, we: (i) issued to SUNY 78,948 shares of our common stock in 1992; and (ii) have agreed to pay SUNY royalties on the net sales of licensed products, with minimum annual royalty payments of $50,000 per year. The term of the license is until the later of: (i) the expiration of the last to expire of the licensed patents in each country; or (ii) November 18, 2018, at which time we have a fully paid, non-exclusive license. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY.

Thirty-one United States patents and United States patent applications held by SUNY are licensed to us under the SUNY License. SUNY also has obtained patents in certain European countries, Canada and Japan, and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines. Over eighty patents have been issued in foreign countries. All of SUNY’s United States and foreign patents expire between 2004 and 2023.

On June 10, 2002, we executed a Development and Licensing Agreement with Supernus (successor in interest to Shire) pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash or, at our option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. The total future milestone payments that may be payable to Supernus related to the modified release formulation for Oracea are estimated to be $2.7 million. These possible future payments relate primarily to regulatory approval, both domestic and international, of products utilizing the Supernus technology and domestic launch of such products.

As well as the patents and patent applications licensed from SUNY, which represent the core technology, and the technology licensed from Supernus, we own additional technology for which applications for United States patents have been filed and have been issued. This includes various independently developed inventions relating to the uses of tetracyclines, as well as the SansRosa technology and the Restoraderm technology. A total of eight United States patents are issued, and approximately fifteen United States patent applications are pending, relative to these technologies. Applications corresponding to each are pending pursuant to the United States Patent Cooperation Treaty in various foreign jurisdictions.

Government Regulation

Government authorities regulate research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of the products we develop and market. In the United States, the FDA regulates Atridox, Pandel, Periostat, Alcortin and Novacort and our products in development as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. The FDA regulates Atrisorb FreeFlow and Atrisorb-D as medical devices under the Food, Drug, and Cosmetic Act and implementing regulations. Both before and after approval or clearance of our products, failure to comply with FDA requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approvals, import detentions, injunctions, and/or criminal prosecution.

Our products in development are classified as drugs. The steps required before any of our product candidates may be marketed in the United States include:

•       preclinical laboratory tests, animal studies, and formulation studies;

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

Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information, analytical data, and a plan for studying the product in humans, are submitted to the FDA as part of an investigational new drug exemption, which must become effective before human clinical trials may begin. An investigational new drug exemption automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials outlined in the investigational new drug exemption. In that case, the investigational new drug exemption is placed on clinical hold and the sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an investigational new drug exemption does not always result in the FDA allowing clinical trials to commence.

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

The FDA approved our NDA for Periostat in 1998. The Atrix Products and Pandel have also received FDA approval. However, we cannot be sure that any additional approvals will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. For example, before we can market Oracea, even though it has the same active ingredient as Periostat, we will be required to obtain an additional FDA approval.

The FDA is currently reviewing our application for approval of Oracea. The FDA has specified May 31, 2006 as the target date by which it is expected to complete its review. The FDA may not meet its target date, and it may not approve our application on that date, or at all. As a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug’s safety or efficacy. As part of the NDA for Periostat, the FDA requested a post-market animal study related to long-term dosing and carcogenicity, which was completed in 2000.

We market two products, Alcortin and Novacort, under a Promotion and Cooperation Agreement with Primus. Neither product has an approved NDA; whether either or both requires an NDA at this time is unclear. If the FDA believes that an approved NDA is required, it could at any time seek one or more of the administrative or judicial sanctions listed above, the result of which could be that we could no longer market these products.

In some circumstances, approved drugs are provided protection from generic versions of the approved drug for specified time periods. For example, the law provides for patent protection and for market exclusivity for new chemical entities and for chemical entities approved for new indications. The FDA considered Periostat to be an antibiotic drug, and as such in a class of drugs for which optimal protection was not available. The decision in January 2005 by the United States District Court for the District of Columbia to uphold the FDA’s classification of Periostat as an antibiotic drug meant that it was not entitled to the protection otherwise available to non-antibiotic drugs under the Hatch Waxman amendments to the Food, Drug, and Cosmetic Act. According to the reasoning in that decision, our future sub-anti-microbial doxycycline compounds, such as Oracea, will also be considered antibiotic drugs.

Like drugs, medical devices also require FDA authorization before they can be marketed in the United States. Atrisorb FreeFlow and Atrisorb-D have received clearance for marketing. Modifications to those products, however, could require additional approval or clearance.

Approved and cleared drugs and medical devices remain subject to comprehensive regulation by the FDA while they are being marketed. For example, marketers and manufacturers of approved and cleared drugs and medical devices are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. The FDA does not permit marketing or promotion of an approved or cleared drug product or medical device for an unapproved or uncleared use. Also, quality control and manufacturing procedures must continue to conform to the FDA’s requirements for cGMP (for drugs) or Quality Systems Regulation (for medical devices) after approval. Accordingly, we, our manufacturers, and our suppliers must continue to expend time, money, and effort to maintain compliance with manufacturing requirements and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with manufacturing and other requirements. We buy bulk active ingredient for Periostat and our products in development from third party suppliers and finish the products in third party manufacturing facilities. The other products we market, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel are provided by suppliers.

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

Competition

Dental

In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. In May 2005, a third party generic version of Periostat was introduced to the dental market and we discontinued all selling and promotional activities for Periostat and the Atrix Products. We had also sold a separately branded version of Periostat to Mutual pursuant to a License and Supply Agreement executed in April 2004. As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from us during June 2005. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 14% at December 31, 2005. As a result of this decline, we have been forced to reduce our reliance on Periostat and our selling resources devoted to Periostat and the Atrix Products.

Dermatology

The market for dermatology products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, technology companies, such as laser therapy providers and cosmeceutical companies.

Many of our competitors have significantly greater financial resources and experience in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are easier to administer or are less expensive than any products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved by the FDA, Oracea will compete against branded and generic oral tetracycline products, and topical formulations such as branded and generic metronidazole, azelaic acid and sodium sulfacetamide/sulfur products. Many of these products have been sold and promoted for years and have been established as useful and safe in the treatment of rosacea.

There are also many companies and academic and research institutions researching and developing potential treatments for acne and rosacea. Some of these companies are large pharmaceutical companies, while others are smaller companies that may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Companies with products either commercial or in human clinical trials include Connetics Corporation, Allergan, Inc., Roche Inc., Galderma Laboratories, L.P., Medicis Pharmaceutical Corporation, Dusa Pharmaceuticals, Inc. and numerous generic pharmaceutical manufacturers.

Employees

We have historically outsourced our manufacturing, clinical trials, new drug application preparation, warehousing, distribution and other activities. We intend to continue to outsource many of the activities which we have historically outsourced. As of December 31, 2005, we employed 80 persons. Each of our management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. We cannot be certain that we will be able to recruit and retain qualified inside sales and marketing personnel, distributors or marketing partners or that our marketing and sales efforts will be successful. Currently, none of our employees are covered by collective bargaining agreements. In general, our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent.

Item 1A.                Risk Factors.

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our preclinical, clinical and development programs and our dermatology franchise. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

We have invested a significant portion of our recent efforts and financial resources in the development of our most advanced product candidate, Oracea, for the treatment of rosacea. Our ability to generate substantial product revenues from Oracea, if ever, will depend heavily on the successful development and commercialization of Oracea. The success of Oracea will depend on several factors, including the following:

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

We cannot rely on regulatory protections to prevent the approval of generic equivalents of our products.

In connection with the regulatory approval process, some approved new drug products can obtain exclusivity that will prevent generic versions of the products from entering the marketplace for a period of time. In the United States, market exclusivity is available for new chemical entities and for significant changes in already approved drug products, such as a new use.

Market exclusivity is, however, not available to drugs that contain an active ingredient that has already been approved as an antibiotic. On January 19, 2005, the United States District Court for the District of Columbia upheld the FDA’s application of this principle to Periostat and determined that Periostat was not entitled to market exclusivity because its active ingredient, doxycycline, had previously been approved as an antibiotic. Because Oracea also contains doxycycline as its active ingredient, it will also not be entitled to market exclusivity.

In the European Community regulatory market exclusivity is a function of how long the competent authorities may determine that data submitted in marketing approval applications may not be referenced by others. The period of so-called data exclusivity to which a new product may be entitled can vary from eleven years to none at all. This depends on how a product is classified and can turn on the application of regulatory standards of which there has been no authoritative interpretation to date. We cannot predict what period of data exclusivity, if any, may be enjoyed by Oracea in the European Community.

With limited or no market exclusivity it can be more difficult for us to prevent competitors from seeking approval for copies of our proprietary products, and in such a case the value of such products would be materially adversely affected. Without market exclusivity, generic versions of our products could quickly gain market entry if they meet regulatory approval criteria. Thus, even if we gain approval of Oracea, because it will not be entitled to patent or non-patent market exclusivity, third parties may enter the market which would materially harm our business.

If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some patents related to our current or future products and technologies. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. There are, for instance, patent applicants that claim to have invented elements of the SansRosa technology prior to SansRosa’s patent application filing date. As a result, we may be required to obtain licenses under third-party patents to market our proposed products. If licenses are not available to us on acceptable terms, or at all, we will not be able to market the affected products.

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

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings, and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

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

We continue to implement our plans to expand into the dermatology market. We recently submitted an NDA with the FDA for Oracea to treat rosacea, and we continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. We have also been allowed by the USPTO a patent for the use of sub-anti-microbial tetracyclines for the treatment of acne and acne rosacea, including Oracea.

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

If we lose our sole supplier of doxycycline or our manufacturer of Oracea, our sales of Oracea, if any, will be interrupted, halted or less profitable.

We do not have the resources, facilities or capabilities to manufacture any of our products or product candidates.  We have no current plans to establish a manufacturing facility.  We expect that we will be dependent, to a significant extent, on contract manufacturers for commercial scale manufacturing of our products or product candidates in accordance with regulatory standards.

We rely on a single supplier, Hovione International Limited, or Hovione, for doxycycline, the active ingredient in Oracea. There are relatively few alternative suppliers of doxycycline and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of doxycycline and have no back-up supplier at this time. Although Hovione maintains two manufacturing locations, if we achieve FDA approval for Oracea and are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with cGMP, or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Oracea.

We entered into an agreement effective December 31, 2005 with PTS, pursuant to which PTS has agreed to manufacture Oracea for us. Pursuant to the terms of the agreement, we agree to (i) furnish to PTS on a monthly basis a rolling forecast of product quantities for the subsequent twelve-month period, the first three months of which shall become binding, and (ii) pay PTS a fee for the product, subject to an annual adjustment.  The agreement has an initial term of four years unless terminated earlier pursuant to its terms.

We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule.  We believe, however, that it could take up to one year to validate successfully a secondary manufacturer. We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all. In the event that Oracea is approved by the FDA and we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms, or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

If the federal regulatory status of Alcortin or Novacort changes, we may be unable to continue to market one or both of these products.

We market two products, Alcortin and Novacort, under a Promotion and Cooperation Agreement with Primus. The majority of sample product costs and all sales force compensation related to our promotion of Alcortin and Novacort are funded by us. Primus is responsible for the manufacture of Alcortin and Novacort and it has not sought FDA approval for these products because it believes that no approval is required. We cannot be sure that FDA will not object to the lack of approval for these products. If the FDA were to assert that these products required approval, it could at any time seek to take administrative or judicial actions which could prevent us from marketing these products. Our inability to market these products could result in a temporary or permanent loss of revenue, which may be partially offset by a reduction in our promotional expenses related to these products.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements. Both before and after approval or clearance, we, our vendors and suppliers, and our products and product candidates are subject to extensive regulatory requirements. Failure to comply with these requirements could subject us to administrative and judicial sanctions.

Both before and after approval or clearance of our products, we, our products, and our manufacturers are subject to extensive regulatory requirements covering, among other things, manufacturing, advertising and promotion, labeling, adverse event reporting, post-approval commitments, registration, record-keeping, export, and distribution of samples. Failure to comply with regulatory requirements may result in:

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

We have historically relied on sales of Periostat and Mutual’s branded version of Periostat, together with revenues generated by the other products that made up our dental business, for most of our revenue. During the years ended December 31, 2005, 2004 and 2003, Periostat and Mutual’s branded version of Periostat supplied by us (with respect to the years ended December 31, 2005 and 2004), accounted for approximately 76%, 88% and 82% of our total net revenues, respectively.

On May 13, 2005, the FDA approved a third party generic version of Periostat and a generic product was launched soon thereafter in late May 2005. Upon this generic launch, Mutual was no longer obligated to purchase and is not expected to purchase their branded product from us. We do not anticipate future shipments of Mutual’s branded version of Periostat supplied by us. In addition, we have had to disband our dental sales force and delay or discontinue certain research and development activities in the dental business. Consequently, while we continue to generate cash flow from our dental business, our revenues and margins from Periostat and the other dental products we sell have decreased significantly and will likely continue to decrease as a result of the third party introduction of a generic version of Periostat. If this decrease is more significant than we expect, and is combined with slow growth in, or a lack of revenues, if any, from new products, we may experience difficulty in managing our cash, which could have a material adverse effect on our ability execute our strategies and develop our dermatology business.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities.

We anticipate that our current cash, cash equivalents and short-term investments at December 31, 2005, together with the additional $11.7 million in net proceeds from the 1,350,000 additional shares of common stock sold in January 2006, will be sufficient to fund our operations through at least mid-2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. Our future funding requirements will depend on many factors, including:

•       the cost of commercialization activities, including product marketing and sales;

•       the success of our dermatology franchise;

•       the success of our preclinical, clinical and development programs;

•       revenues and profits from sales of Periostat, Pandel and our other product candidates, as well as the products we co-promote;

•       the terms and conditions of our outstanding Series D-1 Stock;

•       our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank;

•       the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including potential litigation costs and the results of such litigation;

•       the extent to which we acquire or invest in businesses, products and technologies;

•       the costs involved in obtaining regulatory approvals and clearances required to market and sell our products;

•       our ability to establish and maintain additional collaborations; and

•       the receptivity of the capital markets to our future financings.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or products or grant licenses on terms that may not be favorable to us.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the USPTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

Our IMPACS technology is licensed from SUNY, or the SUNY License, and other academic and research institutions collaborating with SUNY. Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition, liquidity and results of operations.

If our products cause injuries, we may incur significant expense and liability.

Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of Periostat and other products developed by or for us or for which we have licensing or promotion and cooperation rights. We have an aggregate of $10 million in product liability insurance covering Periostat and Mutual’s branded version of Periostat, our product candidates and products for which we have licensing or promotion and cooperation rights.

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

We have a history of using broad based employee stock option programs to hire, incentive and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) allocable to common stockholders of using the fair value option expense recognition method. We have elected to apply APB 25 and, accordingly, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment” (Statement 123R). Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant-date fair value of the equity instruments issued, which may be determined with references to various valuation models. These models may involve extensive and complex analysis. Statement 123R is effective for us beginning on January 1, 2006, which is the first day of our 2006 fiscal year. We are in the process of reviewing Statement 123R to determine which fair value determination model is most appropriate for us. While we continue to evaluate the effect that the adoption of Statement 123R will have on our financial position and results of operations, we currently expect that our adoption of Statement 123R will adversely affect our operating results to some extent in future periods.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2003 through December 31, 2005, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
March 31, 2003	$11.03	$6.66
June 30, 2003	$13.27	$8.62
September 30, 2003	$15.84	$10.50
December 31, 2003	$11.82	$8.90
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

Item1B.                  Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We own no real property. Our principal executive offices, located at 41 University Drive, Suite 200, Newtown, Pennsylvania, consist of 14,204 square feet of leased space. Our lease for such premises continues through April 2009.

Item 3.                        Legal Proceedings.

Mutual

On April 8, 2004, we settled all pending litigation between us and Mutual. As part of the settlement, we paid to Mutual $2.0 million, which represented a portion of the anticipated fees and expenses that we would save as a result of the settlement of the pending actions with Mutual.

In connection with the settlement, we and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat and would purchase this product exclusively from us at prices below our average manufacturer’s price. The License and Supply Agreement also provided for us to make price adjustments to Mutual after a generic version of Periostat had become available on the market at a price lower than the selling price of Mutual’s branded version of Periostat. These adjustments were to take the form of rebates or credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory or to offset rebates and similar retroactive price adjustments requested by, and actually provided by, Mutual to its customers. On May 13, 2005, the FDA approved a third party generic version of Periostat that was launched in late May 2005. Upon this generic launch, Mutual was no longer obligated to purchase and did not purchase its branded version of Periostat from us.

FDA

In June 2003, we commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia, or the FDA Litigation, challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat. On July 23, 2003, the United States District Court for the District of Columbia issued an injunction in our favor. On January 20, 2005, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction that had prohibited the FDA from approving any ANDAs submitted for any generic version of Periostat. We lodged, but have now withdrawn, an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

Ivax and CorePharma

On October 1, 2004, we filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The injunction was denied by the Court on June 16, 2005. The litigation on the merits of our patent infringement claims is still pending before the Court in the Eastern District of New York.

Under the SUNY License, we are entitled to deduct costs incurred to defend its patents, including the $2.0 million settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual. We anticipate that our future legal costs in these matters relating to patent infringement and defense will be reimbursed by SUNY pursuant to the SUNY License to the extent that these legal expenses do not exceed royalties earned by SUNY. In the event such cumulative legal costs exceed the amount of the royalties payable to SUNY, we will not be able to recover such legal costs from SUNY. The cumulative legal patent defense, litigation and settlement costs incurred as of December 31, 2005 exceed the amount of the royalties earned and payable to SUNY since our litigation commenced by approximately $4.1 million. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since June 20, 1996, our common stock has traded on the Nasdaq National Market under the symbol “CGPI.”

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2004 through December 31, 2005, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

Holders

As of March 1, 2006, the approximate number of holders of record of our common stock was 99 and the approximate number of beneficial holders of our common stock was 3,893 as of March 3, 2006.

Dividends

We have never declared or paid any cash dividends on our common stock. Except as set forth below, we intend to retain earnings, if any, to fund future growth and the operation of our business. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D Stock. As a result of such financing, we had certain common stock dividend obligations and continue to have certain cumulative cash dividend obligations to the holders of the Series D Stock, who now hold Series D-1 Stock as a result of the Restructuring and Exchange Agreement we executed with such holders on December 15, 2005. Such arrangement also limits our ability to generally declare dividends to our common stockholders. In addition, our ability to generally declare dividends to our common stockholders is further limited by the terms of our credit facility with Silicon Valley Bank which expires on May 31, 2006.

Recent Sales of Unregistered Securities

The following information relates to all securities of the Company sold by us during the year ended December 31, 2005 which were not registered under the securities laws at the time of grant, issuance and/or sale (and which were not previously reported on a Quarterly Report on Form 10-Q):

During the fourth quarter of 2005, we granted stock options pursuant to our 2005 Equity Incentive Plan which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). All of such option grants were granted at the then current fair value of the common stock. The following table sets forth certain information regarding such grants during the quarter:

Number of Options Granted	Weighted Average Exercise Price
26,200	$9.19

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

Item 6.                        Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2005 and our consolidated balance sheets as of December 31, 2005 and 2004 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 15. Exhibits and Financial Statement Schedules” herein. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands except for per share data)
Consolidated Statement of Operation Data:
Revenues:
Net product sales	$25,736	$51,739	$49,038	$42,111	$31,358
Contract revenues	481	237	3,122	2,332	3,386
License revenues	188	170	699	176	488
Total revenues	26,405	52,146	52,859	44,619	35,232
Operating expenses:
Cost of product sales	5,885	7,446	7,362	6,713	5,825
Research and development	13,986	8,843	5,462	4,394	3,764
Selling, general and administrative	25,242	29,417	32,968	32,699	34,010
Restructuring charge	1,184	348	—	—	—
Legal settlement	—	2,000	700	—	—
Gain on sale of U.K. and European Dental assets	—	(2,980)	—	—	—
Operating (loss) income	(19,892)	7,072	6,367	813	(8,367)
Interest income	1,086	421	148	77	232
Interest expense	—	—	—	(5)	(17)
Other (expense)/income	1	2	(3)	17	8
(Loss) income before income taxes	(18,805)	7,495	6,512	902	(8,144)
Income taxes	—	967	85	—	—
Net (loss) income	$(18,805)	$6,528	$6,427	$902	$(8,144)
Net (loss) income allocable to common stockholders	$(24,212)	$4,928	$4,827	$(727)	$(9,824)
Basic net (loss) income per share allocable to common stockholders(1)	$(1.67)	$0.35	$0.40	$(0.06)	$(0.94)
Diluted net (loss) income per share allocable to common stockholders(1)	$(1.67)	$0.34	$0.38	$(0.06)	$(0.94)
Shares used in computing basic per share amounts(1)	14,480,779	14,264,687	12,094,638	11,234,652	10,413,663
Shares used in computing diluted per share amounts(1)	14,480,779	14,500,637	12,836,364	11,234,652	10,413,663

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,425	$38,645	$32,670	$10,112	$6,171
Working capital	34,643	39,714	32,010	5,992	6,194
Total assets	49,165	52,346	44,132	17,634	14,698
Accumulated deficit	(89,138)	(64,926)	(69,854)	(74,681)	(73,954)
Total stockholders’ equity	$35,668	$41,215	$33,956	$8,352	$7,127

(1)           See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net (loss) income per share allocable to common stockholders.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: Oracea™, for which a New Drug Application, or NDA, is currently under review by the United States Food and Drug Administration, or FDA, for the treatment of rosacea; incyclinide (formerly known as COL-3), which is currently in Phase II dose-finding clinical trials for the treatment of acne; COL-118, a pre-clinical topical compound based upon the SansRosa technology that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions; and our Restoraderm Dermal Drug Delivery System, which is currently under development.

Our marketed dermatology products are: Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002, Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.

We launched Periostat® in January 1999, and by 2005, Periostat was the largest branded prescription pharmaceutical product in the dental market. Between April 2004 and June 2005, we also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. On May 20, 2005, we terminated our dental sales force and promotion activities for Periostat following the introduction of a third party generic version of the product, and as a result of this generic launch, Mutual ceased purchasing product from us in June 2005. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and other dental products, which all treat periodontal disease and include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, or the Atrix Products, which are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.).

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa™ and Restoraderm®. IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat is our first FDA-approved IMPACS product. Oracea and incyclinide are IMPACS compounds currently in clinical development for the treatment of rosacea and acne, respectively. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. Our SansRosa technology was acquired in connection with our acquisition of SansRosa, and is an early stage project to develop a topical treatment (COL-118) for the redness associated with rosacea. Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated several potential products incorporating the Restoraderm technology with active ingredients commonly used to treat dermatological conditions, although we have not yet developed timetables for the initiation of clinical development or the commercial launch of any of these products.

We recently completed two Phase III clinical trials for our leading IMPACS product candidate, Oracea, for the treatment of rosacea, a dermatological condition. Oracea is a modified release form of a sub-anti-microbial dose of doxycycline, the same active ingredient as Periostat. We submitted our NDA for Oracea to the FDA on August 1, 2005. On October 3, 2005, we announced that the NDA for Oracea had been accepted for review by the FDA. The Prescription Drug User Fee Act (PDUFA) target date for reviewing the submission is May 31, 2006. In April 2005, we announced the completion of a Phase II proof-of-concept clinical trial for our second generation IMPACS compound, incyclinide for the treatment of rosacea. In September 2005, we initiated a 300-patient, double-blinded, placebo-controlled, Phase II dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. On November 9, 2005, we announced that the National Institutes of Health had awarded a grant of approximately $962,000 for additional research into the potent anti-inflammatory effects of incyclinide.

On December 21, 2005, we entered into definitive agreements with institutional and other investors to sell 2.9 million shares of our common stock for an aggregate purchase price of $29.0 million. The first closing of this transaction, for $15.5 million of the gross proceeds, was held on December 21, 2005. The second closing of this transaction, for $13.5 million of the gross proceeds, occurred on January 6, 2006. The net proceeds of the offering were approximately $27.1 million after deducting the placement agency fees and all offering expenses that were payable by us. Roth Capital Partners, LLC acted as placement agent and SunTrust Robinson Humphrey Capital Markets acted as financial advisor to us in connection with the offering.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. We recorded our first profit in the third quarter of 2002. Although we achieved net income of $6.5 million, $6.4 million and $902,000 for the years ended December 31, 2004, 2003 and 2002, respectively, we incurred losses in every other year since inception and have an accumulated deficit of $89.1 million at December 31, 2005.

Results of Operations

Years Ended December 31, 2005 and December 31, 2004

Revenues

Revenues	2005	Change	2004
	(dollars in thousands)
Net Product Sales	$25,736	(50.3)%	$51,739
Contract Revenues	481	103.0%	237
License Revenues	188	10.6%	170
Total	$26,405	(49.4)%	$52,146

Revenues during the year ended December 31, 2005 included approximately $25.7 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products. During 2005, we recorded $5.6 million in sales to Mutual. The decrease in 2005 net product sales was primarily due to lower Periostat net sales as a result of the launch of a third party generic competitor in May 2005. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the doxycycline market was 14% at December 31, 2005. Contract revenues during the year ended December 31, 2005 were derived primarily from our Promotion and Cooperation Agreement with Primus and residual contract revenues from our expired agreement with Merck & Co., Inc., or Merck, for Vioxx®. Licensing revenues during the year ended December 31, 2005 consisted primarily of international licensing revenues for Periostat and $132,000 in license revenue representing the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005. During the year ended December 31, 2004, contract revenues were primarily derived from residual contract revenues from our expired agreement with Merck and license revenues consisted primarily of international license fees for Periostat, including the amortization of the Showa Yakuhin Kako Co., Ltd. license.

Cost of Product Sales

Cost of Product Sales	2005	Change	2004
	(dollars in thousands)
Cost of Product Sales	$5,885	(21.0)%	$7,446
Percent of Net Product Sales	22.9%	N/A	14.4%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales for the year ended December 31, 2005 includes a charge of approximately $1.0 million associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat as a result of the launch by a third party generic competitor. Cost of product sales also increased as a percentage of net product sales as a result of lower average selling prices to Mutual, a greater absorption of fixed overhead expense over a smaller net sales base and a change in product mix during the year ended December 31, 2005 as compared the year ended December 31, 2004.

Research and Development

Research and Development	2005	Change	2004
	(dollars in thousands)
Research and development	$13,986	58.2%	$8,843

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including a drug approval submission and filing fees).

Significant development projects conducted during the year ended December 31, 2005 included:

•       continuing clinical and manufacturing development work for Oracea accounted for total costs of approximately $5.0 million;

•       clinical and manufacturing development work for incyclinide was $3.1 million;

•       the initial purchase price installment for SansRosa technology totaling $750,000;

•       stability testing and formulation costs for potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $1.1 million; and

•       clinical and manufacturing development and formulation work for Periostat-MR, our once daily, controlled release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $1.3 million.

Personnel and direct internal overhead expenses, including consulting and regulatory costs incurred during the year ended December 31, 2005, were approximately $2.7 million.

We estimate that if Oracea and incyclinide are developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $35.0 to $38.0 million. We have discontinued all development work on Periostat-MR following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business. While we are currently conducting some formulation and stability work on products incorporating our Restoraderm technology, we have not developed a timetable for clinical development or commercial launch. Accordingly, it is premature to estimate other future costs associated with the Restoraderm technology. It is also premature to estimate future development and clinical costs associated with the SansRosa technology.

Significant development projects conducted during the year ended December 31, 2004 included:

•       clinical and manufacturing development work for Oracea which accounted for total costs of approximately $2.7 million;

•       clinical and manufacturing development and formulation work for Periostat-MR, which accounted for total costs of approximately $2.2 million;

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

•       the completion of a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for $417,000 in expense; and

•       clinical and manufacturing development work for incyclinide was $673,000.

Personnel and direct internal overhead expenses, including consulting and regulatory costs incurred during the year ended December 31, 2004 were approximately $2.0 million.

Selling, General and Administrative

Selling, General and Administrative	2005	Change	2004
	(dollars in thousands)
Selling, General and Administrative	$25,242	(14.2)%	$29,417
Legal settlement	—	N/A	2,000
Restructuring charge	1,184	240.2%	348
Total	$26,426	(16.8)%	$31,765

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2005 included approximately $11.0 million in direct selling and sales training expenses, approximately $7.1 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel) and approximately $7.1 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2004 included approximately $15.0 million in direct selling and sales training expenses, approximately $7.5 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel), and approximately $6.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities. The decrease in selling, general and administrative expenses during the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to decreased personnel costs as a result of the April 2004 sales force restructuring and the May 2005 termination of our dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force.

Legal settlement consisted of $2.0 million during the year ended December 31, 2004 that resulted from the accrual for a one-time payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

Restructuring charges during the year ended December 31, 2005 consisted of $1.2 million related to a reorganization following the approval of a third party generic version of Periostat in May of 2005. As a result of the restructuring, we ceased all of our dental sales and marketing activities, including the termination of 63 employees. Restructuring expenses during the year ended December 31, 2004 consisted of $348,000 that resulted from the April 2004 reorganization of our sales organization into dedicated dental and dermatology sales forces. These charges consisted primarily of severance costs and the write-off of fixed assets. As of December 31, 2005, the Company had paid all but $96,000 of such restructuring charges, which related exclusively to the May 2005 restructuring.

Gain on Sale of U.K. and European Dental Assets

During 2004, we sold our U.K. and European dental assets to Alliance for net pretax proceeds of approximately $3.0 million. A provision of $945,000 was made for anticipated U.K. income taxes due on this sale. In accordance with generally accepted accounting principles, the pretax gain on this sale of assets is included within operating income and the income tax provision is included within income taxes.

Other Income/Expense

Other Income/Expense	2005	Change	2004
	(dollars in thousands)
Interest income	$1,086	158.0%	$421

The increase in interest income was due to higher average investment yields in 2005.

Preferred Stock Dividend and Series D Preferred Stock Restructuring and Exchange

Preferred stock dividends included in net income allocable to common stockholders were $1.7 million during the year ended December 31, 2005 and $1.6 million during the year ended December 31, 2004. Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999. Pursuant to the terms of our Series D-1 Cumulative Convertible Preferred Stock, or the Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 9.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum on May 19, 2006 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed. On December 15, 2005, certain terms of the Amended Certificate of Designation, Preferences and Rights of the Series D Stock were amended in connection with the execution of a Restructuring and Exchange Agreement, and the Series D Stock was exchanged for shares of Series D-1 Stock. In 2005, we recorded a $3.7 million non-cash charge in connection with the Series D Stock Restructuring and Exchange.

Years Ended December 31, 2004 and December 31, 2003

Revenues

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

Contract revenues for the year ended December 31, 2004 decreased 92.4% to $237,000 from approximately $3.1 million during the year ended December 31, 2003, primarily due to the expiration and/or mutual termination of our co-promotion agreements with Merck, Novartis Consumer Health, Inc. and Sirius Laboratories, Inc. during 2003. The 2004 revenue consists of residual contract revenue from our expired agreement with Merck for Vioxx.

We recorded $170,000 and $699,000 in licensing revenues for the years ended December 31, 2004 and December 31, 2003, respectively, relating to various international distribution agreements. Our 2004 license revenues included $45,000 from the amortization of previously deferred upfront licensing fees that are being amortized over the expected performance periods of the agreements, $96,000 from the acceleration of previously unamortized deferred upfront licensing fees related to European licensing agreements that were transferred to Alliance Pharma plc, or Alliance, as part of the sale of certain U.K. and European dental assets in October 2004, and $29,000 in licensing revenue from a Canadian distribution partner. We recorded licensing revenues of $699,000 during the year ended December 31, 2003. This amount included $425,000 in milestones fees received from foreign marketing partners upon the achievement of certain milestones, $222,000 from the acceleration of previously unamortized deferred up-front licensing fees relating to a licensing agreement that was terminated in 2003, and $52,000 from the amortization of deferred up-front license fees over the expected performance periods of the agreements.

Cost of Product Sales

Cost of Product Sales	2004	Change	2003
	(dollars in thousands)
Cost of Product Sales	$7,446	1.1%	$7,362
Percent of Net Product Sales	14.4%	N/A	15.0%

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

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis, report writing and regulatory compliance costs.

Research and development expenses increased approximately $3.4 million, or 61.9%, to approximately $8.8 million during the year ended December 31, 2004 from approximately $5.5 million during the year ended December 31, 2003.

Significant development projects conducted during the year ended December 31, 2004 included:

•       our continuing clinical and manufacturing development work for Oracea which accounted for total costs of approximately $2.7 million;

•       our continuing clinical and manufacturing development and formulation work for Periostat-MR, which accounted for total costs of approximately $2.2 million;

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

•       our clinical and manufacturing development work for incyclinide was $673,000.

Personnel and direct internal overhead expenses, including consulting and regulatory costs, incurred during the year ended December 31, 2004 were approximately $2.0 million.

Significant development projects conducted during the year ended December 31, 2003 included:

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

Selling, General and Administrative

Selling, General and Administrative	2004	Change	2003
	(dollars in thousands)
Selling, General and Administrative	$29,417	(10.8)%	$32,968
Legal settlement	2,000	185.7%	700
Restructuring charge	348	N/A	—
Total	$31,765	(5.7)%	$33,668

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, direct marketing costs, professional, legal, consulting fees, insurance and general office expenses.

Selling, general and administrative expenses decreased 10.8% to approximately $29.4 million during the year ended December 31, 2004 from approximately $33.0 million during the year ended December 31, 2003. The decrease in selling, general and administrative expenses during the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to reduced sales force expenses as a result of our April 2004 sales force restructuring and a significant decrease in marketing and promotional expenses associated with products subject to third-party co-promotion agreements that expired or were mutually terminated at the end of 2003, as well as decreased patent litigation costs in 2004 as compared to 2003.

Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2004 included approximately $15.0 million in direct selling and sales training expenses, approximately $7.5 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $6.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities.

Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2003 included approximately $15.7 million in direct selling and sales training expenses, approximately $8.5 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel and co-promotion expenses relating to Vioxx and AVAR™), approximately $8.5 million in general and administrative expenses, which include business development, finance, legal and corporate activities. General and administrative expenses for the year ended December 31, 2003 also included a $251,000 non-cash compensation expense related to the modifications of certain stock options held by Brian M. Gallagher, who left the Company in 2003.

Legal settlement incurred during the year ended December 31, 2004 consisted of the $2.0 million payment to Mutual in connection with the settlement of all outstanding litigation. Legal settlement incurred during the year ended December 31, 2003 consisted of a $700,000 payment to West-ward Pharmaceutical Corporation in connection with the settlement of all outstanding litigation.

Restructuring charges during the year ended December 31, 2004 consisted of $348,000 that resulted from the April 2004 reorganization of our sales organization into dedicated dental and dermatology sales forces. All such charges were paid as of December 31, 2004.

Gain on Sale of U.K. and European Dental Assets

During 2004, we sold our U.K. and European dental assets to Alliance for net pretax proceeds of approximately $3.0 million. A provision of $945,000 was made for anticipated U.K. income taxes due on this sale. In accordance with generally accepted accounting principles, the pretax gain on this sale of assets is included within operating income and the income tax provision is included within income taxes.

Other Income/Expense

Other Income/Expense	2004	Change	2003
	(dollars in thousands)
Interest income	$421	184.5%	$148

Interest income increased to $421,000 for the year ended December 31, 2004 compared to $148,000 for the year ended December 31, 2003. This increase was due primarily to higher average investment balances and investment yields in 2004.

Preferred Stock Dividend

Preferred stock dividends included in net income allocable to common stockholders were $1.6 million during each of the years ended December 31, 2004 and December 31, 2003. Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Stock in May 1999.

Liquidity and Capital Resources

Cash Requirements/Sources and Uses of Cash

We require cash to fund our operating expenses, capital expenditures and dividend payments on our outstanding Series D-1 Stock. We have historically funded our cash requirements primarily through the following:

•       Public offerings and private placements of our preferred and common stock;

•       Cash flows from operations; and

•       Exercise of stock options and warrants.

We believe that other key factors that could affect our internal and external sources of cash are:

•       The success of our dermatology franchise;

•       The success of our preclinical, clinical and development programs (research and development expenses are estimated to be approximately $17.0 million in 2006);

•       Revenues and profits from sales of Periostat, Pandel and our other product candidates, as well as the products we co-promote;

•       The terms and conditions of our outstanding Series D-1 Stock;

•       Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank; and

•       The receptivity of the capital markets to our future financings.

In December 2005 and January 2006, we raised $27.1 million in a public offering, net of placement agency fees and all offering expenses that were payable by us from the sale of 2.9 million shares of our common stock at a price of $10.00 per share.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to us is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of December 31, 2005, we had no outstanding borrowings or letters of credit. We are currently in discussions with Silicon Valley Bank regarding the renewal of the line of credit, however, we cannot offer assurance that such discussions will result in a renewal.

At December 31, 2005, we had cash, cash equivalents and short-term investments of approximately $44.4 million, an increase of approximately $5.8 million compared to the approximately $38.6 million balance at December 31, 2004. This increase is a result of the proceeds received from the public offering of 1,550,000 shares of our common stock in December 2005, offset in part by net cash used in operating activities during the year ended December 31, 2005 and net investments made in 2005. Cash, cash equivalents and short term investments at December 31, 2005 did not include the net proceeds of $11.7 million from the sale of 1,350,000 shares of common stock that closed in January 2006. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper and money market funds. Our working capital at December 31, 2005 was $34.6 million compared to $39.7 million at December 31, 2004. During the year ended December 31, 2005, we invested approximately $392,000 in capital expenditures and $900,000 for in-process research and development, paid $1.6 million in cash dividends to the holders of our Series D-1 Stock and liquidated approximately $8.6 million (net of purchases) of short-term investments.

We anticipate that our current cash, cash equivalents and short-term investments at December 31, 2005, together with the additional $11.7 million in net proceeds from the 1,350,000 additional shares of common stock sold in January 2006, will be sufficient to fund our operations through at least mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

The principal use of cash in operating activities during the year ended December 31, 2005 was the payment of operating expenses and related working capital liabilities. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the year ended December 31, 2005 consisted primarily of purchases and sales of short-term investments, capital purchases and acquired in-process research and development. Financing activities during the year ended December 31, 2005 consisted primarily of the cash inflows from our December 2005 offering of 1,550,000 shares of our common stock, the exercise of common stock options, and the payment of preferred dividends to the holders of our Series D Stock.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 Stock and operating leases for our office space.

Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total		2006		2007 and 2008		2009 and 2010		2011 and after
Operating Leases(1)	$1,443,000		$554,000		$694,000		$195,000		$0
Cash Dividends on Series D-1 Preferred Stock	$11,312,000	(2)	$1,928,000	(2)	$4,456,000	(2)	$4,928,000	(2)		(2)
Total Contractual Obligations	$12,755,000	(2)	$2,482,000		$5,150,000		$5,123,000			(2)

(1)          Such amounts primarily include minimum rental payments for our office lease in Newtown, Pennsylvania, as well as payments for sales force computer equipment leases. In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $337,000 per year.

(2)          Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 9.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum on May 19, 2006 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

On June 10, 2002, we executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or Supernus (successor in interest to Shire Laboratories, Inc.) pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash or, at our option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. For rosacea-indicated development, these payments could total up to $2.7 million in the aggregate. Under the agreement we must also pay Supernus a percentage of net sales of any products utilizing any part of the licensed technology. We expect to make these payments in 2006 if we obtain FDA approval for Oracea in the United States and approval in various international locations and commercially launch Oracea in the United States.

On August 19, 2004, we executed an Asset Purchase and Product Development Agreement with respect to Restoraderm technology, or the Restoraderm Purchase Agreement. Under the terms of the Restoraderm Purchase Agreement, we purchased all right, title and interest in the intellectual property and related rights to the Restoraderm topical drug delivery system, which we intend to develop for dermatological applications. Pursuant to the terms of the Restoraderm Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We may be required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million as well as royalty and sublicense fees upon product commercialization.

On December 14, 2005, we executed a Share Purchase Agreement, or the SansRosa Purchase Agreement, with SansRosa Pharmaceutical Development, Inc., or SansRosa, and all of the existing shareholders of SansRosa, or the SansRosa Shareholders, pursuant to which we acquired 51% of the outstanding shares of capital stock of SansRosa, or the Shares. SansRosa is the assignee of various U.S. Patent Cooperation Treaty and foreign patent applications covering methods for treatment of redness associated with rosacea and other skin disorders.

We made an initial payment of $750,000 for the Shares. Under the SansRosa Purchase Agreement, we have the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. In the event all such regulatory and development milestones are achieved and a patented product is developed and approved for sale, depending on the timing of such events, we could pay the SansRosa Shareholders $4.0 million to $6.0 million in additional consideration for the remaining outstanding shares of SansRosa capital stock. The SansRosa Purchase Agreement also provides for specified earn-out payments to the SansRosa Shareholders based on future product sales. In certain instances, we are entitled to offset certain expenses against future purchases of capital stock or earn-out payments.

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

Revenue Recognition

Except for Periostat and Mutual sales beginning in the second quarter of 2005, we recognize product sales revenue upon shipment to wholesale customers, net of estimated future returns, estimates for chargebacks, wholesale distribution fees, if applicable, rebates, generic introductions and current inventory levels in the distribution channel provided that collection was probable and no significant obligations remained. Following the launch of generic competition to Periostat, and commencing with the second quarter of 2005, we now recognize Periostat sales revenue primarily based on sales to end-users, which we estimate using prescription demand data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Accordingly, since the launch of generic competition to Periostat may increase the rate of product returns from the distribution channel, we have accrued $1.2 million for potential product returns in accrued expenses on the consolidated balance sheet at December 31, 2005.

Upon the launch of the third party generic equivalent to Periostat, our agreement with Mutual provides for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat. Accordingly, we have deferred revenues associated with our shipments of these products until such future time as the selling price becomes fixed and determinable. At December 31, 2005, our consolidated balance sheet included $3,000 in deferred revenue associated with sales of Mutual’s branded version of Periostat.

Pursuant to our Promotion and Cooperation Agreement with Primus contract revenues for Alcortin and Novacort are fee-based arrangements where revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus. We do not take title to the inventory sold by Primus under the Promotion Agreement.

Stock-Based Compensation

It is our policy to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option grants rather than Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the market value of the underlying stock exceeds the exercise price of the option at the date of grant and is recognized on a straight-line basis over the vesting period. Had we applied SFAS No. 123, which requires recording stock option grants at their fair value, our net (loss) income would have varied from the reported net (loss) income as we would have recorded additional expenses in each period. See Note 2 to our Consolidated Financial Statements for the pro forma effect of applying SFAS No. 123 to our results of operations and earnings per share allocable to common stockholders.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. While we were profitable for the years ended December 31, 2004 and 2003, we have incurred a net loss for the year ended December 31, 2005 and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our consolidated balance sheet.

Acquired Product Rights

Product rights are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term which such rights have been licensed, using the straight-line method. Amortization of product rights is charged to cost of product sales.

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

As a result of a change in the contractual life of the Licensing and Marketing Agreement with Atrix, we adjusted the current and future amortization of its acquired product rights asset to reflect a useful life through December 31, 2007. (see note 7 to our Consolidated Financial Statements).

Inventories

Critical accounting estimates and assumptions, related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

During the year ended December 31, 2005, we recorded a charge of $1.0 million for the estimated excess inventory of Periostat and Mutual’s branded version of Periostat due to decreased demand following the introduction of a third party generic version of Periostat.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25 (“Opinion No. 25”) “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. Share-based payments include grants of employee stock options and liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. The pro forma disclosures previously permitted under SFAS No. 123 may no longer be provided in lieu of recording these payments in our financial statements.

We are required to adopt SFAS 123R as of January 1, 2006, and we expect this adoption to have a material effect on our results of operations and earnings per share. We estimate the financial impact of expensing options in 2006 will result in additional expense of between $3.0 million and $3.5 million. We have not yet determined the precise method of adoption for SFAS 123R and whether it will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 2 to our Consolidated Financial Statements.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods in connection with our adoption of SFAS 123R.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at December 31, 2005 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at December 31, 2005. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our short-term investment portfolio at December 31, 2005, was approximately $18.2 million and 2.6%, respectively. A one percent change in the interest rate would have resulted in a $415,000 impact to interest income for the year ended December 31, 2005.

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures.

1.   Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

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

CollaGenex’ management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on our assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued its report on our assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears below.

(b)   Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that CollaGenex Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CollaGenex Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CollaGenex Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, CollaGenex Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements and related schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 15, 2006

(c)   Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.                 Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                 Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                 Principal Accountant Fees and Services.

The discussion under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.
		Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.
	(2)	Financial Statement Schedule.
		Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.
	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2006.

COLLAGENEX PHARMACEUTICALS, INC.
By:	/s/ COLIN W. STEWART
Colin W. Stewart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ COLIN W. STEWART	President, Chief ExecutiveOfficer	March 16, 2006
Colin W. Stewart	and Director (Principal Executive Officer)
/s/ NANCY C. BROADBENT	Chief Financial Officer and Treasurer	March 16, 2006
Nancy C. Broadbent	(Principal Financial and Accounting Officer)
/s/ BRIAN M. GALLAGHER PH.D.	Director	March 13, 2006
Brian M. Gallagher, Ph.D.
/s/ PETER R. BARNETT, D.M.D.	Director	March 16, 2006
Peter R. Barnett, D.M.D.
/s/ ROBERT C. BLACK	Director	March 16, 2006
Robert C. Black
/s/ JAMES E. DAVERMAN	Chairman of the Board and Director	March 16, 2006
James E. Daverman
/s/ ROBERT J. EASTON	Director	March 16, 2006
Robert J. Easton
/s/ ROBERT A. BEARDSLEY, PH.D.	Director	March 13, 2006
Robert A. Beardsley, Ph.D.
/s/ W. JAMES O’SHEA	Director	March 13, 2006
W. James O’Shea
/s/ GEORGE M. LASEZKAY, PHARM., J.D.	Director	March 14, 2006
George M. Lasezkay, Pharm., J.D.

COLLAGENEX PHARMACEUTICALS, INC.
FORM 10-K EXHIBIT INDEX

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K
Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation	S-1 (333-03582)	Effective 6-20-1996	3.1
3.2	Amended and Restated By-Laws	10-Q (000-28308)	11-14-2002	3.1
3.3	Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, dated as of October 15, 2001	8-K (000-28308)	10-18-2001	4.1
3.4	Amended Certificate of Designation of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 5, 2002	8-K (000-28308)	6-5-2002	4.2
3.5	Certificate of Designation, Preferences and Rights of the Series D-1 Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	3.1
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share				*
4.2	Registration Rights Agreement, dated September 29, 1995, by and among the Company and certain investors, as supplemented	S-1 (333-03582)	Effective 6-20-1996	4.1
4.3	Fourth Investment Agreement as of September 29, 1995 by and among the Company and certain investors	S-1 (333-03582)	Effective 6-20-1996	4.3
4.4	Amended and Restated Shareholder Protection Rights Agreement, dated as of May 29, 2002, by and between the Company and American Stock Transfer & Trust Company	8-K (000-28308)	6-5-2002	4.1
4.5	Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	5-26-1999	10.2
4.6	Amendment No. 1 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.1

4.7	Amendment No. 2 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.2
4.8	Restructuring and Exchange Agreement, dated December 15, 2005, by and among the Company and the Holders of Outstanding Series D Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	10.1
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.1	Stock Purchase Agreement dated March 19, 1999, between OCM Principal Opportunities Fund, L.P. and other Purchasers set forth therein	8-K (000-28308)	3-25-1999	10.1
10.2	Common Stock Purchase Agreement, dated February 14, 2002, by and between the Company and Kingsbridge Capital Limited	8-K (000-28308)	2-15-2002	10.1
10.3	Warrant dated February 14, 2002 issued to Kingsbridge Capital Limited	8-K (000-28308)	2-15-2002	10.2
10.4	Form of Common Stock Purchase Agreement dated March 12, 2001, between the Company and the Investors set forth therein, together with Form of Registration Rights Agreement as an exhibit thereto and Form of Warrant as an exhibit thereto	8-K (000-28308)	3-16-2001	10.1
10.5†	Share Purchase Agreement, dated December 14, 2005, by and among SansRosa Pharmaceutical Development, Inc. and each of the shareholders of SanRosa Pharmaceutical Development, Inc.				*
10.6	Loan and Security Agreement, dated May 19, 2001, between the Company and Silicon Valley Bank	10-K (000-28308) 10-K/A (000-28308)	3-26-2001 1-2-2002	10.24 10.24
10.7	First Loan Modification Agreement, dated as of March 22, 2002, by and between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.4
10.8	Second Loan Modification Agreement, dated as of March 27, 2002, between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.5
10.9	Fourth Loan Modification Agreement, dated June 7, 2004, by and between the Company and Silicon Valley Bank	8-K (000-28308)	6-7-2004	10.1

Material Contracts—Supply, License, Distribution
10.10†	Assignment of Amendment to and Restatement of Agreement, dated January 13, 1992 by and among the Company, Johnson & Johnson Consumer Products, Inc. and Research Foundation of State University of New York	S-1 (333-03852)	Effective 6-20-1996	10.1
10.11†	Supply Agreement, dated January 23, 1995, between the Company and Hovione International Limited	S-1 (333-03852)	Effective 6-20-1996	10.2
10.12†	First Addendum dated December 10, 2001, to the Supply Agreement, dated January 23, 1995, between the Company and Hovione International Limited	8-K (000-28308)	12-10-2001	10.1
10.13	Form of Material Transfer Agreement between the Company and Researchers	S-1 (333-03582)	Effective 6-20-1996	10.9
10.14†	Distribution Services Agreement, dated August 15, 1998, between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	11-16-1998	10.4
10.15†	Exclusive Distribution Agreement, dated as of March 1, 2002, by and between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	5-15-2002	10.3
10.16	Services and Supply Agreement, dated as of September 26, 2000, as amended by Letter Agreement, dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q (000-28308)	5-15-2001	10.1
10.17	Letter Agreement, dated as of June 26, 2001, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q (000-28308)	8-14-2001	10.1
10.18	License Agreement, dated August 24, 2001, by and between the Company and Atrix Laboratories, Inc.	10-Q (000-28308) 10-Q/A (000-28308)	11-14-2001 2-14-2002	10.1 10.1

10.19†	Wholesale Service Agreement, effective as of November 1, 2001, by and between the Company and National Specialty Services, Inc. (now known as Cardinal Health Specialty Pharmaceutical Distribution)	10-Q (000-28308)	5-15-2002	10.1
10.20†	First Amendment to Wholesale Service Agreement, effective as of November 12, 2001, by and between the Company and National Specialty Services, Inc. (now known as Cardinal Health Specialty Pharmaceutical Distribution)	10-Q (000-28308)	5-15-2002	10.2
10.21†	Agreement, dated May 24, 2002, between the Company and Altana, Inc.	10-Q (000-28308)	8-14-2002	10.1
10.22	Letter Agreement, dated as of September 12, 2002, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-K	3-31-2003	10.35
10.23†	License and Supply Agreement, dated April 8, 2004, among the Company, Mutual Pharmaceutical Company, Inc. and United Research Laboratories, Inc.	8-K (000-28308)	4-8-2004	10.1
10.24†	Distribution Services Agreement, dated as of April 1, 2005, by and between the Company and Cardinal Health	10-Q (000-28308)	5-5-2005	10.1
10.25†	Core Distribution Agreement, dated as of April 19, 2005, by and between the Company and McKesson Company	10-Q (000-28308)	5-5-2005	10.2
10.26†	Promotion and Cooperation Agreement, dated as of June 6, 2005, by and between the Company and Primus Pharmaceuticals, Inc.	8-K (000-28308)	6-10-2005	99.1
10.27	Amendment to License and Marketing Agreement, dated August 24, 2001, by and between the Company and Atrix Laboratories, Inc. (now known as QLT USA, Inc.), dated February 22, 2006				*
10.28	Commercial Manufacturing Agreement dated as of March 1, 2006, by and between the Company and Cardinal Health PTS, LLC				*
Material Contracts—Leases
10.29	Lease Agreement dated March 15, 1999, between the Company and Newton Venture IV Associates, effective May 15, 1999	10-Q (000-28308)	5-7-1999	10.1

Material Contracts—Miscellaneous
10.30	Asset Purchase and Product Development Agreement, dated August 19, 2004, by and between the Company and Thomas Skold	10-Q (000-28308)	11-9-2004	10.2
10.31	Sale of Assets Agreement, dated November 3, 2004, by and among CollaGenex International Limited, Alliance Pharmaceuticals Ltd. and Alliance Pharma plc	10-K (000-28308)	3-10-2005	10.43
Material Contracts—Management Contracts and Compensation Plans
10.32#	Non-Employee Director Compensation Summary				*
10.33#	Executive Officer Compensation Summary				*
10.34#	1992 Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.12
10.35#	1996 Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.13
10.36#	1996 Non-Employee Director Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.14
10.37#	Form of Non-Disclosure Agreement executed by all Employees as employed from time to time	S-1 (333-03852)	Effective 6-20-1996	10.4
10.38#	Form of Non-Competition Agreement executed by each of Nancy C. Broadbent and David Pfeiffer	S-1 (333-03852)	Effective 6-20-1996	10.5
10.39#	Form of Mutual Non-Disclosure Agreement executed by certain consultants and research collaborators as retained from time to time	S-1 (333-03852)	Effective 6-20-1996	10.6
10.40#	Form of Indemnification Agreement executed by each of the Company’s directors and officers	S-1 (333-03852)	Effective 6-20-1996	10.7
10.41#	Forms of Consulting Agreement executed by each of Lorne M. Golub and Thomas F. McNamara	S-1 (333-03582)	Effective 6-20-1996	10.8
10.42#	Form of Change of Control Agreement executed with each of Colin Stewart, Nancy C. Broadbent, David Pfeiffer, Andrew Powell, Klaus Theobald and Greg Ford	10-Q (000-28308)	11-14-2002	10.1
10.43#	Form of Incentive Bonus Agreement executed with David F. Pfeiffer	10-Q (000-28308)	11-14-2003	10.1

10.44#	Transition Agreement and Release, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.1
10.45#	Consulting Agreement, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.2
10.46#	Non-Statutory Stock Option Agreement, dated December 7, 2004, by and between the Company and Robert A. Beardsley, Ph.D.	10-K (000-28308)	3-10-2005	10.42
10.47#	Non-Statutory Stock Option Agreement, dated September 23, 2004, by and between the Company and Andrew Powell	10-Q (000-28308)	11-9-2004	10.1
10.48#	Non-Statutory Stock Option Agreement, dated September 22, 2005, by and between the Company and George M. Lasezkay	8-K (000-28308)	9-26-2005	10.1
10.49#	2005 Equity Incentive Plan	Def 14A (000-28308)	4-20-2005
10.50#	Form of Nonstatutory Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.1
10.51#	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.2
10.52#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Peter R. Barnett, D.M.D.	10-Q (000-28308)	8-9-2005	10.3
10.53#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert C. Black	10-Q (000-28308)	8-9-2005	10.4
10.54#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and Brian M. Gallagher, Ph.D.	10-Q (000-28308)	8-9-2005	10.5
10.55#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and James E. Daverman	10-Q (000-28308)	8-9-2005	10.6
10.56#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert J. Easton	10-Q (000-28308)	8-9-2005	10.7
10.57#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and W. James O’Shea	10-Q (000-28308)	8-9-2005	10.8
10.58#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert A. Beardsley, Ph.D.	10-Q (000-28308)	8-9-2005	10.9

Additional Exhibits
21	List of Subsidiaries	*
23.1	Consent of KMPG LLP	*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

†                    Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

#                 Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

COLLAGENEX PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CollaGenex Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CollaGenex Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania

March 15, 2006

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands, except per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$26,219	$11,889
Short-term investments	18,206	26,756
Accounts receivable, net of allowances of $104 and $258 in 2005 and 2004, respectively	1,530	7,208
Inventories	630	2,692
Prepaid expenses and other current assets	1,462	2,096
Total current assets	48,047	50,641
Equipment and leasehold improvements, net	539	498
Acquired product rights, net	536	1,164
Other assets	43	43
Total assets	$49,165	$52,346
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,411	$4,317
Accrued expenses	6,024	5,810
Accrued financing costs	1,069	—
Preferred dividends payable	900	800
Total current liabilities	13,404	10,927
Deferred revenue	93	204
Commitments and contingencies (Notes 5, 6, 7, 8 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding in 2005 and none in 2004 (liquidation value $20,900)	2	—
200,000 shares of Series D Cumulative Convertible Preferred Stock issued and outstanding in 2004 and none in 2005, (liquidation value $20,800)	—	2
150,000 shares of Series A Participating Preferred Stock, $0.01 par value, designated and no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 16,054,797 and 14,385,877 shares issued and outstanding in 2005 and 2004, respectively	161	144
Additional paid-in capital	124,647	106,016
Accumulated other comprehensive loss	(4)	(21)
Accumulated deficit	(89,138)	(64,926)
Stockholders’ equity	35,668	41,215
Total liabilities and stockholders’ equity	$49,165	$52,346

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Revenues:
Net product sales	$ 25,736	$ 51,739	$ 49,038
Contract revenues	481	237	3,122
License revenues	188	170	699
Total revenues	26,405	52,146	52,859
Costs and expenses:
Cost of product sales	5,885	7,446	7,362
Research and development	13,986	8,843	5,462
Selling, general and administrative	25,242	29,417	32,968
Restructuring charge	1,184	348	—
Legal settlement	—	2,000	700
Gain on sale of UK and European dental assets	—	(2,980)	—
Total costs and expenses	46,297	45,074	46,492
Operating (loss) income	(19,892)	7,072	6,367
Other income (expense):
Interest income	1,086	421	148
Other, net	1	2	(3)
(Loss) income before income taxes	(18,805)	7,495	6,512
Income taxes	—	967	85
Net (loss) income	(18,805)	6,528	6,427
Preferred stock dividends	1,727	1,600	1,600
Preferred stock restructuring charge (note 5)	3,680	—	—
Net (loss) income allocable to common stockholders	$ (24,212)	$ 4,928	$ 4,827
Basic net (loss) income per share allocable to common stockholders	$ (1.67)	$ 0.35	$ 0.40
Diluted net (loss) income per share allocable to common stockholders	$ (1.67)	$ 0.34	$ 0.38
Weighted average shares used in computing per share amounts:
Basic	14,480,779	14,264,687	12,094,638
Diluted	14,480,779	14,500,637	12,836,364

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Series D cumulative convertible		Series D-1 cumulative convertible
	preferred stock		preferred stock		Common stock			Accumulated
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	other comprehensive income (loss)	Accumulated deficit	Total stockholders equity	Total comprehensive income
Balance, December 31, 2002	200,000	$ 2	—	$ —	11,377,631	$ 114	$ 82,917	$ —	$ (74,681)	$ 8,352
Exercise of common stock options and warrants	—	—	—	—	464,569	4	1,819	—	—	1,823
Issuance of common stock, net of issuance cost	—	—	—	—	2,000,000	20	18,683	—	—	18,703
Cash dividends declared on Series D cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Compensation expense resulting from the modification of options	—	—	—	—	—	—	251	—	—	251
Net income	—	—	—	—	—	—	—	—	6,427	6,427	$ 6,427
Balance, December 31, 2003	200,000	$ 2	—	$ —	13,842,200	$ 138	$ 103,670	$ —	$ (69,854)	$ 33,956	$ 6,427
Exercise of common stock options and warrants	—	—	—	—	543,677	6	2,346	—	—	2,352
Cash dividends declared on Series D cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Net income	—	—	—	—	—	—	—	—	6,528	6,528	$ 6,528
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	(21)	—	(21)	(21)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$ 6,507
Balance, December 31, 2004	200,000	$ 2	—	$ —	14,385,877	$ 144	$ 106,016	$ (21)	$ (64,926)	$ 41,215
Exercise of common stock options	—	—	—	—	118,920	1	579	—	—	580
Cash dividends declared on Series D and Series D-1 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(1,727)	(1,727)
Series D preferred stock restructuring and exchange (note 5)	(200,000)	(2)	200,000	2	—	—	3,680	—	(3,680)	—
Issuance of common stock, net of issuance cost	—	—	—		1,550,000	16	14,372	—	—	14,388
Net loss	—	—	—	—	—	—	—	—	(18,805)	(18,805)	$ (18,805)
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	17	—	17	17
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$ (18,788)
Balance, December 31, 2005	—	$ —	200,000	$ 2	16,054,797	$ 161	$ 124,647	$ (4)	$ (89,138)	$ 35,668

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(18,805)	$6,528	$6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash compensation expense	—	—	251
Depreciation and amortization expense	883	875	954
Write-down of inventory	1,020	—	—
Write-off of fixed assets	96	—	—
Accounts receivable provisions	(154)	(101)	(36)
Gain on sale of UK and European dental assets	—	(2,980)	—
Charge for in-process research and development	750	300	—
Change in assets and liabilities:
Accounts receivable	5,832	(1,199)	(2,713)
Inventories	1,042	(1,020)	(257)
Prepaid expenses and other assets	634	(380)	(688)
Accounts payable	1,094	588	(258)
Accrued expenses	364	217	1,392
Deferred revenue	(111)	(122)	(235)
Net cash (used in) provided by operating activities	(7,355)	2,706	4,837
Cash flows from investing activities:
Capital expenditures	(392)	(292)	(305)
Net proceeds from the sale of UK and European dental assets	—	2,980	—
Acquisition of product rights	—	—	(900)
Purchase of in-process research and development	(900)	(150)	—
Purchases of short-term investments	(35,420)	(26,777)
Maturities of short-term investments	43,987	—	—
Net cash provided by (used in) investing activities	7,275	(24,239)	(1,205)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,037	2,352	20,526
Payment of preferred dividends	(1,627)	(1,600)	(1,600)
Net cash provided by financing activities	14,410	752	18,926
Net increase (decrease) in cash and cash equivalents	14,330	(20,781)	22,558
Cash and cash equivalents at beginning of year	11,889	32,670	10,112
Cash and cash equivalents at end of year	$26,219	$11,889	$32,670

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

(1)   Business

CollaGenex Pharmaceuticals, Inc. and subsidiaries (“the Company”) is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. The Company currently markets three prescription pharmaceutical products to the dermatology market through the Company’s professional dermatology sales force and generates revenue from prescription pharmaceutical products that the Company continues to sell to the dental market. The Company’s marketed dermatology products are Pandel®, a prescription corticosteroid cream the Company licensed from Altana, Inc. (“Altana”), the United States subsidiary of Altana Pharma AG in May 2002, Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic. The Company is promoting Alcortin and Novacort to dermatology offices pursuant to a Promotion and Cooperation Agreement executed in June 2005 (the “Promotion Agreement”) with Primus Pharmaceuticals, Inc. (“Primus”).

Prior to the May 2005 introduction of a third party generic version of Periostat®, the Company’s dental sales force detailed four prescription pharmaceutical products to the dental market. On May 20, 2005, the Company discontinued all sales promotion activities for these products. The Company currently still generates sales from these dental products, which all treat periodontal disease and include the Company’s own product Periostat, as well as Atridox®, Atrisorb FreeFlow® and Atrisorb-D® (the “Atrix Products”) which are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.). The Company had also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. (“Mutual”) pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of the Company’s outstanding patent litigation with Mutual. As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from the Company during June 2005.

During 2003, the Company also co-promoted Vioxx® under an agreement with Merck and Co. (“Merck”) and Denavir® under an agreement with Novartis Consumer Health, Inc. (“Novartis”) to dental professionals on a contract basis. In March 2003, the Company was engaged in an agreement with Sirius Laboratories, Inc. (“Sirius”) to co-promote Sirius’ AVAR™ product line and the Company’s Pandel product line to dermatologists in the United States. The co-promotion agreements with Merck, Novartis and Sirius expired or were mutually terminated as of December 31, 2003. The Company continued to earn nominal residual revenues under its non-compete provisions from Merck through 2005.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. At December 31, 2005 and 2004, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity. The accumulated net unrealized loss on short-term investments was $4 and $21 at December 31, 2005 and 2004, respectively. Short-term investments consisted of the following at December 31, 2005 and 2004:

2005	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Certificates of Deposit	$748	$—	$—	$748
U.S. Agency Notes	17,462	—	(4)	17,458
	$18,210	$—	$(4)	$18,206

2004	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
U.S. Agency Notes	$19,586	$—	$(18)	$19,568
Commercial Paper	7,191	—	(3)	7,188
	$26,777	$—	$(21)	$26,756

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Estimates and assumptions related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

Acquired Product Rights

Product rights are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term for which such rights have been licensed, using the straight-line method. Amortization of product rights is charged to cost of product sales.

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

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Segment Information

The Company operates as one business that is managed by a single management team reporting to the chief executive officer. The Company does not prepare discrete financial information with respect to separate product or product candidate areas or by location and does not have separately reportable segments.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and preferred dividends payable approximate fair value because of the short term nature of these instruments. Short-term investments are carried at fair value.

Net Product Sales

Except for Periostat and Mutual sales beginning in the second quarter of 2005, the Company recognizes product sales revenue upon shipment to wholesale customers, net of estimated future returns and estimates for chargebacks, applicable wholesale distribution fees, rebates and current inventory levels in the distribution channel, provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, the Company recognizes Periostat sales revenue primarily based on sales to end-users, which are estimated using prescription dispensing data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Since the launch of generic competition to Periostat may result in increased product returns existing in the wholesale and retail channel, the Company has accrued an estimated liability of $1,267 for potential Periostat and other product returns in accrued expenses on the consolidated balance sheet at December 31, 2005. (See note 3)

Upon the May 2005 launch of a third party generic equivalent to Periostat, the Company’s agreement with Mutual provided for rebates to be paid to Mutual to compensate Mutual and its customers for price erosion on the value of certain of its inventories of Mutual’s branded version of Periostat. Accordingly, the Company has deferred revenues associated with such shipments of these products until such future time as the selling price becomes fixed and determinable. At December 31, 2005, the consolidated balance sheet included $3 in current deferred revenue associated with sales of Mutual’s branded version of Periostat. (See note 3)

Contract Revenues

Contract revenues are fee-based arrangements with third parties where revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned in accordance with the related contract terms. The Company does not take title to the inventory sold under these fee-based arrangements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
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

In 2003, SAB 104 replaced Staff Accounting Bulletin No. 101 (SAB 101), which the Company adopted in 2000. The provisions related to up-front license fees were unchanged in SAB 104 versus SAB 101. During 2005, 2004, and 2003, respectively, the Company recorded $12, $140 and $52 in license revenues that were deferred upon the implementation of SAB 101 and previously recognized as license revenues under the historical revenue recognition policy prior to the adoption of SAB 101.

Advertising Costs

The Company records advertising expense when incurred. Such amounts are charged to selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for 2005, 2004 and 2003 were $55, $24 and $139, respectively.

Acquired In-Process Research and Development

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.

Research and Development

Research and product development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs and funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials, statistical analysis and report writing and regulatory compliance costs, including governmental filing fees.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock-based employee and director compensation plans at fair value. Rather than adopt the recommended fair value method, the Company has elected to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under Opinion No. 25, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the market price of the Company’s common stock over the exercise price at the date both the number of shares and exercise price per share are known (measurement date). Such amounts are amortized on a straight-line basis over the respective vesting periods of the option grants. Transactions with non-employees (if any) in which goods or services are the consideration received for the issuance of equity instruments are accounted for on a fair-value-basis in accordance with SFAS No. 123 and related interpretations.

Had the Company adopted the fair value method and recognized the grant-date fair value of the equity instruments issued (using one of the various valuation models permitted), the compensation cost relating to the Company’s share-based payment transactions would have been recognized in the Company’s financial statements. The pro forma net (loss) income allocable to common stockholders and net (loss) income per share allocable to common stockholders if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock Based Compensation—Transition and Disclosures and Amendment of SFAS 123”, are set out below. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

	2005	2004	2003
Net (loss) income allocable to common stockholders:
As reported	$(24,212)	$4,928	$4,827
Add: Stock-based employee compensation expenses included in net (loss) income allocable to common stockholders(1)	—	—	251
Less: Stock-based employee compensation under fair value based method(1)	(2,796)	(3,679)	(5,015)
Pro forma net (loss) income	$(27,008)	$1,249	$63
Basic net (loss) income per share allocable to common stockholders:
As reported	$(1.67)	$0.35	$0.40
Pro forma net (loss) income	$(1.87)	$0.09	$0.01
Diluted net (loss) income per share allocable to common stockholders
As reported	$(1.67)	$0.34	$0.38
Pro forma net (loss) income	$(1.87)	$0.09	$0.01

(1)          Amounts have not been tax-effected as a result of the Company’s significant net operating loss carryforwards.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

The weighted average fair values of stock options granted to employees during 2005, 2004 and 2003 were $4.20, $6.75 and $6.39 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option pricing model and are based on the following weighted average assumptions:

	2005	2004	2003
Expected life in years—
Employees and directors	6.12	7.02	7.00
Risk-free interest rate	4.05%	3.87%	3.52%
Volatility	73%	80%	81%
Expected dividend yield	—%	—%	—%

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

During 2005, three distributors and Mutual accounted for 37%, 24%, 12% and 22% of net product sales, respectively. Three distributors accounted for 59%, 28% and 8% of gross accounts receivable balances as of December 31, 2005. During 2004, three distributors and Mutual accounted for 33%, 29%, 19%, and 14% of net product sales, respectively. These same customers accounted for 30%, 26%, 8%, and 32% of the gross accounts receivable balances as of December 31, 2004. During 2003, three distributors accounted for 43%, 31% and 20% of net product sales, respectively.

During the years ended December 31, 2005, 2004 and 2003, Periostat and Mutual’s branded version of Periostat accounted for approximately 76%, 88% and 82% of the Company’s total net revenues, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews the realizability of the long-lived assets by comparing the asset’s projected undiscounted net cash flows to its carrying value. Impairment, if any, is recognized as the difference between the asset’s carrying value and its fair value. As a result of a change in the contractual life of the Licensing and Marketing Agreement with Atrix (the “Atrix License Agreement”), the Company has adjusted its current and future amortization of its acquired product rights asset to reflect a useful life through December 31, 2007 (see note 7).

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Net (Loss) Income Per Share

Basic income per share (EPS) is calculated by dividing net (loss) income allocable to common stockholders by the weighted average shares of common stock outstanding. Net (loss) income allocable to common stockholders includes dividends and other charges on the preferred stock. Diluted EPS reflects the potential dilution that could occur if outstanding options and warrants were exercised and/or convertible securities were converted into common stock.

As of December 31, 2005, the Company had outstanding stock options and stock warrants that were not included in the calculation of diluted net loss per share allocable to common stockholders because doing so would have been anti-dilutive. Such stock options and warrants to purchase 3,345,267 shares of common stock have been excluded from the computation of diluted EPS for the year ended December 31, 2005. During the years ended December 31, 2005, 2004 and 2003, the Company had approximately 2,353,000, 2,020,000 and 2,020,000 of potential common stock shares from convertible preferred stock that were not included in the calculation of diluted net (loss) income per share allocable to common stockholders because doing so would have been anti-dilutive. For the years ended December 31, 2004 and 2003, for diluted earnings per share there were common stock equivalents of 235,950 and 741,726, respectively, as a result of “in-the-money” stock options and warrants calculated using the treasury method. Excluded from the computation of diluted EPS were 2,213,550 and 860,280 shares of “out-of-the-money” stock options and warrants for the years ended December 31, 2004 and 2003 as they were anti-dilutive.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan and liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. We expect the adoption of SFAS No. 123 will have a material impact on our results of operations and earnings per share. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption and we have not determined whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 (see above) to these consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Reclassification

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

(3) Composition of Certain Financial Statement Captions

Inventories

Inventories at December 31, 2005 and 2004 consist of the following:

	2005	2004
Raw materials	$77	$395
Work-in-process	—	394
Finished goods	553	1,903
	$630	$2,692

During year ended December 31, 2005, the Company recorded a charge to cost of product sales of $1,020 for excess inventory of Periostat and Mutual’s branded version of Periostat. The charge resulted from decreased demand for Periostat and the termination of the Company’s License and Supply Agreement with Mutual both of which resulted from the introduction of a third party generic version of Periostat in May 2005.

Equipment and Leasehold Improvements

Equipment and leasehold improvements at December 31, 2005 and 2004 consist of the following:

	2005	2004	Useful Life
Computer and office equipment	$1,309	$1,365	3-5 years
Exhibit equipment	97	496	5 years
Leasehold improvements	87	60	Shorter of 10 years
	$1,493	$1,921	or lease term
Less: accumulated depreciation and amortization	(954)	(1,423)
	$539	$498

During the year-ended December 31, 2005, the Company wrote off $820 of fixed assets of which $724 were fully depreciated.

Acquired Product Rights

Acquired product rights at December 31, 2005 and 2004 consist of the following:

	2005	2004
Acquired product rights	$2,700	$2,700
Less: accumulated amortization	(2,164)	(1,536)
	$536	$1,164

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Amortization expense, which is included in cost of product sales, was $628, $585 and $586 in 2005, 2004 and 2003, respectively. Expected amortization of acquired product rights is as follows:

2006	268
2007	268
$536

Accrued Expenses

Accrued expenses at December 31, 2005 and 2004 consist of the following:

	2005	2004
Contracted development and manufacturing costs	$739	$1,648
Sales and marketing costs	239	212
Payroll and related costs	2,097	1,731
Professional and consulting fees	232	159
Deferred revenue	58	54
Distribution fees and rebates	237	225
Product returns	1,267	592
Foreign taxes	945	945
State and franchise taxes	110	99
Restructuring	96	—
Other	4	145
	$6,024	$5,810

(4) Stockholders’ Equity—Common Stock

On March 12, 2001, the Company consummated a private equity offering of 1,500,000 shares of common stock for an aggregate purchase price of $7,500, which generated net proceeds to the Company of approximately $6,800. In addition, the investors in this financing were issued an aggregate of 400,000 warrants that were exercisable for up to three years into 400,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The consideration received for such warrants is included in the aggregate proceeds received in the financing. During 2004, all 400,000 of these warrants were exercised into 189,043 shares of the Company’s common stock. Accordingly none of the 400,000 warrants remain outstanding at December 31, 2005. The Company also issued warrants to purchase an aggregate of 150,000 shares of the Company’s common stock, exercisable for up to three years at an exercise price of $5.70 per share, to its financial advisor in this financing. During 2002, 7,140 warrants were exercised into 4,654 shares of the Company’s common stock. During 2003, the remaining 142,860 warrants were exercised into 92,195 shares of the Company’s common stock. The majority of these warrant exercises were in cashless transactions. Accordingly, none of the 150,000 warrants remain outstanding at December 31, 2005. As a result of this financing, the conversion price of the Company’s Series D Cumulative Convertible Preferred Stock (the “Series D Stock”) was reduced to $9.94 per share (See note 5). Such conversion price was

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

further reduced to $9.91 per share in connection with the sale of shares of the Company’s common stock to Atrix (See note 7), and was further reduced to $8.50 per share as a result of the exchange of all 200,000 outstanding shares of Series D Stock for 200,000 shares of the Company’s Series D-1 Cumulative Convertible Preferred Stock (the “Series D-1 Stock”).

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

In connection with the consummation of such equity line and pursuant to the terms of a warrant agreement executed by the Company, the Company issued Kingsbridge a warrant to purchase 40,000 shares of its common stock at an exercise price of $9.38 per share. The conversion price of the Company’s Series D Stock was further reduced to $9.89 as a result of the issuance of shares under the equity line and the issuance of such warrant (see note 5). Such warrant is exercisable as of August 14, 2002, and will expire on August 13, 2007. No warrants have been exercised and all 40,000 warrants are outstanding at December 31, 2005.

On May 29, 2002, the Company’s Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement (the “Rights Agreement”). American Stock Transfer & Trust Company is the rights agent under the Rights Agreement.

Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Participating preferred stock at an exercise price of $65 per share. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 2005, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company’s common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company’s common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

In October 2003, the Company sold 2,000,000 shares of its common stock in a public offering for an aggregate purchase price of $20,000, which generated net proceeds to the Company of approximately $18,703, after the payment of placement agent fees and related expenses.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

On December 21, 2005, the Company entered into definitive agreements with institutional and other investors to sell 2,900,000 shares of the Company’s common stock for an aggregate purchase price of $29,000. On December 23, 2005, the Company closed on the first tier of the offering issuing 1,550,000 shares of common stock in exchange for net proceeds of $14,388 after deducting approximately $1,069 in placement agency fees and other offering expenses that were accrued by the Company at December 31, 2005. This closing is reflected in the Company’s consolidated balance sheet and statement of stockholder’s equity as of December 31, 2005. On January 6, 2006, the Company closed on the second tier of the offering issuing 1,350,000 shares of common stock in exchange for $12,667 of net proceeds.

(5) Preferred Stock Agreements

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

On May 12, 1999, the Company consummated a $20,000 financing through the issuance of 200,000 shares of Series D Stock, which generated net proceeds to the Company of approximately $18,500. OCM Principal Opportunities Fund, L.P. (“OCM”) led the investor group, which also included certain then current stockholders of the Company.

On December 15, 2005, the Company executed a Restructuring and Exchange Agreement with each of the holders of the Series D Stock pursuant to which the Series D stockholders agreed to effect an exchange whereby the Company would exchange all 200,000 outstanding shares of Series D Stock for 200,000 shares of the Series D-1 Stock. The Company recorded a non-cash charge to net (loss) income allocable to common stockholders on the consolidated statement of operations of $3,680 related to this Exchange Agreement in the fourth quarter of 2005.

On December 19, 2005, the Company filed a Certificate of Designations, Preferences and Rights of the Series D-1 Cumulative Convertible Preferred Stock with the Secretary of State of the State of Delaware and on December 21, 2005, the Company exchanged all 200,000 outstanding shares of Series D Stock for 200,000 shares of Series D-1 Stock. As of December 21, 2005, there were no outstanding shares of Series D Stock.

Beginning May 12, 2002, the holders of Series D Stock were paid dividends in cash at a rate of 8.0% per annum. Beginning May 12, 2005, the dividend rate, on the Series D Stock increases 100 basis points per year. Dividends on the Series D Stock and Series D-1 Stock totaling $1,727, $1,600 and $1,600 were declared in 2005, 2004 and 2003, respectively.

Pursuant to the terms of the Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a rate of 9.0% per annum, which are declared and paid every six months. The annual dividend rate shall increase by 1.0% per annum on May 19, 2006 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

The dividend payable to the holders of the Series D-1 Stock shall be doubled upon an event of default, which is defined as, among other things, default on the payment of dividends, material breaches of that certain Stock Purchase Agreement, dated March 19, 1999, by and among the Company, OCM, and the purchasers set forth therein or that certain Stockholders and Registration Rights Agreement, dated March 19, 1999, as amended, by and among the Company, OCM and the purchasers set forth therein, the filing of a bankruptcy petition by or against the Company, acceleration of indebtedness in excess of $1,000, a change in control, or the failure of the Company’s common stock to actively trade on the American Stock Exchange, New York Stock Exchange or the Nasdaq National Market. The Company is entitled to pay the default dividends in shares of common stock in the event the Company cannot pay cash dividends because of a deficiency in cash or a prohibition under Delaware law, such that a cash payment would have a material adverse effect on the Company.

The Series D Stock was convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see below and note 7), at any time by the holder and under certain conditions by the Company. Each share of Series D-1 Stock is convertible, at the option of its holder, at any time, into shares of common stock determined by dividing $100 by the conversion price, which is currently $8.50 per share, for each share of Series D-1 Stock converted. The conversion price of the Series D-1 Stock shall be adjusted, on a weighted average basis, upon the issuance of securities, options or warrants at a price per share less than the then effective conversion price. In the event the Company fails to declare dividends after the Company has been notified of an event of default for failure to pay dividends, the holders of a majority of the Series D-1 Stock shall have the option to elect to have the conversion price of the Series D-1 Stock reset to the then fair value of the Company’s common stock, based upon the five-day trailing average closing price of the common stock (see below).

Each share of Series D-1 Stock is convertible, at the Company’s option, into shares of the Company’s common stock, at the applicable conversion rate, at any time after the common stock has traded at a price per share of at least 200% above the conversion price then in effect for 30 consecutive trading days, provided that the shares of common stock to be issued upon such conversion are registered under the Securities Act of 1933, as amended.

The Series D-1 Stock is entitled to vote together with the holders of the Company’s common stock on all matters to be voted on by the Company’s stockholders generally, on an as-converted to common stock basis. The approval of the holders of at least 66 2/3% of the Series D-1 Stock is required for certain actions by the Company, including creating or issuing stock ranking senior to the Series D-1 Stock. The approval of the holders of at least a majority of the Series D-1 Stock is required for certain actions by the Company, including paying dividends, other than those on the Series D-1 Stock, incurring indebtedness in excess of $10,000 for working capital purposes, disposing of the Company’s assets, except in the ordinary course of business, and acquisitions in any calendar year period in excess of $10,000.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series D-1 Stock shall be entitled to receive out of the Company’s assets available for distribution to the Company’s stockholders, an amount equal to $100 per share of Series D-1 Stock plus all cumulative dividends, whether or not earned or declared, which at December 31, 2005 equaled $20,900.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Each outstanding share of Series D-1 Stock is redeemable, at the Company’s option as follows:  at $100 per share plus all accrued and unpaid dividends if less than 5% of the Series D-1 Stock originally issued are outstanding and at $100 per share plus accrued and unpaid dividends in the event of a change in control of the Company.

(6) Acquisition

On December 14, 2005, the Company executed a Share Purchase Agreement (the “SansRosa Purchase Agreement”), with SansRosa Pharmaceutical Development, Inc., (“SansRosa”), and all of the existing shareholders of SansRosa, (the “SansRosa Shareholders”), pursuant to which the Company acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750. For accounting purposes, the SansRosa transaction was treated as the acquisition of in-process research and development. The cost of the acquisition was charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, the Company has the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, the Company will pay the shareholders of SansRosa an additional $4,000 to $6,000. The agreement also provides for royalty payments currently, to minority shareholders linked to future product sales.

The Company’s policy is to consolidate the accounts and results of operations of its majority-owned subsidiaries, including SansRosa. SansRosa did not have significant operations during the period from December 14, 2005 through December 31, 2005. No expenses were incurred nor were revenues earned by SansRosa during the period from December 14, 2005 through December 31, 2005. Accordingly, no minority interest liability has been accrued at December 31, 2005. Since the minority shareholders have no obligation to fund the ongoing losses of SansRosa, no minority interest receivable will be recorded.

(7) Licensing/Co-Promotion Agreements

In June 2005, the Company entered into the Promotion Agreement with Primus under which the Company agreed to promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company will receive a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products are funded by Primus. The majority of product sample costs and all sales force compensation are funded by the Company. The Company is required to deliver a minimum amount of annual contract year sales presentations to dermatologists. The Company has also agreed to achieve certain levels of product prescriptions as measured on an annual contract year basis. The Promotion Agreement has an initial term that extends through June 30, 2008 and then renews automatically for successive additional terms of one year unless earlier terminated pursuant to the terms of the agreement.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

On August 19, 2004, the Company executed an Asset Purchase and Product Development Agreement (the “Purchase Agreement”) relating to its Restoraderm technology that superseded its Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, the Company purchased all right, title and interest in the intellectual property and related rights to the Restoraderm™ topical drug delivery system. The Company intends to develop Restoraderm for dermatological applications. In accordance with the terms of the Purchase Agreement, the purchase price of the assets will be up to $1,000 subject to the achievement of certain milestones. The Company is also required to pay product development milestone payments in the aggregate amount of up to approximately $2,000 and royalty and sublicense fees, if applicable, upon product commercialization. During the year ended December 31, 2004, the Company incurred approximately $300 in research and development expenses related to the asset purchase. During the year ended December 31, 2004, the Company incurred approximately $133 related to the product development milestones, which was charged to research and development in the consolidated statements of operations. The purchase was charged to in-process research and development since the Restoraderm technology has not achieved technical feasibility when acquired.

Pursuant to a Co-Promotion Agreement the Company executed with Merck in September 1999, the Company received the exclusive right to co-promote Vioxx, a prescription strength non-steroidal anti-inflammatory drug. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of such Co-Promotion Agreement which expired on December 31, 2003. The Company continued to earn nominal residual contract revenues through 2005 from this agreement. The Co-Promotion Agreement also provides for indemnification of the Company by Merck against any claims arising from manufacturing or design defects in the product or for which the Company, as the promoter of the product, may be strictly liable as if it had been a seller of an inherently dangerous product. During the years ended December 31, 2005 and 2004, the Company recorded $153 and $237, respectively, in residual contract revenues under this agreement.

On August 24, 2001, the Company signed the Atrix License Agreement with Atrix to market the Atrix Products to the United States dental markets. Pursuant to the terms of the Atrix License Agreement, among other things, Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year. The Company paid a $1,000 licensing fee to Atrix in 2001 to market such products in the United States.  The $1,000 license fee payment has been capitalized and is being amortized to cost of product sales over the estimated useful life of the license on a straight-line basis (see below). On an annual basis commencing with fiscal year 2003, the Company was required to make marketing expenditures to promote the Atrix dental products equal to the lesser of $4,000 or 30% of the Company’s contribution margin, as defined in the agreement, for the promotion of a specific Atrix product that the Company markets plus the lesser of $2,000 or 30% of the Company’s contribution margin, as defined in the agreement, for the promotion of a separate Atrix product that the Company markets. These annual requirements were met by the Company in 2004. The Company terminated its dental promotional activities in May 2005 and was no longer required to meet the minimum annual spending requirements for 2005.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

On February 22, 2006, the Company amended its Atrix License Agreement and has agreed to continue to sell the Atrix Products through its distributor and pay an increased royalty on net sales and an increased transfer price, but the Company is no longer required to make annual minimum expenditures for advertising and promotional activities. Pursuant to the amended agreement, either party may terminate the Agreement at any time, with or without cause, upon six (6) months prior written notice. The amendment amends the term of the License and Marketing Agreement through December 31, 2007. Accordingly, the Company has adjusted the estimated remaining useful life of Atrix product right asset through December 31, 2007.

In addition, pursuant to the terms of a Stock Purchase Agreement dated August 24, 2001 by and between the Company and Atrix, Atrix purchased 330,556 unregistered shares of the Company’s common stock for an aggregate purchase price of approximately $3,000. As a result of the sale of such shares to Atrix, the conversion price of the Series D Stock was reduced to $9.91 per share.

On May 24, 2002, the Company executed a Sublicense Agreement with Altana pursuant to which the Company was granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel Cream, a mid-potency topical corticosteroid indicated for the relief of mild-to-moderate inflammatory disorders of the skin such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. The Company purchases all Pandel products to be sold from Altana.

Pursuant to the terms of its agreement, the Company paid Altana an aggregate sublicense fee of $1,700, of which $900 was paid in 2003. The sublicense fee has been capitalized and is fully amortized at December 31, 2005. In addition, the Company is required to pay a royalty fee equal to a percentage of the net sales of the product, if any. The agreement may be terminated by the Company: (i) at any time, without cause, upon twelve months prior written notice; (ii) if Altana shall commit any uncured, willful or material breach of the provisions of the agreement; or (iii) if Altana shall cease to manufacture or supply the product to the Company. Altana may terminate the agreement: (i) at any time, without cause, upon twelve months written notice; (ii) if the Company shall commit any uncured, willful or material breach of the provisions of the agreement; (iii) if the Company shall cease to offer the product for distribution to its customers; or (iv) if the Company fails to make certain payments or fulfill certain invoicing obligations.

During the year ended December 31, 2005, $132 of license revenues was recognized to reflect the elimination of any continuing involvement related to the upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd. which was terminated in March 2005.

On March 14, 2003, the Company terminated its license agreement with Roche S.P.A. for the marketing and distribution of Periostat in Italy. As a result of the termination of the agreement, during 2003, the Company accelerated the recognition of the remaining $222 of unamortized deferred revenue related to the $400 up-front payment received in 1996 and also recognized $425 related to the collection of outstanding milestone payments from Roche.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

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

(8) Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and extend its revolving credit facility. The credit facility had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. As of December 31, 2004, the Company had an outstanding letter of credit approximating $544 that served as collateral for certain future inventory purchase commitments of the Company, if any. No letter of credit was outstanding at December 31, 2005. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate or 7.25% at December 31, 2005. The Company is charged an unused line credit fee of 0.375% of the unused line per annum. As of December 31, 2005 and 2004, the Company had no borrowings outstanding.

(9) Stock Option Plans

The Company has four stock-based compensation plans:

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

classes of stock at the time of grant must have an exercise price no less than 110% of the fair value on the date of grant. Such options are exercisable for a period of ten years from the grant date and generally vest over a two to five year period, and may be accelerated for certain grants in certain circumstances.

The 2005 Equity Incentive Plan (the “2005 Plan”) provides for the granting of incentive and nonqualified options, restricted stock awards, restricted stock units and other stock-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company’s common stock at a price, for the incentive options, not less than the fair value on the measurement date. The number of shares of common stock that may be issued under the 2005 Plan shall be equal to 1,000,000 shares plus any shares of common stock reserved for issuance under the 1996 Plan upon expiration of the 1996 Plan in March 2006. The maximum number of shares of common stock that may be issued under the 2005 Plan shall be 1,500,000. Incentive and nonqualified options granted to individuals owning more than 10% of the voting power of all classes of stock at the time of grant must have an exercise price no less than 110% of the fair value on the date of grant. Such options are exercisable for a period of ten years from the grant date and generally vest over a five year period, and may be accelerated for certain grants in certain circumstances.

During 2005, 2004 and 2003, certain existing non-executive members of the Board of Directors were granted 115,000, 116,907 and 74,500 options, respectively, at a weighted average exercise price of $5.71, $9.10 and $10.80 per share, respectively. These grants were issued under the 1996 Plan. Such options vest 25% per annum, commencing one year from the grant date.

At December 31, 2005, there were 457,155 shares available for grant under the 1996 Plan, 75,000 under the Nonemployee Director Plan, and 921,600 under the 2005 Plan.

The following table summarizes the stock option activity for all plans for 2003 through 2005:

	Options	Weighted average exercise price per share
Balance, December 31, 2002	2,955,170	$8.91
Granted	899,350	10.23
Exercised	(374,374)	4.52
Cancelled	(47,142)	10.38
Balance, December 31, 2003	3,433,004	9.72
Granted	744,007	9.12
Exercised	(354,634)	6.19
Cancelled	(551,154)	10.95
Balance, December 31, 2004	3,271,223	9.76
Granted	482,755	6.20
Exercised	(118,920)	4.88
Cancelled	(329,791)	10.40
Balance, December 31, 2005	3,305,267	$9.35

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

As of December 31, 2005, the following options were outstanding and exercisable by price range:

	Outstanding			Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of options	Weighted average exercise price per share
$ 0.33 – $4.49	700	9.37	$4.08	—	$—
4.50 – 6.99	914,235	7.54	5.69	363,060	5.61
7.01 – 8.88	390,770	6.41	8.09	280,882	8.01
9.00 – 11.88	1,595,882	6.06	10.07	887,462	9.98
$12.00 – $24.25	403,680	3.64	15.97	403,680	15.97
	3,305,267	6.22	$9.35	1,935,084	$10.13

As a result of a transition agreement with Brian M. Gallagher, Ph.D., the Company’s former chairman, chief executive officer and president, the Company recognized a non-cash compensation charge of $251 for the year ended December 31, 2003 relating to the acceleration of vesting of certain in-the-money stock options held by Dr. Gallagher.

On December 8, 2003, the Company granted stock options to Colin W. Stewart, its president and chief executive officer, effective the date of commencement of his employment. These options were granted without stockholder approval under the following terms:  300,000 non-qualified stock options, exercise price equal to the fair value on the grant date, ten-year term and vesting at the rate of 20% for each year of service with the Company. In certain circumstances, if the closing price of the Company’s common stock exceeds a pre-determined per share price for a certain number of consecutive days, a portion of such options will vest immediately. This did not occur during 2003, 2004 or 2005.

(10) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using currently enacted tax rates.

The provision for income taxes is as follows:

	Year Ended December 31,
Current	2005	2004	2003
Federal	$—	$22	$80
Foreign	—	945	—
State	—	—	5
	$—	$967	$85

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

Reconciliations of the income tax expense from the Federal statutory rates for 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005		2004		2003
Statutory Federal income tax	$(6,393)	(34.0)%	$2,548	34.0%	$2,214	34.0%
Adjustments resulting from:
Foreign income taxed at differentrates	—	—	9	0.1	—	—
State taxes, net of Federal benefit	—	—	—	—	3	—
Permanent items and others	(63)	(0.3)	87	1.2	(316)	(4.8)
Increase (decrease) in valuation allowance	6,456	34.3	(1,677)	(22.4)	(1,816)	(27.9)
Total income tax expense	$—	—%	$967	12.9%	$85	1.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Depreciation and amortization	$526	$356
Net operating loss carryforwards	26,163	20,184
Tax credit carryforwards	1,043	1,043
Accrued expenses	836	921
Deferred revenue	488	96
Total gross deferred assets	29,056	22,600
Less valuation allowance	(29,056)	(22,600)
Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2005 and 2004.

The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of approximately $6,456 and decrease of $1,677, respectively, related primarily to the increase in net operating losses in 2005 and utilization of net operating losses in 2004.

At December 31, 2005, the Company had approximately $74,000 of Federal and $38,000 of state net operating loss carryforwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carryforwards will begin to expire in 2010. The state net operating losses have

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

begun to expire and will continue to expire through 2015, if not utilized. Included in the Company’s net operating loss carryforward are deductions relating to the exercise of non-qualified stock options in the amount of $8,266, which tax benefit will be credited to additional paid-in capital to the extent such tax assets are realized in the future. The Company also has research and development tax credit carryforwards of approximately $893 available to reduce Federal income taxes which begin expiring in 2007.

Section 382 and Section 383 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company’s equity transactions, a portion of the Federal net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2005, approximately $59,000 is immediately available to offset future taxable income. The annual net operating loss utilization may be further limited if additional changes in ownership occur. The Company is currently evaluating such further limitations that could result from the December 2005 and January 2006 common stock sale of 2,900,000 shares of common stock. In addition to the section 382 and 383 limitations, the state net operating loss carryforwards are subject to a $2,000 annual limitation.

(11) Technology License

At the time of its formation in 1992, the Company entered into an agreement with the Research Foundation of the State University of New York at Stony Brook (“SUNY”) whereby the Company received an option to acquire a technology license. The Company’s option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed twenty years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is required to pay all patent fees and related legal costs under the license, as well as to support certain additional research efforts. In addition, the Company is liable to SUNY for annual royalty fees based on net Periostat sales, if any, as defined in the agreement. Legal costs incurred by the Company in defending the patents underlying the technology license are deducted from royalties paid to SUNY (See note 15). A minimum annual royalty of $50 per year is required for the duration of the technology license. The Company incurred royalty expense for this technology of $899, $1,933 and $1,832 in 2005, 2004 and 2003, respectively.

(12) Sales Force Restructuring

On May 16, 2005, the Company announced the restructuring of its sales force following the FDA’s approval of a third party generic version of Periostat. As a result of the restructuring, the Company ceased all dental promotional activities. The Company incurred a $1,184 restructuring charge during the year ended December 31, 2005. Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of tangible assets and payments due under an operating lease associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company. As of December 31, 2005, $96 of the restructuring charge had not yet been paid and is a

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

component of accrued expenses on the Company’s consolidated balance sheet. (See note 3)  The accrued expense of $96 is expected to be paid during 2006.

On April 22, 2004, the Company announced the restructuring of its pharmaceutical sales organization into dedicated dental and dermatology sales forces. The Company incurred a $348 restructuring charge during the year ended December 31, 2004. As of December 31, 2005, all of these costs have been paid by the Company.

(13) Commitments and Contingencies

The Company maintains various operating leases, primarily for office space and equipment. As of December 31, 2005, future minimum payments under noncancellable operating leases are as follows:

2006	$554
2007	360
2008	334
2009	195
Total	$1,443

Expense under operating leases (including restructuring charges) for the years ended December 31, 2005, 2004 and 2003 totaled $546, $520 and $327, respectively.

During December 2003, the Company entered into a three-year operating lease agreement for certain sales force automation equipment. Under this agreement the Company is required to make monthly payments through January 2007, based on the monthly number of users.

On June 10, 2002, the Company executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or Supernus, successor in interest to Shire Laboratories, Inc. pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to use Supernus’ drug delivery technology to develop, make, have made, use, supply, export, import, register and sell products for the treatment of various inflammatory disorders.  The Company committed to make certain future payments to Supernus, in cash or, at the Company’s option, a combination of cash and the Company’s common stock, upon the achievement of certain clinical and regulatory milestones. The Company incurred $830 in such milestone costs in 2005 which was charged to research and development expense in 2005. The Company paid in cash $415 of this charge in 2005. The remaining $415 was paid in cash in January 2006. Future payments could be as much as $2,670 in the aggregate and relate primarily to regulatory approval, both domestic and international, of products utilizing the Supernus technology and domestic launch of such products. The Company will also pay a royalty on future net sales of products, if any, utilizing any part of the technology.

In December 2003, Brian M. Gallagher, Ph.D., the Company’s former chairman, chief executive officer and president, left the Company. Dr. Gallagher continues to serve as a member of the Company’s Board of Directors and, until December 2005, acted as a consultant to the Company. The Company incurred $304 and $324 respectively, in consulting fees to Dr. Gallagher in each of the years ended

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

December 31, 2005 and 2004. In 2003, the Company incurred $20 in such consulting expense and also recognized a non-cash stock compensation charge of approximately $251 relating to the acceleration of vesting of certain in-the-money stock options held by Dr. Gallagher.

(14) Legal Settlements and Proceedings

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

In July 2003, the Company commenced an action against Mutual in the United States District Court for the Eastern District of New York seeking to prevent Mutual from introducing 20 mg tablets of doxycycline hyclate into the market in the United States. The Company’s suit alleged infringement of patents covering the Company’s Periostat product. On April 8, 2004, the Company announced that it had settled all pending litigation between the Company and Mutual. In the settlement, Mutual agreed and confessed to judgment that the Company’s Periostat patents are valid and would be infringed by the commercial manufacture, use, sale, importation or offer for sale of the generic version of Periostat for which Mutual had submitted its Abbreviated New Drug Application, or ANDA. The Company paid to Mutual $2,000, which represented a portion of the anticipated fees and expenses that the Company would save as a result of the settlement of the pending actions with Mutual. This charge was recorded in 2004.

In connection with the settlement, the Company and Mutual entered into a License and Supply Agreement pursuant to which Mutual received a license to sell a branded version of Periostat and would purchase this product exclusively from the Company at prices below the Company’s average manufacturer’s price. The License and Supply Agreement also provided for the Company to make price adjustments to Mutual after a generic version of Periostat had become available on the market at a price lower than the selling price of Mutual’s branded version of Periostat. These adjustments were to take the form of rebates or credits to Mutual to reduce the acquisition cost of the branded version of Periostat in Mutual’s inventory or to offset rebates and similar retroactive price adjustments requested by, and actually provided by, Mutual to its customers.

On May 13, 2005, the FDA approved a third party generic version of Periostat that was launched in late May 2005. Upon this generic launch, Mutual was no longer obligated to purchase its branded version of Periostat from the Company and ceased purchasing from the Company in June 2005.

In June 2003, the Company commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat (the “FDA Litigation”). On July 23, 2003, the United States District Court for the District of Columbia issued an injunction in favor of the Company. On January 20, 2005, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction that had prohibited the FDA from approving any ANDAs submitted for any generic version of Periostat. The Company lodged, but has now withdrawn, an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

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

In addition to the above proceedings, the Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. Currently, the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

(15) Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with SUNY covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,700 in settlement payments to Mutual and West-Ward, from current and future royalties due to SUNY on net sales of products based on the SUNY technology. During the years ended December 31, 2005, 2004, and 2003, the Company incurred $1,100, $4,116 (which included the $2,000 Mutual settlement), and $3,757 (which included the $700 West-ward settlement), in legal defense, litigation, and settlement costs, respectively, of which $899, $1,933, and $1,750 were deducted from royalties earned by SUNY during these periods, respectively (See note 11). The cumulative legal patent defense, litigation and settlement costs incurred to date exceed the amount of the royalties payable to SUNY, earned during the litigation period, as of December 31, 2005 by $4,140. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

(16) Sale of U.K. and European Dental Assets

On November 3, 2004, CollaGenex International Ltd (“CIL”), a wholly-owned U.K. subsidiary of the Company, sold its U.K. and European dental assets to Alliance for net proceeds of $2,980. This agreement

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

provided for the sale by CIL to Alliance of certain trademark rights, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia. The agreement also granted Alliance an option to acquire a license to register and market Periostat-MR™, a once-daily, modified release form of Periostat, for adult periodontitis in the same territories. The Company has retained all rights to Periostat-MR for all other clinical indications. The Company also entered into a Supply Agreement with Alliance pursuant to which the Company will supply Periostat in bulk tablet form to Alliance at a negotiated fair value transfer price.

The Company recorded net proceeds of $2,980 from the sale during the year ended December 31, 2004. The net proceeds represent the $3,300 payment from Alliance less professional fees incurred in connection with the transaction. As a result of the transaction, the Company also recognized $96 in previously deferred license revenues during the year ended December 31, 2004. In addition to these revenues, the Company also recognized $74 in net product sales related to bulk shipments of Periostat to Alliance during the years ended December 31, 2005 and 2004.

(17) 401(k) Salary Reduction Plan

In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the “401(k) Plan”) available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary, as defined, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant’s account. During each of the years ended December 31, 2004 and 2003, the Company made a discretionary contribution of $100 to the 401(k) Plan. In 2005, the 401(k) plan was amended to allow an employer sponsored matching contribution of 20% on each dollar for the first 6% of the compensation deferred by the participant. During 2005, the Company made matching contributions of $78 to the 401(k) Plan.

(18) Related Party Transactions

A current member of the Company’s Board of Directors is also a 1.0% holder of the Company’s Series D-1 Stock which was exchanged for shares of Series D Stock in connection with the execution of the Restructuring and Exchange Agreement in December 2005 (See note 5).

During 2003, the Company engaged an outside firm to perform certain consulting services for approximately $55. One of the primary stakeholders in the outside firm is a member of the Company’s Board of Directors.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

(19) Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for 2005 and 2004:

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$ 12,035	$ 6,917	$ 4,500	$ 2,953
Gross margin on product sales	9,371	5,171	3,446	1,863
Net loss	(2,058)	(5,415)	(4,924)	(6,408)
Preferred stock restructuring charge	—	—	—	(3,680)
Net loss allocable to common stockholders	(2,458)	(5,842)	(5,378)	(10,534)
Basic and diluted net loss per share allocable to common stockholders(1)	$ (0.17)	$ (0.41)	$ (0.37)	$ (0.72)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$ 13,406	$ 14,445	$ 11,075	$ 13,220
Gross margin on product sales	11,327	12,320	9,454	11,192
Net (loss) income	(34)	1,998	1,125	3,439
Net (loss) income allocable to common stockholders	(434)	1,598	725	3,039
Basic and diluted net (loss) income per share allocable to common stockholders(1)	$ (0.03)	$ 0.11	$ 0.05	$ 0.21

(1)          Quarterly figures do not summate to annualized figure due to the quarterly EPS computation being done independently.

(20) Supplemental Cash Flow Information

Years Ended
	2005	2004	2003
Supplemental schedule of non-cash investing and financing activities:
Accrued liability for licenses	$ —	$ 150	$ —
Preferred stock restructuring charge (See note 5)	$ 3,680	—	—
Accrued liability for common stock offering fees (See note 4)	$ 1,069	—	—
Cash dividends declared but not paid on preferred stock	$ 900	$ 800	$ 800
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ —	$ 25	$ 197

On December 15, 2005, the Company executed a Restructuring and Exchange Agreement with each of the holders of the Series D Stock pursuant to which the Series D stockholders agreed to effect an exchange whereby the Company would exchange all 200,000 outstanding shares of Series D Stock for

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

200,000 shares of the Series D-1 Stock. The Company recorded a non-cash charge on the consolidated statement of operations of $3,680 related to this Exchange Agreement in the fourth quarter of 2005.

On December 21, 2005, the Company entered into definitive agreements with institutional and other investors to sell 2,900,000 shares of the Company’s common stock for an aggregate purchase price of $29,000. On December 23, 2005, the Company closed on the first tier of the offering issuing 1,550,000 shares of common stock in exchange for net proceeds of $14,388 after deducting approximately $1,069 in placement agency fees and all offering expenses that were accrued by the Company at December 31, 2005.

COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Description	Balance at the Beginning of Period	Additions		Deductions		Balance at the End of Period
Accounts Receivable Allowance:		Charged to Statement of Operations
2005	$258	$1,950	(1)	$2,104	(2)	$104
2004	$359	$2,580	(1)	$2,681	(2)	$258
2003	$395	$2,190	(1)	$2,226	(2)	$359

(1)          Amounts are recognized as a reduction from gross sales.

(2)          Amounts represent chargebacks and cash discounts processed.