Form 10-Q
period 2006-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2006-05-08
CIK 1012270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐  No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2006:

Class	Number of Shares
Common Stock $.01 par value	17,478,909

COLLAGENEX PHARMACEUTICALS, INC.

CollaGenex Pharmaceuticals, Inc. - United States trademarks:
Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra™, Periostat-MR™, SansRosa™, Unorthodoxy™, Aprecin™, Zedara™ and Oracea™.
CollaGenex Pharmaceuticals, Inc. - European Community trademarks:
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(dollars in thousands, except share data)
(unaudited)

Assets	March 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$22,883	$26,219
Short-term investments	21,370	18,206
Accounts receivable, net of allowances of $115 and $104 at March 31, 2006 and December 31, 2005, respectively	1,538	1,428
Inventories	759	630
Prepaid expenses and other current assets	1,924	1,564
Total current assets	48,474	48,047
Equipment and leasehold improvements, net	633	539
Acquired product rights, net	469	536
Other assets	43	43
Total assets	$49,619	$49,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,715	$5,411
Accrued expenses	5,097	6,024
Accrued financing costs	—	1,069
Preferred dividends payable	—	900
Total current liabilities	8,812	13,404
Deferred revenue	36	93
Commitments and Contingencies (Notes: 5 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation value of $20,000 at March 31, 2006 and $20,900 at December 31, 2005); 150,000 shares of Series A Participating Preferred Stock $0.01 par value, designated and no shares issued and outstanding at March 31, 2006 and December 31, 2005	2	2
Common stock, $0.01 par value; 25,000,000 shares authorized, 17,465,369 and 16,054,797 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	175	161
Additional paid-in capital	138,614	124,647
Accumulated other comprehensive loss	(30)	(4)
Accumulated deficit	(97,990)	(89,138)
Total stockholders’ equity	40,771	35,668
Total liabilities and stockholders’ equity	$49,619	$49,165

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net product sales	$3,341	$11,836
Contract revenues	252	39
License revenues	23	160
Grant revenues	105	—
Total revenues	3,721	12,035
Operating expenses:
Cost of product sales	895	2,465
Research and development	3,713	4,094
Selling, general and administrative	8,511	7,746
Total operating expenses	13,119	14,305
Operating loss	(9,398)	(2,270)
Other income:
Interest income	546	212
Net loss	(8,852)	(2,058)
Preferred stock dividend	464	400
Net loss allocable to common stockholders	$(9,316)	$(2,458)
Net loss per basic and diluted share allocable to common stockholders	$(0.54)	$(0.17)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	17,348,984	14,404,677

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,852)	$(2,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	793	—
Write-down of inventory	—	844
Depreciation and amortization expense	124	212
Accounts receivable provisions	11	(5)
Charge for in-process research and development	200	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	(542)
Inventories	(129)	273
Prepaid expenses and other assets	(360)	(306)
Accounts payable	(1,696)	555
Accrued expenses	(927)	(194)
Deferred revenue	(57)	(91)
Net cash used in operating activities	(11,014)	(1,312)
Cash flows from investing activities:
Capital expenditures	(151)	(157)
Purchase of in-process research and development	(200)	(150)
Purchase of short-term investments	(12,240)	(6,168)
Maturities of short-term investments	9,050	12,623
Net cash (used in) provided by investing activities	(3,541)	6,148
Cash flows from financing activities:
Net proceeds from issuance of common stock	11,594	—
Net proceeds from common stock under share-based compensation plans	525	26
Payment of preferred dividends	(900)	(800)
Net cash provided by (used in) financing activities	11,219	(774)
Net (decrease) increase in cash and cash equivalents	(3,336)	4,062
Cash and cash equivalents at beginning of period	26,219	11,889
Cash and cash equivalents at end of period	$22,883	$15,951

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX    PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(dollars in thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by CollaGenex Pharmaceuticals, Inc. and subsidiaries, or the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and the regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2005 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Product Sales

The Company historically recognized product sales revenue upon shipment to wholesale customers, net of estimated future returns and estimates for chargebacks, applicable wholesale distribution fees, rebates and current inventory levels in the distribution channel, provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of

2005, the Company began recognizing Periostat® sales revenue based on sales to end-users, which are estimated using prescription dispensing data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Since the launch of generic competition to Periostat may result in increased product returns existing in the wholesale and retail channel, the Company has accrued an estimated liability of $969 for potential Periostat and other product returns in accrued expenses on the consolidated balance sheet at March 31, 2006.

Pursuant to the Company’s Promotion and Cooperation Agreement, or the Promotion Agreement, with Primus Pharmaceuticals, Inc., or Primus, contract revenues for Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus. The Company does not take title to the inventory sold by Primus under the Promotion Agreement.

During the fourth quarter of 2005, the Company received notice that a grant had been approved by the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators of the potent anti-inflammatory effects of incyclinide. The Company expenses such research expenditures as they are incurred and recognizes grant revenue for the portion of the expenditures that are reimbursed by the NIH. These revenues are recorded at the time they are submitted for reimbursement. The Company recognized $105 in grant revenues during three months ended March 31, 2006.

Pre-Launch Manufacturing Costs

The Company classifies direct manufacturing costs relating to the manufacture of product inventory and samples in advance of a new product launch as research and development expense until it receives an approval letter from the Food and Drug Administration, or FDA, for a new product. Following FDA approval of a product, the Company capitalizes the inventory costs relating to that product.

Stock-Based Compensation

As part of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, as of January 1, 2006, the Company recognized the fair value of share-based compensation awards in the Company’s consolidated financial statements using the modified prospective method. The Company applies the Black-Scholes option pricing model in order to determine the fair value of stock options on the date of grant, and it applies judgment in estimating key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company’s estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily composed of commercial paper and government notes. At March 31, 2006, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of equity. The accumulated net unrealized loss on short-term investments was $30 and $4 at March 31, 2006 and December 31, 2005, respectively.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R.  We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election.  We are currently evaluating the alternative methods in connection with our adoption of SFAS No. 123R.

Note 2 — Concentration of Credit and Other Risks

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

A majority of the Company’s revenue has historically been derived from a small number of wholesale drug distributors and United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual. For the three months ended March 31, 2006, sales to Cardinal Health, Inc., McKesson Corporation, and Amerisource Bergen, represented approximately 53%, 26% and 14%, respectively, of the Company’s aggregate net product sales. Such customers also represented 58%, 29% and 8% of the Company’s total accounts receivable balance at March 31, 2006. For the three months ended March 31, 2005, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation and Mutual represented approximately 30%, 29%, 12% and 25%, respectively, of the Company’s aggregate net product sales. Such customers also represented 19%, 14%, 8% and 55%, respectively, of the Company’s total accounts receivable balance at March 31, 2005.

During the three months ended March 31, 2006, Periostat accounted for approximately 42% of the Company’s total net revenues. During the three months ended March 31, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 87% of the Company’s total net revenues.

Note 3 — Share-Based Compensation

At March 31, 2006, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan and historical plans are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from two to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in

Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, for stock options granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three months ended March 31, 2005, as all of the options granted had an exercise price per share equal to the market value of a share of the Company’s common stock on the date of grant. Results for prior periods have not been restated. The Company is using the straight-line method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.8% to all unvested options as of the date of adoption and during the quarter ended March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. During the three months ended March 31, 2006, the Company recorded $793 of stock compensation expense. This amount is composed of $99 related to research and development expenses and $694 related to selling, general and administrative expenses. No amounts of share-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the first quarter of 2005 (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

	Three Months Ended March 31, 2005
Net loss allocable to common stockholders - as reported	$(2,458)
Add: Stock based compensation included in the determination of net income as reported	—
Deduct: Total stock based compensation expense determined under the fair value method for all grants	(811	)(1)
Net loss allocable to common stockholders - pro forma	$(3,269)
Basic and diluted net loss per share
As reported	$(0.17)
Pro forma	$(0.23)

(1)             Amounts have not been tax-effected as a result of the Company’s significant net operating loss carry-forwards.

As a result of adopting SFAS No. 123R, the Company’s loss allocable to common stockholders for the three months ended March 31, 2006 was $800 larger than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share allocable to common stockholders for the three months ended March 31, 2006 would have been $0.58 per share if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share allocable to common stockholders of $0.54 per share.

Since inception, the Company has had four stock-based compensation plans. The Company issues new shares of common stock upon the exercise of stock options. The only active plan at March 31, 2006 is the 2005 Equity Incentive Plan, or the 2005 Plan.

The 1992 Stock Option Plan, as amended, or the 1992 Plan, provided for the granting of incentive and nonqualified options to directors, employees and consultants to purchase up to 291,000 shares of the Company’s common stock at a price, for the incentive options, not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the grant date and generally vest over a four-year period. All 291,000 options available under the 1992 Plan were granted by 1996.

The 1996 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, provides for the issuance of stock options to new non-employee directors to purchase up to 300,000 shares of common stock at an exercise price equal to the fair value on the date of grant. Such options are exercisable for a period of ten years from the date of grant and vest 20% per year commencing one year from the grant date. The Non-Employee Director Plan expired in March 2006. No outstanding shares under the Non-Employee Director Plan were eligible to be transferred into other active Company stock-based compensation plans.

The 1996 Stock Option Plan, as amended, or the 1996 Plan, provides for the issuance of incentive and nonqualified options to employees and consultants to purchase up to 3,000,000 shares of the Company’s common stock at a price, for the incentive options, no less than the fair value of the common stock on the date of grant. Such options are exercisable for a period of ten years from the grant date and generally vest over a two-to-five-year period, although vesting for options granted to certain Company officers is subject to acceleration under certain circumstances. The 1996 Plan expired in March 2006, at which time all unissued options were rolled over to the 2005 Plan.

The 2005 Plan provides for the issuance of incentive and nonqualified options, restricted stock awards, restricted stock units and other stock-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company’s common stock at a price per share, for the incentive options, not less than the fair value of a share of the Company’s common stock on the grant date. The number of shares of common stock that may be issued pursuant to the 2005 Plan is 1,000,000 shares plus the roll over of 476,555 remaining shares of common stock reserved for issuance under the 1996 Plan upon its expiration in March 2006. At March 31, 2006, there were only stock options available for issuance under the 2005 Plan. Such options are exercisable for a period of ten years from the grant date and generally vest over a five-year period, although vesting for options granted to certain Company officers is subject to acceleration under certain circumstances. At March 31, 2006, 1,010,555 shares of common stock were available for issuance pursuant to awards under the 2005 Plan.

Certain options granted in 2003 are being amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting.

The following table summarizes activity under all stock option plans for the respective periods:

	Three Months Ended
(In thousands, except per share data)	March 31, 2006	March 31, 2005
Weighted-average fair value of options granted per share	$7.78	$3.91
Intrinsic value of options exercised	$349	$125

At March 31, 2006, the value of the unvested portion of all outstanding stock-related awards was $8,386, which the Company expects to amortize and recognize as compensation expense over the weighted average service period of approximately 3.3 years.

The amount of cash received during the three months ended March 31, 2006 from exercise of options was approximately $525. No related tax benefit from the exercise of such options was realized as a result of the Company’s significant net operating loss carryforwards and full valuation allowance.

The fair values of the options granted during the three months ended March 31, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s stock. The expected life is determined using the short-cut method permitted under SAB 107. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders. The following are the weighted average assumptions used during the respective periods:

	Three Months Ended March 31,
	2006	2005
Expected life in years	6.50	6.46
Risk-free interest rate	4.54%	4.09%
Volatility	69.7%	72.8%
Expected dividend yield	0%	0%

Stock option activity under all plans during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2005	3,305,267	$9.35
Options granted	387,600	$11.45
Options exercised	(60,562)	$8.67
Options forfeited or cancelled	(19,550)	$8.69
Balance at March 31, 2006	3,612,755	$9.58	6.40	$18,859
Exercisable, March 31, 2006	2,133,582	$9.99	4.77	$10,263

(1)             The aggregate intrinsic value on this table was calculated based on the positive difference between the closing sales price of the Company’s common stock on March 31, 2006 and the exercise price of the underlying options.

Note 4 — Inventories

Inventories at March 31, 2006 and December 31, 2005 consist of the following:

	2006	2005
Raw materials	$77	$77
Finished goods	682	553
	$759	$630

Note 5 — Line of Credit

On June 7, 2004, the Company entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend its revolving credit facility, which expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. No letter of credit was outstanding at March 31, 2006 and December 31, 2005. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate, or 7.75% at March 31, 2006. The Company is charged an unused line credit fee of 0.375% of the unused line per annum. As of March 31, 2006 and December 31, 2005, the Company had no borrowings outstanding.

The Company is currently in discussions with Silicon Valley Bank regarding the renewal of the line of credit, however, the Company cannot offer assurance that such discussions will result in a renewal.

Note 6 — Contract and License Revenues

The Company recorded $275 in contract and licensing revenues for the three months ended March 31, 2006. In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company will receive a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products will be funded by Primus. The majority of product sample costs and all sales force compensation will be funded by the Company. During the three months ended March 31, 2005, $132 of license revenue was recorded to reflect the unamortized portion of upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.

Note 7 — Legal Settlements and Proceedings

Mutual

On April 8, 2004, the Company settled all pending litigation with Mutual. As part of the settlement, the Company paid to Mutual $2,000, which represented a portion of the anticipated fees and expenses that the Company would save as a result of the settlement of the pending actions with Mutual.

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

On May 13, 2005, the FDA approved a third party generic version of Periostat that was launched in late May 2005. Upon this generic launch, the License and Supply Agreement terminated and Mutual was no longer obligated to purchase its branded version of Periostat from the Company and ceased purchasing from the Company in June 2005.

FDA

In June 2003, the Company commenced an action and filed a motion for a preliminary injunction in the United States District Court for the District of Columbia challenging the FDA’s decision to treat Periostat as an antibiotic drug, thus denying Periostat certain protections afforded non-antibiotic drugs under the Food, Drug, and Cosmetic Act and against FDA approval of generic copies of Periostat, or the FDA Litigation. On July 23, 2003, the United States District Court for the District of Columbia issued a preliminary injunction prohibiting the FDA from approving any Abbreviated New Drug Applications, or ANDAs, submitted for any generic version of Periostat. On January 20, 2005, the United States District Court for the District of Columbia reached its decision on the merits of the FDA Litigation, and dissolved the injunction that had prohibited the FDA from approving any ANDAs submitted for any generic version of Periostat. The Company lodged, but has now withdrawn, an appeal against this decision in the Court of Appeals for the District of Columbia Circuit.

IVAX and CorePharma

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York. In its complaint, the Company alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee. The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The injunction was denied by the Court on June 16, 2005. The litigation on the merits of the Company’s patent infringement claims is still pending before the Court in the Eastern District of New York.

Note 8 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York, or SUNY, covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat. The cumulative legal patent defense, litigation and settlement costs incurred as of March 31, 2006 exceed the amount of the royalties earned and payable to SUNY by $4,049. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Note 9 — Accrued Expenses

Accrued expenses at March 31, 2006 and December 31, 2005 consist of the following:

	2006	2005
Contracted development and manufacturing costs	$1,083	$739
Sales and marketing costs	190	239
Payroll and related costs	785	2,097
Professional and consulting fees	477	232
Current portion of deferred revenue	110	58
Foreign taxes	945	945
Product returns	969	1,267
State and franchise taxes	75	110
Restructuring	75	96
Distribution fees and rebates	250	237
Other	138	4
	$5,097	$6,024

Note 10 — Common Stock Offering

On December 21, 2005, the Company entered into definitive agreements with institutional and other investors to sell 2,900,000 shares of the Company’s common stock for an aggregate purchase price of $29,000. On December 23, 2005, the Company closed on the first tranche of the offering and issued 1,550,000 shares of common stock in exchange for proceeds of $14,388, net of approximately $1,069 in placement agency fees and other estimated offering expenses that were accrued by the Company at December 31, 2005. All placement agency fees and related expenses accrued at December 31, 2005 were paid in the first quarter of 2006. On January 6, 2006, the Company closed on the second tranche of the offering and issued 1,350,000 shares of common stock in exchange for $12,663 of net proceeds.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors.”

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

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: Oracea™, for which a New Drug Application, or NDA, is currently under review by the United States Food and Drug Administration, or FDA, for the treatment of rosacea; incyclinide (formerly known as COL-3), which is currently in Phase II dose-finding clinical trials for the treatment of acne; COL-118, a pre-clinical topical compound based upon the SansRosa™ technology that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions; and our Restoraderm® dermal drug delivery system, which is currently under development.

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

Our original dental product, Periostat®, is an orally administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. We launched Periostat in January 1999, and by 2005 Periostat was the largest branded prescription pharmaceutical product in the dental market. Between April 2004 and June 2005, we also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product and, as a result of this generic launch, Mutual ceased purchasing product from us during June 2005. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and the other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.). Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 9.0% at March 31, 2006.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa and Restoraderm. IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat is our first FDA-approved IMPACS product. Oracea and incyclinide are IMPACS compounds currently in clinical development for the treatment of rosacea and acne, respectively. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. Our SansRosa technology was acquired in connection with our acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, and is an early stage project to develop a topical treatment (COL-118) for the redness associated with rosacea. Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated several potential products incorporating the Restoraderm technology with active ingredients commonly used to treat dermatological conditions, although we have not yet developed timetables for the initiation of clinical development or the commercial launch of any of these products.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. We recorded our first profit in the third quarter of 2002. We incurred net losses allocable to common stockholders of $9.3 million for the three months ended March 31, 2006 and $18.8 million for the year ended December 31, 2005, respectively. Although we achieved net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we have incurred losses in every other year since inception and have an accumulated deficit of $98.0 million at March 31, 2006. We do not expect to generate profits for the year ending December 31, 2006.

Significant Recent Developments

In 2005, we completed two Phase III clinical trials for our leading IMPACS product candidate, Oracea, for the treatment of rosacea, a dermatological condition. Oracea is a modified release form of a sub-anti-microbial dose of doxycycline, the same active ingredient as Periostat. We submitted our NDA for Oracea to the FDA on August 1, 2005. On October 3, 2005, we announced that the NDA for Oracea had been accepted for review by the FDA. The Prescription Drug User Fee Act (PDUFA) target date for reviewing the submission is May 31, 2006. In April 2005, we announced the completion of a Phase II proof-of-concept clinical trial for our second generation IMPACS compound, incyclinide for the treatment of rosacea. In September 2005, we initiated a 300-patient, double-blinded, placebo-controlled, Phase II dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. On November 9, 2005, we announced that the National Institutes of Health, or NIH, had awarded a grant of approximately $962,000 for additional research into the potent anti-inflammatory effects of incyclinide.

In February 2006, we announced that a Marketing Authorization Application, or MAA, for Oracea was filed with the United Kingdom’s Medicines & Healthcare Products Regulatory Agency, or MHRA. The U.K. will act as reference member state in this decentralized procedure. The MAA for Oracea was submitted to the MHRA on February 24, 2006.

In March 2006, we announced that the European Patent Office had published on their website that our patent application covering the use of sub anti-microbial doxycycline, including Oracea, for the treatment of acne and rosacea, will be allowed.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues (dollars in thousands)	2006	Change	2005
Net Product Sales	$3,341	(71.8)%	$11,836
Contract Revenues	252	546.2%	39
License Revenues	23	(85.6)%	160
Grant Revenues	105	100%	—
Total	$3,721	(69.1)%	$12,035

Net product sales during the three months ended March 31, 2006 included approximately $3.3 million in net product sales of Periostat, Pandel and the Atrix Products. The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of the branded version of Periostat to Mutual as a result of the launch of a third party generic competitor in May 2005. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was 9.0% at March 31, 2006. Contract revenues during the three months ended March 31, 2006 were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products. During the three months ended March 31, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx®. Licensing revenues of $23,000 during the three months ended March 31, 2006 consisted of international licensing revenues for Periostat. Licensing revenues during the three months ended March 31, 2005 consisted primarily of international licensing revenues for Periostat and $132,000 in license revenue representing the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005. Grant revenues, of $105,000 recognized during the three month period ended March 31, 2006, represent reimbursement received during the quarter from the NIH related to the November 2005 grant associated with our on-going incyclinide development program.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2006	Change	2005
Cost of Product Sales	$895	(63.7)%	$2,465
Percent of Net Product Sales	26.8%	N/A	20.8%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales for the three months ended March 31, 2005 includes a charge of approximately $844,000 associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat as a result of the anticipated launch by a third party generic competitor which occurred in May 2005. The increase in cost of product sales as a percentage of net product sales is a direct result of decreased Periostat revenues in 2006, which is a higher margin product than our other existing products.

Research and Development

Research and Development (dollars in thousands)	2006	Change	2005
Research and development	$3,713	(9.3)%	$4,094

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, pre-launch manufacturing and production costs related to Oracea, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including a drug approval submission and filing fees).

Significant development projects conducted during the three months ended March 31, 2006 included:

•                  continuing clinical and manufacturing development work and regulatory compliance costs for Oracea of approximately $1.2 million;

•                  clinical and manufacturing development work for incyclinide was $ 1.5 million; and

•                  in-process research and development costs related to COL-118 of approximately $200,000.

Personnel and direct internal overhead expenses, including consulting, regulatory and stock-based compensation costs incurred during the three months ended March 31, 2006, were approximately $800,000.

We estimate that if Oracea and incyclinide are developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $35.0 million. We have discontinued all development work on Periostat-MR™ following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business. We are currently conducting some formulation and stability work on various products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch. Accordingly, it is premature to estimate other future costs associated with the Restoraderm technology. It is also premature to estimate future development and clinical costs associated with the SansRosa technology.

Significant development projects conducted during the three months ended March 31, 2005 included:

•                  continuing clinical and manufacturing development work for Oracea of approximately $1.8 million;

•                  clinical and manufacturing development and formulation work for Periostat-MR, our once daily, modified release formulation of doxycycline, 40 mg, for the treatment of adult periodontitis, which accounted for total costs of approximately $886,000;

•                  clinical and manufacturing development work for incyclinide was $491,000; and

•                  stability testing and formulation costs for two potential products utilizing our Restoraderm technology, which accounted for total costs of approximately $250,000.

Personnel and direct internal overhead expenses, including consulting, regulatory fees and other miscellaneous expenses, incurred during the three months ended March 31, 2005 were approximately $666,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2006	Change	2005
Selling, General and Administrative	$8,511	9.9%	$7,746

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash share-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the three months ended March 31, 2006 included approximately $3.6 million in direct selling and sales training expenses, approximately $2.4 million in marketing expenses (including advertising and promotion expenditures the Primus products, Pandel and pre-launch costs associated with the anticipated Oracea trade launch) and approximately $2.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the three months ended March 31, 2005 included approximately $3.8 million in direct selling and sales training expenses, approximately $1.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel) and approximately $2.0 million in general and administrative expenses, which include business development, finance, legal and corporate activities. The increase in selling, general and administrative expense of $765,000 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, was primarily due to non-cash share-based compensation expense of approximately $700,000. This was offset in part by lower sales force compensation costs during the beginning portion of the three months ended March 31, 2006. Total sales representatives and sales managers grew from 33 at January 1, 2006 to 75 at March 31, 2006 in anticipation of a September 2006 Oracea trade launch date. This is compared to an average headcount of 80 professional sales representatives and managers during the three months ended March 31, 2005.

Other Income/Expense

Other Income/Expense (dollars in thousands)	2006	Change	2005
Interest income	$546	157.5%	$212

The increase in interest income was due to higher average investment balances and yields in 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $464,000 during the three months ended March 31, 2006 and $400,000 during the three months ended March 31, 2005. Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999. On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Cumulative Convertible Preferred Stock, or the Series D-1 Stock.

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

•                  Receipt of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

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

•                  Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank and our ability to renew or replace our credit facility; and

•                  The receptivity of the capital markets to our future financings.

In December 2005 and January 2006, we raised $27.1 million in a public offering, net of placement agency fees and all offering expenses that were payable by us from the sale of 2.9 million shares of our common stock at a price of $10.00 per share.

On June 7, 2004, we entered into a Loan Modification Agreement with Silicon Valley Bank to renew and amend our revolving credit facility, which had expired on March 15, 2004. The amended credit facility expires on May 31, 2006. Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate. As of March 31, 2006, we had no outstanding borrowings or letters of credit. We are currently in discussions with Silicon Valley Bank regarding the renewal of the line of credit, however, we cannot offer assurance that such discussions will result in a renewal.

At March 31, 2006, we had cash, cash equivalents and short-term investments of approximately $44.3 million compared to the approximately $44.4 million balance at December 31, 2005.

In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper and money market funds. Our working capital at March 31, 2006 was $39.7 million compared to $34.6 million at December 31, 2005. During the three months ended March 31, 2006, we invested approximately $151,000 in capital expenditures and $200,000 for in-process research and development, paid $900,000 in cash dividends to the holders of our Series D-1 Stock and purchased approximately $3.2 million (net of sales) of short-term investments.

We anticipate that our current cash, cash equivalents and short-term investments at March 31, 2006, will be sufficient to fund our operations through at least mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

The principal use of cash in operating activities during the three months ended March 31, 2006 was the payment of operating expenses and related working capital liabilities. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the three months ended March 31, 2006 consisted primarily of purchases and sales of short-term investments, capital purchases and acquired in-process research and development. Financing activities during the three months ended March 31, 2006 consisted primarily of the cash inflows from the completion of the second tranche of our common stock offering, stock option exercises and the payment of preferred dividends to the holders of our Series D-1 Stock.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 preferred stock and operating leases for our office space. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.

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

Revenue Recognition

Except for Periostat, we recognize product sales revenue upon shipment to wholesale customers, net of estimated future returns, estimates for chargebacks, wholesale distribution fees, if applicable, rebates, generic introductions and current inventory levels in the distribution channel provided that collection was probable and no significant obligations remained. Following the launch of generic competition to Periostat, and commencing with the second quarter of 2005, we began to recognize Periostat sales revenue primarily based on sales to end-users, which we estimate using prescription demand data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Accordingly, since the launch of generic competition to Periostat may increase the rate of product returns from the distribution channel, we have accrued $866,000 for estimated potential Periostat returns in the distribution channel in accrued expenses on the consolidated balance sheet at March 31, 2006.

Pursuant to our Promotion and Cooperation Agreement with Primus, contract revenues for Alcortin and Novacort are fee-based arrangements where revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus. We do not take title to the inventory sold by Primus under the Promotion Agreement.

During the fourth quarter of 2005, we received notice of a grant from the NIH for additional research into the anti-inflammatory effects of incyclinide. We expense such expenditures as research and development as they are incurred and recognize grant revenue for the portion of the expenditures that are reimbursed by the NIH. These revenues are recorded at the time they are submitted for reimbursement.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the three months ended March 31, 2006 and for the year ended December 31, 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our consolidated balance sheet.

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

As a result of a change in the contractual life of the Licensing and Marketing Agreement with QLT USA, Inc., we adjusted the current and future amortization of its acquired product rights asset to reflect an estimated useful life through December 31, 2007.

Inventories

Critical accounting estimates and assumptions, related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

During the three months ended March 31, 2005, we recorded a charge of $844,000 for the estimated excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

Pre-Launch Manufacturing Costs

We classify direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as we receive an approval letter from the FDA for a new product, and then we begin to capitalize the inventory costs relating to that product. If we are successful in attaining regulatory approval, the direct manufacturing costs associated with future product sales of approved products in subsequent periods will be recorded net of previously expensed direct manufacturing costs incurred in periods prior to regulatory approval.

Stock-Based Compensation

As part of our adoption of SFAS No. 123R as of January 1, 2006, we recognized the fair value of share-based compensation awards in our consolidated financial statements using the modified prospective method. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. Our estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R.  We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election.  We are currently evaluating the alternative methods in connection with our adoption of SFAS No. 123R.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at March 31, 2006 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at March 31, 2006. Our short-term investments in commercial paper certificates of deposit and government notes are carried at fair value.

Item 4.    Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our preclinical, clinical and development programs and our dermatology franchise. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

The following discussion includes one revised risk factor (“If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably.”) that reflects developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.  In addition, we have deleted the risk factor entitled “Changes in stock option accounting rules may have a significant adverse affect on our operating results.”

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold or obtain proprietary rights to some patents related to our current or future products and technologies, and we may not, under relevant patent laws, be considered to be inventors of technologies we believe we have developed.

Because publications of discoveries in scientific literature lag behind actual discoveries, and such publications may not come to light despite diligent searches, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications. Similarly, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot be certain that we were the first to make the inventions claimed or to file for protection of the inventions set forth in our patent applications. As a result, we may not be granted additional patents or our existing patents may be found to be invalid. We may also be required to obtain licenses under third-party patents to market our proposed products. If licenses are not available to us on acceptable terms, or at all, we will not be able to market the affected products.

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

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

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

We continue to implement our plans to expand into the dermatology market. We recently submitted a New Drug Application with the FDA for Oracea to treat rosacea, and we continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. We have also been allowed patents by the USPTO and European patent office for the use of sub-anti-microbial tetracyclines for the treatment of acne and acne rosacea, including Oracea.

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

We rely on a supplier, Hovione International Limited, or Hovione, as our sole supplier for doxycycline, the active ingredient in Oracea. We are seeking a back-up supplier, but there are relatively few alternative suppliers of doxycycline, and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2006 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. Although Hovione maintains two manufacturing locations, if we achieve FDA approval for Oracea and are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with current Good Manufacturing Practices or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply of Oracea.

We entered into an agreement effective December 31, 2005 with Cardinal Health PTS, LLC, or PTS, pursuant to which PTS has agreed to manufacture Oracea for us. Pursuant to the terms of the agreement, we agree to (i) furnish to PTS on a monthly basis a rolling forecast of product quantities for the subsequent twelve-month period, the first three months of which shall become binding, and (ii) pay PTS a fee for the product, subject to an annual adjustment. The agreement has an initial term of four years unless terminated earlier pursuant to its terms.

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

We have historically relied on sales of Periostat and Mutual’s branded version of Periostat, together with revenues generated by the other products that made up our dental business, for most of our revenue. During the three months ended March 31, 2006 and each of the years ended December 31, 2005, 2004 and 2003, Periostat and Mutual’s branded version of Periostat supplied by us (with respect to the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004), accounted for approximately 42%, 76%, 88% and 82% of our total net revenues, respectively.

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

We anticipate that our current cash, cash equivalents and short-term investments at March 31, 2006 will be sufficient to fund our operations through at least mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. Our future funding requirements will depend on many factors, including:

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

Our IMPACS technology is licensed from SUNY, referred to herein as the SUNY License, and other academic and research institutions collaborating with SUNY. Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning April 1, 2004 through March 31, 2006, as reported on the Nasdaq National Market:

Quarter Ended	High	Low
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37

March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

March 31, 2006	$14.80	$11.27

Item 6.    Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: May 8, 2006	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2006	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)