Form 10-Q
period 2006-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2006-08-04
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐                     No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2006:

Class	Number of Shares
Common Stock $.01 par value	17,525,876

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(dollars in thousands, except share data)
(unaudited)

Assets	June 30, 2006	December 31, 2005
Current assets:

Cash and cash equivalents	$15,929	$26,219
Short-term investments	21,373	18,206
Accounts receivable, net of allowances of $111 and $104 at June 30, 2006 and December 31, 2005, respectively	2,056	1,428
Inventories	991	630
Prepaid expenses and other current assets	2,039	1,832
Total current assets	42,388	48,315

Equipment and leasehold improvements, net	598	539
Intangible assets, net	1,067	268
Other assets	27	43
Total assets	$44,080	$49,165

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$4,530	$5,411
Accrued expenses	7,308	6,024
Accrued equity financing costs	—	1,069
Preferred dividends payable	—	900
Total current liabilities	11,838	13,404
Deferred revenue	29	93

Commitments and contingencies (Notes: 6 and 8)

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation value of $20,928 at June 30, 2006 and $20,900 at December 31, 2005)	2	2
150,000 shares of Series A Participating Preferred Stock, designated and no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—

Common stock, $0.01 par value; 75,000,000 and 25,000,000 shares authorized, 17,512,277 and 16,054,797 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	175	161

Additional paid-in capital	139,936	124,647
Accumulated other comprehensive loss	(33)	(4)
Accumulated deficit	(107,867)	(89,138)
Total stockholders’ equity	32,213	35,668
Total liabilities and stockholders’ equity	$44,080	$49,165

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues:
Net product sales	$3,352	$6,872
Contract and license revenues	378	45
Grant revenues	62	—
Total revenues	3,792	6,917

Operating expenses:
Cost of product sales	1,091	1,701
Research and development	2,882	3,200
Selling, general and administrative	10,186	6,510
Restructuring charge	—	1,184
Total operating expenses	14,159	12,595
Operating loss	(10,367)	(5,678)

Other income (expense):
Interest income	490	264
Other expense	—	(1)
Net loss	(9,877)	(5,415)
Preferred stock dividend	464	427
Net loss allocable to common stockholders	(10,341)	(5,842)
Net loss per basic and diluted share allocable to common stockholders	$(0.59)	$(0.41)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	17,490,374	14,414,767

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

(amounts in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,
	2006	2005

Revenues:
Net product sales	$6,693	$18,708
Contract and license revenues	653	244
Grant revenues	167	—
Total revenues	7,513	18,952

Operating expenses:
Cost of product sales	1,986	4,166
Research and development	6,595	7,294
Selling, general and administrative	18,697	14,256
Restructuring charge	—	1,184
Total operating expenses	27,278	26,900
Operating loss	(19,765)	(7,948)

Other income (expense):
Interest income	1,036	476
Other expense	—	(1)
Net loss	(18,729)	(7,473)
Preferred stock dividend	928	827
Net loss allocable to common stockholders	(19,657)	(8,300)
Net loss per basic and diluted share allocable to common stockholders	$(1.13)	$(0.58)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	17,417,524	14,409,719

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,729)	$(7,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,668	—
Write-down of inventory	90	979
Write-down of fixed assets	—	96
Depreciation and amortization expense	255	464
Accounts receivable provisions	7	102
Charge for in-process research and development	200	—
Changes in operating assets and liabilities:
Accounts receivable	(635)	1,090
Inventories	(451)	838
Prepaid expenses and other assets	(124)	198
Accounts payable	(881)	(661)
Accrued expenses	284	2,670
Deferred revenue	(64)	(98)
Net cash used in operating activities	(18,380)	(1,795)

Cash flows from investing activities:
Capital expenditures	(180)	(196)
Purchase of in-process research and development	(200)	(150)
Purchase of short-term investments	(21,380)	(16,011)
Maturities of short-term investments	18,184	22,998
Net cash (used in) provided by investing activities	(3,576)	6,641
Cash flows from financing activities:
Net proceeds from issuance of common stock	11,594	—
Net proceeds from the exercise of stock options	972	36
Payment of preferred dividends	(900)	(800)
Net cash provided by (used in) financing activities	11,666	(764)
Net (decrease) increase in cash and cash equivalents	(10,290)	4,082

Cash and cash equivalents at beginning of period	26,219	11,889
Cash and cash equivalents at end of period	$15,929	$15,971
Supplemental disclosure of non-cash investing activities:
Accrued liability for capitalized product development fees	$1,000	—

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2005 and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Product Sales

The Company historically recognized product sales revenue upon shipment to wholesale customers, net of estimated future returns and estimates for chargebacks, applicable wholesale distribution fees, rebates and current inventory levels in the distribution channel, provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of

2005, the Company began recognizing Periostat sales revenue based on sales to end-users, which are estimated using prescription dispensing data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Since the launch of generic competition to Periostat could result in increased product returns from the wholesale and retail channels, the Company has accrued an estimated liability of $830 for potential Periostat and other product returns in accrued expenses on the Condensed Consolidated Balance Sheet at June 30, 2006.

For new product launches, the Company’s policy is to recognize revenue on a net prescription value basis estimated using dispensing data until its wholesalers can reduce their new product inventories to our targeted wholesaler inventory stocking levels (generally between three and five weeks of sales). When wholesalers’ inventories have been reduced to this targeted level, the Company will recognize product revenue upon shipment, net of the applicable allowances.

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

During the fourth quarter of 2005, the Company received notice that a grant had been approved by the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide. The Company expenses such research expenditures as they are incurred and recognizes grant revenue for the portion of the expenditures that are reimbursed by the NIH. The Company recognized $167 in grant revenues during six months ended June 30, 2006.

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

Share-Based Compensation

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily composed of commercial paper and government notes. At June 30, 2006, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity. The accumulated net unrealized loss on short-term investments was $33 and $4 at June 30, 2006 and December 31, 2005, respectively.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R. The Company may take up to one year from the effective date of the FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods in connection with its adoption of SFAS No. 123(R)-3.

Note 2 — Concentration of Credit and Other Risks

The Company invests its excess cash in money market funds with major U.S. financial institutions, commercial paper and government notes. The Company has established investment guidelines focused on protecting the safety and liquidity of this invested cash.

The Company currently contracts with a single source for the domestic manufacturing of Periostat and Oracea™ tablets and has an agreement with a single company to supply the active ingredient in such tablets. A single company also provides all warehousing and distribution services to the Company.

A majority of the Company’s revenue has historically been derived from a small number of wholesale drug distributors and United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual. The following tables detail the Company’s customer concentrations in net product sales and gross trade accounts receivable that are greater than 10% of the relative total, for each of the six months ended June 30, 2006 and 2005.

	Percentage of Net Product Sales Six Months Ended June 30,
Customer	2006	2005
Cardinal Health	51%	32%
McKesson	25%	19%
AmerisourceBergen	15%	11%
URL/Mutual	*	29%

*                    less than 10%

	Percentage of Gross Trade Accounts Receivable Balance at June 30,
Customer	2006	2005
Cardinal Health	33%	24%
McKesson	24%	5%
Primus	17%	*
OTN	12%	*
URL/Mutual	*	62%

*                    less than 10%

During the six months ended June 30, 2006, Periostat accounted for approximately 42% of the Company’s total revenues. During the six months ended June 30, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 83% of the Company’s total revenues.

Note 3 — Share-Based Compensation

At June 30, 2006, the Company had one active share-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The option awards have a term of ten years and generally vest over a period ranging from two to five years.  Certain options are subject to accelerated vesting if there is a change in control (as defined in the Plans and change of control agreements, if applicable).

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, no compensation cost was recognized for stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net loss and basic and diluted net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three and six month period ended June 30, 2005 (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

	Six Months Ended June 30, 2005		Three Months Ended June 30, 2005
Net loss allocable to common stockholders - as reported	$(8,300)		$(5,842)
Add: Stock-based compensation included in the determination of net loss as reported	—		—
Deduct: Total stock-based compensation expense determined under the fair value method for all grants	(1,548	)(1)	(737	)(1)
Net loss allocable to common stockholders - pro forma	$(9,848)		$(6,579)
Basic and diluted net loss per share As reported	$(0.58)		$(0.41)
Pro forma	$(0.68)		$(0.46)

(1)             Amounts have not been tax-effected as a result of the Company’s significant net operating loss carry-forwards and full valuation allowance.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates accounting for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under APB Opinion No. 25, no compensation expense related to stock option grants was recorded in the consolidated statement of operations for the three or six months ended June 30, 2005. The results for prior periods have not been restated. Under the “modified prospective” method, compensation costs are recognized for all newly granted or modified share-based awards and for the unvested portion of all awards granted prior to the effective date.

The Company is using the straight-line method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the awards that vest in that period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.8% to all unvested options as of the date of adoption and for the three and six months ended June 30, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

During the six months ended June 30, 2006, the Company recorded $1,668 of stock compensation expense. This amount is composed of $210 related to research and development expenses and $1,458 related to selling, general and administrative expenses. No amounts of share-based compensation cost have been capitalized into inventory or other assets during the six month period ended June 30, 2006.

As a result of adopting SFAS No. 123R, the Company’s loss allocable to common stockholders for the three and six months ended June 30, 2006 respectively, was $875 and $1,668 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share allocable to common stockholders for the three and six months ended June 30, 2006, respectively, would have been $0.54 and $1.03 per share if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share allocable to common stockholders of $0.59 and $1.13 per share.

Since inception, the Company has had four stock-based compensation plans. The Company issues new shares of common stock upon the exercise of stock options. The only active plan at June 30, 2006 is the 2005 Equity Incentive Plan, or the 2005 Plan.

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

The 1996 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, provides for the issuance of stock options to new non-employee directors to purchase up to 300,000 shares of common stock at an exercise price equal to the fair value on the date of grant. Such options are exercisable for a period of ten years from the date of grant and vest 20% per year commencing one year from the grant date. The Non-Employee Director Plan expired in March 2006. Unissued shares under the Non-Employee Director Plan were eligible to be reissued into other active Company stock-based compensation plans.

The 1996 Stock Option Plan, as amended, or the 1996 Plan, provides for the issuance of incentive and nonqualified options to employees and consultants to purchase up to 3,000,000 shares of the Company’s common stock at a price, for the incentive options, not less than the fair value of the common stock on the date of grant. Such options are exercisable for a period of ten years from the grant date and generally vest over a two-to-five-year period, although vesting for options granted to certain Company officers is subject to acceleration under certain circumstances, as these options are performance-based. The 1996 Plan expired in March 2006, at which time all unissued options were rolled over to the 2005 Plan.

The 2005 Plan provides for the issuance of incentive and nonqualified options, restricted stock awards, restricted stock units and other share-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company’s common stock at a price per share, for the incentive options, not less than the fair value of a share of the Company’s common stock on the grant date. The number of shares of common stock that can be issued pursuant to the 2005 Plan is 1,000,000 shares plus the rollover of 476,555 remaining shares of common stock reserved for issuance under the 1996 Plan upon its expiration in March 2006. At June 30, 2006, stock options were only available for issuance under the 2005 Plan. Such options are exercisable for a period of ten years from the grant date and generally vest over a five-year period. At June 30, 2006, 904,455 shares of common stock were available for issuance pursuant to outstanding awards under the 2005 Plan.

Certain options granted in 2003 are being amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting.

In May 2006, the Company accelerated the vesting of certain options held by a former member of the Company’s Board of Directors. Accordingly, a charge of $92 was recorded for the three and six month periods ended June 30, 2006 to reflect the fair value of such options on the date of modification.

The following table summarizes activity under all stock option plans for the respective periods:

	Six Months Ended
(In thousands, except per share data)	June 30, 2006	June 30, 2005
Weighted-average fair value of options granted per share	$7.69	$3.67
Intrinsic value of options exercised	$446	$141

At June 30, 2006, the value of the unvested portion of all outstanding stock-related awards was $8,280, which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 3 years.

The amount of cash received during the six months ended June 30, 2006 from the exercise of options was $972. No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The fair values of the options granted during the three and six months ended June 30, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders. The following are the weighted average assumptions used during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life in years	6.50	5.15	6.50	6.15
Risk-free interest rate	4.92%	3.87%	4.62%	4.04%
Volatility	66.5%	72.8%	69.0%	72.5%
Expected dividend yield	—	—	—	—

Stock option activity under all plans during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2005	3,305,267	$9.35
Options granted	493,700	$11.37
Options exercised	(107,480)	$9.04
Options forfeited or cancelled	(31,050)	$9.38
Balance at June 30, 2006	3,660,437	$9.63	6.25	$8,602
Exercisable at June 30, 2006	2,155,789	$9.93	4.62	$4,419

(1)             The aggregate intrinsic value on this table was calculated based on the positive difference between the closing sales price of the Company’s common stock ($11.98 per share) on June 30, 2006 and the exercise prices of the underlying options.

Note 4 — Inventories

Inventories at June 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Raw materials	$95	$77
Finished goods	896	553
	$991	$630

During the six months ended June 30, 2006, the Company recorded a charge of $90 related to excess Periostat inventories. During the six months ended June 30, 2005, the Company recorded a charge of $979 for the excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

Note 5 — Intangible Assets, Net

Intangible assets, net at June 30, 2006 and December 31, 2005 consisted of the following:

	2006	2005
Acquired product rights, net	$134	$268
Capitalized product development fees	933	—
	$1,067	$268

Acquired product rights fees represent the unamortized long-term component of the licensing fee of $1,000 paid to Atrix in 2001 in exchange for the rights to market the Atrix Products in the United States.

Capitalized product development fees represent the unamortized long-term component of Oracea formulation milestones. (See Note 10) The Company will begin amortizing this intangible asset upon the Oracea trade launch (July 2006).

The current portion of both acquired product rights, net and capitalized product development fees are reflected in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

Note 6 — Line of Credit

On May 31, 2006, the Company entered into a Fifth Loan Modification Agreement with Silicon Valley Bank, or the Modification Agreement, to amend and renew its revolving credit facility, which had expired on such date. Pursuant to the terms of the Modification Agreement, (i) the expiration date of the amended credit facility has been extended to May 31, 2007 and (ii) covenants requiring the Company to (A) maintain a minimum adjusted quick ratio, as defined therein, and (B) maintain a minimum of $2,000 in cash, net of borrowings, were eliminated. Under the amended credit facility, the Company may borrow up to the lesser of $5,000 or 80% of eligible accounts receivable, as defined under the amended credit facility. The amount available to the Company is reduced by any outstanding letters of credit which may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to the Company under the credit facility increases. No letters of credit were outstanding at June 30, 2006 and December 31, 2005. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate, or 8.25% at June 30, 2006. The Company is charged an unused line credit fee of 0.25% of the unused line per annum. As of June 30, 2006 and December 31, 2005, the Company had no borrowings outstanding.

Note 7 — Contract and License Revenues

The Company recorded contract and license revenues of $378 and $653 for the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2005, $160 of license revenue was recorded to reflect the unamortized portion of upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.  In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company will receive a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products are funded by Primus. The majority of product sample costs and all sales force compensation are funded by the Company.

Under the Promotion Agreement, the Company is required to achieve annual sales minimums on a contractual year basis and the Company did not reach these minimums during the first contract year which ended on June 30, 2006. Primus has notified the Company that it will not enforce its right to terminate the contract as a result of the failure by the Company to meet the minimum for the first year of the contract.

Note 8 — Legal Settlements and Proceedings

Mutual

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

IVAX and CorePharma

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York. In its complaint, the Company alleged that the submission of Abbreviated New Drug Applications by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee. The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The injunction was denied by the Court on June 16, 2005. The litigation on the merits of the Company’s patent infringement claims is still pending before the Court in the Eastern District of New York.

Note 9 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York, or SUNY, covering Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual of its branded version of Periostat. The cumulative legal patent defense, litigation and settlement costs incurred as of June 30, 2006 exceed the amount of the royalties earned and payable to SUNY by $3,984. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Note 10 — Accrued Expenses

Accrued expenses at June 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Research and development project costs	$1,378	$739
Product development milestone fee(1)	1,000	—
Sales and marketing costs	717	239
Payroll and related costs	1,417	2,097
Professional and consulting fees	395	232
Current portion of deferred revenue	85	58
Foreign taxes	945	945
Product returns	830	1,267
State and franchise taxes	125	110
Restructuring	55	96
Distribution fees and rebates	211	237
Other	150	4
	$7,308	$6,024

(1)             In May of 2006, the FDA approved Oracea for the treatment of rosacea. Upon such approval, the Company was obligated to pay a product development milestone fee of $1,000 to Supernus Pharmaceuticals, Inc.

Note 11 — Common Stock Offering

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

Note 12 — Restructuring

On May 16, 2005, the Company announced the restructuring of the Company’s sales force following the FDA’s approval of a third party generic version of Periostat. As a result of the restructuring, the Company ceased all sales activities related to Periostat. The Company incurred a $1,184 restructuring charge during the three months ended June 30, 2005. Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of assets associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company. As of June 30, 2006, $55 of the restructuring charge had not yet been paid and is a component of accrued expenses on the Company’s Condensed Consolidated Balance Sheet.

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

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market.  We currently market four prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from four other prescription pharmaceutical products that we continue to sell to the dental market.  In May 2006, the U.S. Food and Drug Administration, or the FDA, granted us marketing approval for Oracea™ for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients.  Oracea is the first FDA approved, orally-administered, systemically delivered drug to treat rosacea.  In July 2006, we launched Oracea to the dermatology community.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market.  We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies.  Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in Phase II dose-finding clinical trials for the treatment of acne; COL-118, a pre-clinical topical compound based on the SansRosa™ technology that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions; and our Restoraderm® dermal drug delivery system, which is currently under development.

Our marketed dermatology products are: Oracea, Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002, Alcortin™, a prescription topical antifungal steroid combination, and Novacort™, a prescription topical steroid and anesthetic.  In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.  Under the Promotion and Cooperation Agreement, we are required to achieve annual sales minimums on a contractual year basis and we did not reach these minimums during the first contract year which ended on June 30, 2006.  Primus has notified us that it will not enforce its right to terminate the contract as a result of the failure by us to meet the minimum for the first year of the contract.

Our original dental product, Periostat®, is an orally administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis.  We launched Periostat in January 1999, and by 2005 Periostat was the largest branded prescription pharmaceutical product in the dental market. Between April 2004 and June 2005, we also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual.  On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product and, as a result of this generic launch, Mutual ceased purchasing product from us during June 2005.  We also discontinued the promotion of our other dental products on May 20, 2005.  We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.).  Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 7.4% at June 30, 2006.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development.  These products are based on our proprietary platform technologies, IMPACS™, SansRosa and Restoraderm.  IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue.  Periostat and Oracea are our FDA-approved IMPACS products.  incyclinide is an IMPACS compound currently in clinical development for the treatment of acne.  Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY.  Our SansRosa technology was acquired in connection with our acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, and is an early stage project to develop a topical treatment (COL-118) for the redness associated with rosacea.  Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator.  We have acquired all rights, title and interest to the Restoraderm technology.  We have formulated several potential products incorporating the Restoraderm technology with active ingredients commonly used to treat dermatological conditions, although we have not yet developed timetables for the latest stages of clinical development or the commercial launch of any of these products.

We were founded in 1992 and completed an initial public offering of our common stock in 1996.  We recorded our first profit in the third quarter of 2002.  We incurred net losses allocable to common stockholders of $19.7 million for the six months ended June 30, 2006 and $18.8 million for the year ended December 31, 2005, respectively.  Although we achieved net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we have incurred losses in every other year since inception and have an accumulated deficit of $107.9 million at June 30, 2006.  We do not expect to generate profits for the year ending December 31, 2006.

Significant Recent Developments

In May 2006, the FDA approved Oracea for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients.  Oracea is the first FDA approved, orally-administered, systemically delivered drug to treat rosacea.  In July 2006, we commenced our trade launch of Oracea to the dermatology community.

On May 17, 2006, we announced that we had submitted additional references to the U.S. Patent and Trademark Office, or the USPTO, that may be relevant to the examination of U.S. Patent Application, Serial No. 10/117,709 and other applications based thereon.  This application relates to the use of sub-antimicrobial and non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide.  The USPTO had previously issued a Notice of Allowance of this application in August 2005, and a patent was scheduled to issue on May 23, 2006, but the application was withdrawn from issuance for consideration of the additional references.  The continued examination will delay any issuance of the patent and is expected to take at least six months.  On July 20, 2006, we announced that the USPTO had issued a non-final rejection of this patent application directed to methods for treating acne with Oracea.  A non-final rejection is not dispositive of the patentability of an application’s subject matter.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues

(dollars in thousands)	2006	Change	2005
Net Product Sales	$3,352	(51.2)%	$6,872
Contract and License Revenues	378	740%	45
Grant Revenues	62	100%	—
Total	$3,792	(45.2)%	$6,917

Net product sales of Periostat, Pandel and the Atrix Products during the three months ended June 30, 2006 were approximately $3.4 million.  The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of Mutual’s branded version of Periostat as a result of the launch of a third party generic competitor in May 2005.  Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was 7.4% at June 30, 2006 as compared to 34% at June 30, 2005.  Contract revenues during the three months ended June 30, 2006 were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products.  During the three months ended June 30, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx®.  License revenues during three month periods ended June 30, 2006 and 2005 consisted primarily of international licensing revenues for Periostat.  Grant revenues of $62,000 recognized during the three months ended June 30, 2006, represent reimbursements received during the quarter from the National Institutes of Health, or NIH, pursuant to the November 2005 grant funding a portion of our incyclinide development program.

Cost of Product Sales

Cost of Product Sales

(dollars in thousands)	2006	Change	2005
Cost of Product Sales	$1,091	(35.9)%	$1,701
Percent of Net Product Sales	32.5%	N/A	24.8%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales during the three months ended June 30, 2006 includes a charge of $90,000 associated with excess Periosat inventories. Cost of product sales for the three months ended June 30, 2005 includes a charge of approximately $117,000 associated with excess inventories of Periostat and Mutual’s branded version of Periostat following the launch by a third party generic competitor which occurred in May 2005.  The increase in cost of product sales as a percentage of net product sales is a direct result of decreased Periostat revenues in 2006, which is a higher margin product than our other existing products.

Research and Development

Research and Development

(dollars in thousands)	2006	Change	2005
Research and development	$2,882	(9.9)%	$3,200

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, pre-FDA approval manufacturing and production costs related to Oracea, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Significant development projects conducted during the three months ended June 30, 2006 included:

•                    clinical and manufacturing development work for incyclinide of approximately $1.5 million;

•                    continuing clinical and manufacturing development work and regulatory compliance costs for Oracea of approximately $192,000; and

•                    research and development costs related to COL-118 of approximately $147,000.

Personnel and direct internal overhead expenses, including consulting, regulatory and stock-based compensation costs incurred during the three months ended June 30, 2006, were approximately $1.0 million.

We estimate that if incyclinide is developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $25.0 million.  We have discontinued all development work on Periostat-MR™ following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business.  We are currently conducting formulation and stability work on various products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch.  It is premature to estimate future costs associated with the Restoraderm and SansRosa technologies, both of which are in preclinical development.

Significant development projects conducted during the three months ended June 30, 2005 included:

•                    our clinical and manufacturing development work for Oracea, which accounted for total costs of approximately $937,000;

•                    our clinical and manufacturing development and formulation work for Periostat-MR,

which accounted for total costs of approximately $502,000;

•                    our clinical and manufacturing development work for incyclinide, totaling $698,000; and

•                    stability testing and formulation costs related to our Restoraderm technology, which accounted for total costs of approximately $255,000.

Personnel and direct internal overhead expenses, including consulting and regulatory incurred during the three months ended June 30, 2005, were approximately $808,000.

Selling, General and Administrative

Selling, General and Administrative

(dollars in thousands)	2006	Change	2005
Selling, General and Administrative	$10,186	56.5%	$6,510
Restructuring charge	—	(100)%	1,184
Total	$10,186	32.4%	$7,694

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash share-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the three months ended June 30, 2006 included approximately $4.4 million in direct selling and sales training expenses, approximately $3.2 million in marketing expenses (including advertising and promotion expenditures related to the pre-launch costs associated with the Oracea trade launch, the Primus products and Pandel) and approximately $2.6 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative expenses incurred during the three months ended June 30, 2005 included approximately $2.8 million in direct selling and sales training expenses, approximately $1.9 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus Products and Pandel) and approximately $1.8 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The increase in selling, general and administrative expense of approximately $3.7 million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, was primarily due to non-cash, share-based compensation expense in 2006 of approximately $772,000, increased marketing costs of approximately $1.3 million primarily associated with Oracea pre-launch activities, and increased direct sales force and sales training costs of approximately $1.7 million.

Restructuring charges during the three months ended June 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat.  As a result of the restructuring, we ceased all sales activities related to Periostat and our dental franchise.

Other Income/Expense

Other Income/Expense

(dollars in thousands)	2006	Change	2005
Interest income	$490	85.6%	$264

The increase in interest income was due to higher average investment balances and yields in 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $464,000 during the three months ended June 30, 2006 and $427,000 during the three months ended June 30, 2005.  Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999.  On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Cumulative Convertible Preferred Stock, or the Series D-1 Stock.

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 10.0% per annum, which are declared and paid every six months.  The annual dividend rate increased by 1.0% on May 19, 2006 and will increase by 1% per annum each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Revenues

(dollars in thousands)	2006	Change	2005
Net Product Sales	$6,693	(64.2)%	$18,708
Contract and License Revenues	653	167.6%	244
Grant Revenues	167	100%	—
Total	$7,513	(60.4)%	$18,952

Net product sales during the six months ended June 30, 2006 included approximately $6.7 million in net product sales of Periostat, Pandel and the Atrix Products.  The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of the branded version of Periostat to Mutual as a result of the launch of a third party generic competitor in May 2005.  Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was 7.4% at June 30, 2006 as compared to 34% at June 30, 2005.  Contract revenues during the six months ended June 30, 2006 were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products.  During the six months ended June 30, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx.  Licensing revenues during the six months ended June 30, 2006 consisted of international licensing revenues for Periostat.  Licensing revenues during the six months ended June 30, 2005 consisted primarily of international licensing revenues for Periostat and $160,000 in license revenue representing the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.  Grant revenues of $167,000 recognized during the six month period ended June 30, 2006 represent reimbursements received from the NIH related to the November 2005 grant associated with our on-going incyclinide development program.

Cost of Product Sales

Cost of Product Sales

(dollars in thousands)	2006	Change	2005
Cost of Product Sales	$1,986	(52.3)%	$4,166
Percent of Net Product Sales	29.7%	N/A	22.3%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales during the six months ended June 30, 2006 includes a charge of $90,000 associated with excess Periostat inventories.  Cost of product sales for the six months ended June 30, 2005 includes a charge of approximately $979,000 associated with the excess inventories of Periostat and Mutual’s branded version of Periostat following the launch by a third party generic competitor which occurred in May 2005.  The increase in cost of product sales as a percentage of net product sales is a direct result of decreased Periostat revenues in 2006, which is a higher margin product than our other existing products.

Research and Development

Research and Development

(dollars in thousands)	2006	Change	2005
Research and development	$6,595	(9.6)%	$7,294

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, pre-FDA approval manufacturing and production costs related to Oracea, prior to May 26, 2006, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Significant development projects conducted during the six months ended June 30, 2006 included:

•                    clinical and manufacturing development work for incyclinide of approximately $3.0 million;

•                    continuing clinical and manufacturing development work and regulatory compliance costs for Oracea of approximately $1.4 million; and

•                    in-process research and development costs related to COL-118 of approximately $347,000.

Personnel and direct internal overhead expenses, including consulting, regulatory and stock-based compensation costs incurred during the six months ended June 30, 2006, were approximately $1.8 million.

We estimate that if incyclinide is developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $25.0 million.  We have discontinued all development work on Periostat-MR following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business.  We are currently conducting some formulation and stability work on various products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch.  Accordingly, it is premature to estimate other future costs associated with the Restoraderm technology.  It is also premature to estimate future development and clinical costs associated with the SansRosa technology.

Significant development projects conducted during the six months ended June 30, 2005 included:

•                    our clinical and manufacturing development work for Oracea, accounted for total costs of approximately $3.2 million;

•                    our clinical and manufacturing development and formulation work for Periostat-MR, accounted for total costs of approximately $1.0 million;

•                    our clinical and manufacturing development work for inclycinide, a second generation IMPACS compound, totaling approximately $1.2 million; and

•                    stability testing and formulation costs for related to our Restoraderm technology, which accounted for total costs of approximately $503,000.

Personnel and direct internal overhead expenses, including consulting, and regulatory incurred during the six months ended June 30, 2005, were approximately $1.4 million.

Selling, General and Administrative

Selling, General and Administrative

(dollars in thousands)	2006	Change	2005
Selling, General and Administrative	$18,697	31.2%	$14,256
Restructuring charge	$—	(100)%	$1,184
Total	$18,697	21.1%	$15,440

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash share-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the six months ended June 30, 2006 included approximately $7.9 million in direct selling and sales training expenses, approximately $5.7 million in marketing expenses (including advertising and promotion expenditures related to the pre-launch costs associated with the Oracea trade launch, the Primus products and Pandel) and approximately $5.1 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative expenses incurred during the six months ended June 30, 2005 included approximately $6.6 million in direct selling and sales training expenses, approximately $3.8 million in marketing expenses (including advertising and promotion expenditures related to Periostat, the Atrix Products, the Primus products and Pandel) and approximately $3.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The increase in selling, general and administrative expense of approximately $4.4 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, was primarily due to increased general and administrative costs of $1.2 million, of which $1.0 million related to non-cash share-based compensation expense, increased marketing costs of $1.9 million primarily associated with Oracea pre-launch activities and increased direct sales force and sales training costs of approximately $1.3 million.

Restructuring charges during the six months ended June 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat.  As a result of the restructuring, we ceased all sales activities related to Periostat and our dental franchise.

Other Income/Expense

Other Income/Expense

(dollars in thousands)	2006	Change	2005
Interest income	$1,036	117.6%	$476

The increase in interest income was due to higher average investment balances and yields in 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $928,000 during the six months ended June 30, 2006 and $827,000 during the six months ended June 30, 2005.  Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Stock in May 1999.  On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Stock.

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 10.0% per annum, which are declared and paid every six months.  The annual dividend rate increased by 1.0% on May 19, 2006 and will increase by 1% per annum on each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

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

•                  The successful commercialization of Oracea;

•                  The success of our dermatology franchise;

•                  Receipt of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

•                  The success of our preclinical, clinical and development programs (research and development expenses are estimated to be approximately $16.0 million in 2006);

•                  Revenues and profits from sales of Oracea, Pandel, Periostat and our other product candidates, as well as the products we co-promote;

•                  The terms and conditions of our outstanding Series D-1 Stock;

•                  Our ability to continue to meet the covenant requirements under our revolving credit facility with Silicon Valley Bank; and

•                  The receptivity of the capital markets to our future financings.

In December 2005 and January 2006, we raised $27.1 million in a public offering, net of placement agency fees and all offering expenses that were paid by us from the sale of 2.9 million shares of our common stock at a price of $10.00 per share.

At June 30, 2006, we had cash, cash equivalents and short-term investments of approximately $37.3 million compared to the approximately $44.4 million balance at December 31, 2005.

On May 31, 2006, we entered into a Fifth Loan Modification Agreement, or the Modification Agreement, with Silicon Valley Bank, or SVB, to amend and renew our Loan and Security Agreement with SVB dated March 19, 2001, as previously amended, or the Loan Agreement, which expired on May 31, 2006. Pursuant to the terms of the Modification

Agreement, among other things, (i) the expiration date of amended credit facility has been extended to May 31, 2007 and (ii) covenants requiring us to (A) maintain a Minimum Adjusted Quick Ratio, as defined therein, and (B) maintain a minimum of $2.0 million in cash, net of borrowings under the Loan Agreement, were eliminated. Under the amended credit facility, we may borrow up to the lesser of $5.0 million or 80% of eligible receivables, as defined under the Loan Agreement. The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We had no letters of credit outstanding at June 30, 2006. We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at the current prime rate, or 8.25%, at June 30, 2006. Under the Modification Agreement, we are charged an unused line credit fee of 0.25% of the unused line per annum. We had no borrowings outstanding at June 30, 2006.

In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds. Our working capital at June 30, 2006 was $30.3 million compared to $34.6 million at December 31, 2005. During the six months ended June 30, 2006, we invested approximately $180,000 in capital expenditures and $200,000 for in-process research and development, paid $900,000 in cash dividends to the holders of our Series D-1 Stock and purchased approximately $3.2 million (net of sales) of short-term investments.

We anticipate that our current cash, cash equivalents and short-term investments at June 30, 2006, will be sufficient to fund our operations through at least mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

The principal use of cash in operating activities during the six months ended June 30, 2006 was the payment of operating expenses and related working capital liabilities. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms.

Investing activities during the six months ended June 30, 2006 consisted primarily of purchases and sales of short-term investments, capital purchases and acquired in-process research and development. Financing activities during the six months ended June 30, 2006 consisted primarily of the cash inflows from the completion of the second tranche of our common stock offering, and stock option exercises and cash outflows from the payment of preferred dividends to the holders of our Series D-1 Stock.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, share-based compensation and the valuation of deferred taxes, intangible assets and inventory.

Revenue Recognition

We historically recognized product sales revenue upon shipment to wholesale customers, net of estimated future returns and estimates for chargebacks, applicable wholesale distribution fees, rebates and current inventory levels in the distribution channel, provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on sales to end-users, which are estimated using prescription dispensing data generated by a leading independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. Since the launch of generic competition to Periostat could result in increased product returns from the wholesale and retail channels, we have accrued an estimated liability of $830,000 for potential Periostat and other product returns in accrued expenses on the Condensed Consolidated Balance Sheet at June 30, 2006.

For new product launches, such as Oracea which was launched in July 2006, the our policy is to recognize revenue on a net prescription value basis estimated using dispensing data until its wholesalers can reduce their new product inventories to our targeted wholesaler inventory stocking levels (generally between three and five weeks of sales). When wholesalers’ inventories have been reduced to this targeted level, we will recognize product revenue upon shipment, net of the applicable allowances.

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

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the six months ended June 30, 2006 and for the year ended December 31, 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet.

Intangible Assets

Product rights and capitalized product development fees are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term which such rights have been licensed, using the straight-line method. Amortization of product rights and capitalized product development fees is charged to cost of product sales.

We are required to test for asset impairment of acquired product rights and capitalized product development fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

In making future cash flow analyses of our acquired product rights and capitalized product development fees we make assumptions relating to: (i) the intended use of the product and the expected future cash flows resulting directly from such use; (ii) generic competitor activities and regulatory initiatives that affect our products; and (iii) customer preferences and expected managed care reimbursement.

Inventories

Critical accounting estimates and assumptions, related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

During the six months ended June 30, 2006, we recorded a charge of $90,000 for excess Periostat inventories. During the six months ended June 30, 2005, we recorded a charge of $979,000 for the excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

Pre-Launch Manufacturing Costs

We classify direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as we receive an approval letter from the FDA for a new product, and then we begin to capitalize the inventory costs relating to that product.

Share-Based Compensation

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at June 30, 2006 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at June 30, 2006. Our short-term investments in commercial paper certificates of deposit and government notes are carried at fair value.

Item 4.                    Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, our intellectual property portfolio and the success of our preclinical, clinical and development programs and our dermatology franchise. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

The following discussion includes three revised risk factors (“We are depending heavily on the commercial success Oracea. If we are unable to successfully commercialize Oracea our business will be materially harmed”, “If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably” and “If we lose our sole supplier of doxycycline or our manufacturer of Oracea, our sales of Oracea, if any, will be interrupted, halted or less profitable”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factors entitled “We cannot predict with certainty the effect on our business of the decline in revenues generated by the dental business following the commercial launch of generic versions of Periostat and the termination of our dental sales force” and “Changes in stock option accounting rules may have a significant adverse affect on our operating results.”

We are depending heavily on the commercial success Oracea. If we are unable to successfully commercialize Oracea our business will be materially harmed.

We have invested a significant portion of our recent efforts and financial resources in the development of Oracea for the treatment of rosacea. Our ability to generate substantial product revenues from Oracea will depend heavily on the successful commercialization of Oracea. The success of Oracea will depend primarily on the acceptance of the product by patients, the medical community and third party payors.

Although we currently derive additional revenue from marketing and/or selling other products other than Oracea (Periostat, Atridox, Atrisorb FreeFlow, Atrisorb-D, the Primus products and Pandel) our revenue and profitability in the near future will depend on our ability to market and sell Oracea successfully.

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

With limited or no market exclusivity it can be more difficult for us to prevent competitors from seeking approval for copies of our proprietary products, and in such a case the value of such products would be materially adversely affected. Without market exclusivity, generic versions of our products could quickly gain market entry if they meet regulatory approval criteria. Thus, despite the FDA’s May 2006 approval of Oracea, because it will not be entitled to market exclusivity, third parties may enter the market which would materially harm our business.

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

A number of our pending patent applications are related and include claims that cover Oracea. On May 17, 2006, we announced that we had submitted additional references to the USPTO that may be relevant to the examination of U.S. Patent Application, Serial No. 10/117,709 and other applications based thereon. This application relates to the use of sub-antimicrobial and non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide. The USPTO had previously issued a Notice of Allowance of this application in August 2005, and a patent was scheduled to issue on May 23, 2006, but the application was withdrawn from issuance for consideration of the additional references, and continued examination is on-going. On July 20, 2006, we announced the USPTO had issued a non-final rejection of our patent application directed to methods for treating acne with Oracea. A non-final rejection is not dispositive of the patentability of an application’s subject matter. However, it is difficult to predict when or if this patent, or any of those covered in related applications will issue.

If issued, our patents relating to Oracea may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage. Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented. In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe similar (including generic), though non-approved, doxycycline products for indications covered by our patents. If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that our pursuit of business in the dermatology market will be successful.

We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and we continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market.

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

Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Other than Oracea and Periostat, we have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We rely on a supplier, Hovione International Limited, or Hovione, as our sole supplier for doxycycline, the active ingredient in Oracea. We are seeking a back-up supplier, but there are relatively few alternative suppliers of doxycycline, and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2008 and thereafter automatically renews for successive two-year periods unless,

90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with current Good Manufacturing Practices or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply and sale of Oracea.

We entered into an agreement effective December 31, 2005 with Cardinal Health PTS, LLC, or PTS, pursuant to which PTS has agreed to manufacture Oracea for us. We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule. We believe, however, that it could take up to one year to validate successfully a secondary manufacturer. We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all. In the event that we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms, or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

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

We anticipate that our current cash, cash equivalents and short-term investments at June 30, 2006 will be sufficient to fund our operations through at least mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. Our future funding requirements will depend on many factors, including:

•                  the cost of commercialization activities, including product marketing and sales;

•                  the successful commercialization of Oracea;

•                  the success of our dermatology franchise;

•                  the success of our preclinical, clinical and development programs;

•                  revenues and profits from sales of Oracea, Pandel, and Periostat, and our other product candidates, as well as the products we co-promote;

•                  revenues on sales or licenses of Oracea outside of the U.S.;

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

Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of Periostat, Oracea and other products developed by or for us or for which we have licensing or promotion and cooperation rights.  We have an aggregate of $10.0 million in product liability insurance covering Periostat, Mutual’s branded version of Periostat and Oracea, our product candidates and products for which we have licensing or promotion and cooperation rights.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning July 1, 2004 through June 30, 2006, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37

March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 24, 2006.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 15,404,251 shares of common stock and 192,415 shares of Series D-1 Stock, which shares of Series D-1 Stock account for an additional 1,724,150 shares of common stock on an as converted to common stock basis, assuming for such purpose a conversion price of $11.16 per share.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be the common stock directors were as follows:

Common Stock Nominees	For	Withheld

Colin W. Stewart	15,181,515 shares	222,736 shares
Peter R. Barnett, D.M.D.	15,181,515 shares	222,736 shares
Robert C. Black	15,177,015 shares	227,236 shares
James E. Daverman	14,927,127 shares	477,124 shares
Robert J. Easton	15,119,401 shares	284,850 shares
W. James O’Shea	15,177,015 shares	227,236 shares
George M. Lasezkay, Pharm.D., J.D.	15,181,515 shares	222,736 shares

The results of the vote taken at the Annual Meeting with respect to the election of the nominee to be the Series D-1 Director, Robert A. Beardsley, Ph.D., were as follows: 192,415 shares of Series D-1 Stock were voted for the Series D-1 Stock nominee, with no shares voting against or abstaining.

A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 25,000,000 to 75,000,000.  For the purposes of such vote, the holders of shares of common stock and the holders of Series D-1 Stock (on an as converted to common stock basis) voted together as a single class.  Of such shares of common stock, 13,961,339 shares voted in favor of such proposal, 2,796,111 shares were voted against such proposal and 8,512 shares abstained from voting.  In addition, for the purposes of such vote, the holders of shares Series D-1 Stock voted as a separate class. Of such shares of Series D-1 Stock, 192,415 shares voted in favor of such proposal, with no shares voting against or abstaining.

A vote of the stockholders was also taken at the Annual Meeting with respect to the proposal to issue greater than 2,900,814 shares of common stock, if necessary, upon conversion of the outstanding shares of Series D-1 Stock as required by NASDAQ Marketplace Rule 4350.  For the purposes of such vote, the holders of shares of common stock voted together as a single class.  Of such shares, 6,427,977 shares voted in favor of such proposal, 1,909,202 shares were voted against such proposal and 6,862 shares abstained from voting.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.  For the purpose of such vote, the holders of shares of common stock and the holders of Series D-1 Stock (on an as converted to common stock basis) voted together as a single class.  Of such shares, 16,686,684 shares voted in favor of such proposal, 50,967 shares were voted against such proposal and 28,312 shares abstained from voting.

Each of the foregoing proposals were duly passed with the exception of the proposal to issue greater than 2,900,814 shares of common stock upon conversion of the Series D-1 Preferred Stock, which proposal did not achieve the affirmative vote of the holders of a majority of the shares of common stock represented at the Annual Meeting.

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

CollaGenex Pharmaceuticals, Inc.

Date: August 4, 2006	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)