Form 10-Q
period 2006-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2006-11-09
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2006:

Class	Number of Shares
Common Stock $.01 par value	17,615,659

COLLAGENEX PHARMACEUTICALS, INC.
TABLE OF CONTENTS

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(dollars in thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,600	$26,219
Short-term investments	16,290	18,206
Accounts receivable, net of allowances of $202 and $104 at September 30, 2006 and December 31, 2005, respectively	7,712	1,428
Inventories	1,350	630
Prepaid expenses and other current assets	2,333	1,564
Total current assets	37,285	48,047
Equipment and leasehold improvements, net	963	539
Intangible assets, net.	1,979	536
Other assets	41	43
Total assets	$40,268	$49,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,753	$5,411
Accrued expenses	7,446	5,966
Current portion of deferred revenue	2,733	58
Accrued equity financing costs	—	1,069
Preferred dividends payable	—	900
Total current liabilities	16,932	13,404
Other non-current liabilities	279	93

Commitments and contingencies (Notes: 6, 7 and 9)

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation value of $20,000 at September 30, 2006 and $20,900 at December 31, 2005)	2	2

150,000 shares of Series A Participating Preferred Stock, designated and no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Common stock, $0.01 par value; 75,000,000 and 25,000,000 shares authorized, 17,604,109 and 16,054,797 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	176	161

Additional paid-in capital	141,556	124,647
Accumulated other comprehensive loss	(7)	(4)
Accumulated deficit	(118,670)	(89,138)
Total stockholders’ equity	23,057	35,668
Total liabilities and stockholders’ equity	$40,268	$49,165

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2006	2005

Revenues:
Net product sales	$4,991	$4,298
Contract and license revenues	431	202
Grant revenues	211	—
Total revenues	5,633	4,500

Operating expenses:
Cost of product sales	1,326	852
Research and development	3,991	3,942
Selling, general and administrative	10,594	4,918
Total operating expenses	15,911	9,712
Operating loss	(10,278)	(5,212)

Other income (expense):
Interest income	403	288
Net loss	(9,875)	(4,924)
Preferred stock dividend	500	454
Net loss allocable to common stockholders	$(10,375)	$(5,378)
Net loss per basic and diluted share allocable to common stockholders	$(0.59)	$(0.37)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	17,541,225	14,455,233

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

(amounts in thousands, except share and per share data)
(unaudited)

	Nine Months Ended September 30,
	2006	2005

Revenues:
Net product sales	$11,686	$23,006
Contract and license revenues	1,084	446
Grant revenues	377	—
Total revenues	13,147	23,452

Operating expenses:
Cost of product sales	3,311	5,017
Research and development	10,587	11,237
Selling, general and administrative	29,291	19,175
Restructuring charge	—	1,184
Total operating expenses	43,189	36,613
Operating loss	(30,042)	(13,161)

Other income (expense):
Interest income	1,438	763
Net loss	(28,604)	(12,398)
Preferred stock dividend	1,428	1,282
Net loss allocable to common stockholders	$(30,032)	$(13,680)
Net loss per basic and diluted share allocable to common stockholders	$(1.72)	$(0.95)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	17,460,749	14,425,038

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,604)	$(12,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,528	—
Write-down of inventory	250	979
Write-down of fixed assets	—	96
Depreciation and amortization expense	453	661
Accounts receivable provisions	98	(79)
Charge for in-process research and development	300	—
Changes in operating assets and liabilities:
Accounts receivable	(6,382)	5,204
Inventories	(970)	1,053
Prepaid expenses and other assets	(769)	302
Accounts payable	672	85
Accrued expenses	1,292	1,904
Deferred revenue	2,675	—
Other non-current liabilities	4	(104)
Net cash used in operating activities	(28,453)	(2,297)

Cash flows from investing activities:
Capital expenditures	(386)	(319)
Purchase of in-process research and development	(200)	(150)
Payment of Oracea milestone fees	(1,000)	—
Purchase of short-term investments	(27,155)	(25,768)
Sales of short-term investments	29,074	30,559
Net cash provided by investing activities	333	4,322

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,594	—
Net proceeds from the exercise of stock options	1,734	397
Payment of preferred dividends	(1,827)	(1,628)
Net cash provided by (used in) financing activities	11,501	(1,231)
Net (decrease) increase in cash and cash equivalents	(16,619)	794
Cash and cash equivalents at beginning of period	26,219	11,889
Cash and cash equivalents at end of period	$9,600	$12,683
Supplemental disclosure of non-cash investing activities:
Accounts payable balance related to capitalized product development fees	$670	$—
Accrued liability for in-process research and development	$100	$—
Liability (current and non-current) for equipment purchased under capital lease	$264	$—

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(dollars in thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by CollaGenex Pharmaceuticals, Inc. and subsidiaries, or the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and the regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2005 and contain adjustments, all of which are of a normal, recurring nature necessary to present fairly the Company’s consolidated financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.  Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Net Product Sales

The Company historically recognized revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained.  Following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of 2005, the Company began recognizing

Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel.  The launch of generic competition to Periostat resulted in increased product returns from the wholesale and retail channels.  As of September 30, 2006, the Company has a liability of $688 for potential Periostat product returns in accrued expenses on the Condensed Consolidated Balance Sheet.

For new product launches, including the Oracea™ launch in July 2006, the Company’s policy is to recognize revenue on a net prescription value basis using dispensing data generated by an independent prescription tracking service until trade channel inventories are reduced to targeted stocking levels and the Company has sufficient data to determine product acceptance in the marketplace which will enable the Company to estimate product returns based on historical data of similar products.  Net prescription value is calculated by deducting estimates for chargebacks, wholesale distribution fees, patient rebates, government rebates and any other launch discounts offered from the applicable gross sales value.  When inventories have been reduced to targeted wholesale and retail levels and the Company has the ability to estimate product returns, the Company will recognize product sales upon shipment, net of discounts, returns and allowances.  As of September 30, 2006, the Company deferred $2,652 of Oracea revenues as a result of recognizing Oracea revenues on a net prescription basis during the third quarter of 2006.

As described above, the Company records sales discounts, allowances and returns upon recognizing product sales. The Company only accepts returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding product in the wholesale and retail channel that is subject to return.  Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company also considers the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

During the third quarter of 2006, the Company launched Oracea to the U.S. dermatology community.  As part of such launch, the Company introduced a patient rebate program for Oracea prescriptions.  The rebate card was included in marketing materials that the Company’s sales representatives gave to dermatologists, and only patients presenting the computer-coded card to their pharmacists were entitled to receive the rebate.  In accordance with Emerging Issues Task Force, Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” the Company has accounted for these patient rebates as a reduction of net product sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006.

Contract Revenue

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

Grant Revenues

During the fourth quarter of 2005, the Company received notice that a grant had been approved by the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide.  The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH.  The Company recognized $211 and $377 in grant revenues during the three and nine months ended September 30, 2006.

Pre-Launch Manufacturing Costs

The Company classifies costs relating to the manufacture of product inventory and samples in advance of a new product launch as research and development expense until the product is approved by the Food and Drug Administration, or FDA. Following FDA approval, the Company’s policy is to capitalize any inventory costs that were not previously recognized as R&D expense.

Share-Based Compensation

As part of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, as of January 1, 2006, the Company has recognized the fair value of share-based compensation awards in the Company’s consolidated financial statements using the modified prospective method. The Company applies the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant and estimates key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company’s estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash equivalent investments are held at amortized cost, which approximates fair value.  All short-term investments have original maturity dates of between three months and one year.  The Company’s short-term investments are primarily composed of commercial paper and government notes.  At September 30, 2006, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity.  The accumulated net unrealized loss on short-term investments was $7 and $4 at September 30, 2006 and December 31, 2005, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Misstatements in Current Year Financial Statements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect this guidance to have a material effect on the Company’s financial condition, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.   The Company is currently evaluating the effect that the application of FIN No. 48 will have on its consolidated results of operations and financial condition, but given its current net operating losses and operating loss carryforwards, does not expect a significant effect on its results of operations or financial condition as a result of adopting FIN No. 48.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, or SFAS No. 123(R)-3, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R.  The Company may take up to one year from the effective date of the FSP to evaluate its available alternatives and make its one-time election.  The Company is currently evaluating the alternative methods in connection with its adoption of SFAS No. 123(R)-3.

Note 2 — Concentration of Credit and Other Risks

The Company invests its excess cash in money market funds with major U.S. financial institutions, commercial paper, certificates of deposit and government notes, based on investment guidelines designed to protect the safety and liquidity of these investments.

The Company currently contracts with a single source for the domestic manufacturing of Periostat tablets and Oracea capsules and has an agreement with a single company to supply the active ingredient in such tablets and capsules.  A single company also provides all warehousing and distribution services to the Company.

A majority of the Company’s revenue has historically been derived from wholesale drug distributors and United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual. The following tables detail the Company’s customer concentrations in net product sales and gross trade accounts receivable that are greater than 10% of the relative total, for each of the nine months ended September 30, 2006 and 2005.

	Percentage of Net Product Sales Nine Months Ended September 30,
Customer	2006	2005
Cardinal Health	46%	35%
McKesson	29%	24%
AmerisourceBergen	13%	12%
URL/Mutual	—	24%

	Percentage of Gross Trade Accounts Receivable Balance at September 30,
Customer	2006	2005
Cardinal Health	44%	50%
McKesson	33%	20%
URL/Mutual	—	19%

During the three months ended September 30, 2006, Oracea accounted for approximately 40% of the Company’s total revenues.  During the three months ended September 30, 2005, Periostat and Mutual’s branded version of Periostat accounted for approximately 63% of the Company’s total revenues.

Note 3 — Share-Based Compensation

At September 30, 2006, the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The option awards generally have a term of ten years and generally vest over a period ranging from two to five years.   Certain options are subject to accelerated vesting if there is a change in control (as defined in the plans and change of control agreements, if applicable).

Prior to January 1, 2006, the Company accounted for stock-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Under APB Opinion No. 25, no compensation cost was recognized for stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and a disclosure was made regarding the pro forma effect on net earnings (loss) assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net loss and basic and diluted net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three and nine month periods ended September 30, 2005 (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

In thousands, except per share data	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net loss allocable to common stockholders - as reported	$(13,680)	$(5,378)
Add: Stock-based compensation included in the determination of net loss as reported	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all grants	(2,578)	(848)
Net loss allocable to common stockholders - pro forma	$(16,258)	$(6,226)
Basic and diluted net loss per share
As reported	$(0.95)	$(0.37)
Pro forma	$(1.13)	$(0.43)

(1)             Amounts have not been taxed as a result of the Company’s net operating loss carry-forwards and full valuation allowance.

On December 16, 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R eliminates accounting for stock-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods.  Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.  Under APB Opinion No. 25, no compensation expense related to stock option grants was recorded in the consolidated statements of operations for the three or nine months ended September 30, 2005.  The results for prior periods have not been restated.  Under the “modified prospective” method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted prior to the effective date.

The Company is using the straight-line method to recognize stock-based compensation expense.  The amount of stock-based compensation recognized during a period is based on the value of the awards that vest in that period.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  The Company has applied an annual forfeiture rate of 2.8% to all unvested options as of the date of adoption and for the three and nine months ended September 30, 2006.  This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

During the nine months ended September 30, 2006, the Company recorded $2,528 of stock-based compensation cost.  This amount is composed of $317 related to research and development expenses and $2,211 related to selling, general and administrative expenses.  No amount of stock-based compensation cost has been capitalized into inventory or other assets during the nine month period ended September 30, 2006.

As a result of adopting SFAS No. 123R, the Company’s loss allocable to common stockholders for the three and nine months ended September 30, 2006, respectively, was $858 and $2,528 greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.  Basic and diluted loss per share allocable to common stockholders for the three and nine months ended September 30, 2006, respectively, would have been $0.54 and $1.58 per share if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share allocable to common stockholders of $0.59 and $1.72 per share.

Since inception, the Company has had four stock-based compensation plans.  The Company issues new shares of common stock upon the exercise of stock options.  The only active plan at September 30, 2006 is the 2005 Equity Incentive Plan, or the 2005 Plan.

The 1992 Stock Option Plan, as amended, or the 1992 Plan, provided for the granting of incentive and nonqualified options to directors, employees and consultants to purchase up to 291,000 shares of the Company’s common stock at an exercise price not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the grant date and generally vest over a four-year period. All 291,000 options available under the 1992 Plan were granted by 1996.

The 1996 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, provided for the granting of stock options to new non-employee directors to purchase up to 300,000 shares of common stock at an exercise price not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the date of grant and generally vest over a five-year period. The Non-Employee Director Plan expired in March 2006.  Unissued shares under the Non-Employee Director Plan were eligible to be reissued into other active Company stock-based compensation plans.

The 1996 Stock Option Plan, as amended, or the 1996 Plan, provided for the granting of incentive and nonqualified options to employees and consultants to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the grant date and generally vest over a two-to-five-year period, although vesting for options granted to certain Company officers is subject to acceleration under certain circumstances, as these options are performance-based.  The 1996 Plan expired in March 2006, at which time all unissued options were rolled over to the 2005 Plan.

The 2005 Plan provides for the issuance of incentive and nonqualified options, restricted stock awards, restricted stock units and other stock-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company’s common stock at a price per share, for the incentive options, not less than the fair value of a share of the Company’s common stock on the grant date.  The number of shares of common stock that can be issued pursuant to the 2005 Plan is 1,000,000 shares plus the rollover of 476,555 remaining shares of common stock reserved for issuance under the 1996 Plan upon its expiration in March 2006.  At September 30, 2006, stock options were only available for issuance under the 2005 Plan.  Such options are exercisable for a period of ten years from the grant date and generally vest over a five-year period.  At September 30, 2006, 890,005 shares of common stock were available to be granted pursuant to outstanding awards under the 2005 Plan.

Certain options granted in 2003 are being amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting.

In May 2006, the Company accelerated the vesting of certain options held by a former member of the Company’s Board of Directors.  Accordingly, a charge of $92 was recorded for the nine month periods ended September 30, 2006 to reflect the fair value of such options on the date of modification.

The following table summarizes activity under all stock option plans for the respective periods:

	Nine Months Ended
(In thousands, except per share data)	September 30, 2006	September 30, 2005
Weighted-average fair value of options granted per share	$7.70	$4.10
Intrinsic value of options exercised	$795	$241

At September 30, 2006, the value of the unvested portion of all outstanding stock-related awards was $7,591 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 3 years.

The amount of cash received during the nine months ended September 30, 2006 and 2005 from the exercise of options was $1,734 and $397, respectively.  No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The fair values of the options granted during the three and nine months ended September 30, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment.  The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders.  The following are the weighted average assumptions used during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life in years	6.50	6.00	6.50	5.87
Risk-free interest rate	4.77%	4.01%	4.63%	3.99%
Volatility	65.0%	75.0%	68.9%	73.5%
Expected dividend yield	—	—	—	—

Stock option activity under all plans during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s) (1)
Balance at December 31, 2005	3,305,267	$9.35
Options granted	508,150	$11.39
Options exercised	(199,312)	$8.74
Options forfeited or cancelled	(39,000)	$9.47
Balance at September 30, 2006	3,575,105	$9.67	6.13	$11,869
Exercisable at September 30, 2006	2,129,477	$9.90	4.59	$6,580

(1)             The aggregate intrinsic value on this table was calculated based on the positive difference between the closing sales price of the Company’s common stock ($12.99 per share) on September 29, 2006 and the exercise prices of the underlying options.

Note 4 — Inventories

Inventories at September 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Raw materials	$448	$77
Work in process	288	—
Finished goods	614	553
	$1,350	$630

During the three and nine month periods ended September 30, 2006, the Company recorded charges of $160 and $250 respectively, related to excess inventories.  During the nine months ended September 30, 2005, the Company recorded a charge of $979 for the excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

Note 5 — Intangible Assets, Net

Intangible assets, net at September 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Oracea milestone fees, net	$1,644	$—
Acquired product rights, net	335	536
	$1,979	$536

Acquired product rights, net represent the unamortized component of the licensing fee paid to Atrix Laboratories, Inc. (now known as QLT USA, Inc.) in 2001 in exchange for the rights to market the Atrix Products in the United States and is being amortized over seven years or through December 31, 2007.

Oracea milestone fees represent the unamortized component of Oracea formulation milestones paid post-FDA approval of Oracea and are being amortized on a straight-line basis over a fifteen year period commencing in July 2006.

Note 6 — Line of Credit

On May 31, 2006, the Company entered into a Fifth Loan Modification Agreement with Silicon Valley Bank, or the Modification Agreement, to amend and renew its revolving credit facility, which had expired on such date.  Pursuant to the terms of the Modification Agreement, among other things, (i) the expiration date of the amended credit facility was extended to May 31, 2007 and (ii) covenants requiring the Company to (A) maintain a minimum adjusted quick ratio, as defined therein, and (B) maintain a minimum of $2,000 in cash, net of borrowings, were eliminated.  Under the amended credit facility, the Company was permitted to borrow up to the lesser of $5,000 or 80% of eligible receivables, as defined under the amended credit facility.  The amount available to the Company was reduced by any outstanding letters of credit issued under the amended credit facility in amounts totaling up to $2,000.  As the Company paid down amounts under any letter of credit, the amount available to the Company under the credit facility increased.  No letters of credit were outstanding at September 30, 2006 and December 31, 2005.  The Company was not obligated to draw down any amounts under the amended credit facility and any borrowings bore interest, payable monthly, at Silicon Valley Bank’s prime rate, or 8.25% at September 30, 2006.  The Company was charged an unused line credit fee of 0.25% per annum. As of September 30, 2006 and December 31, 2005, the Company had no borrowings outstanding.

On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank.  Pursuant to the terms of this agreement, the expiration date of the credit facility has been extended to October 9, 2008.  Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.  The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000.  As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases.  The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank’s prime rate.  Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum.  In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis.

Note 7 — Commitments

During the nine months ended September 30, 2006, the Company entered into an operating lease for commercial vehicles for certain members of its sales force.  Annual lease payments under this program approximate $500.  The lease term for the vehicles is approximately three years.  Additionally, during the third quarter of 2006, the Company entered into a capital lease for its sales force automation program hardware and software with annual lease payments of approximately $120.  The lease term is three years.

On October 18, 2006, the Company amended the change of control agreements with its corporate officers. Under the terms of the amended change in control agreements, in the event the employment of an officer is terminated as a result of an involuntary termination, within twenty-four months of a change of control, as defined in the applicable agreements, the officers are entitled to receive, among other things, a lump sum payment of between 2 and 2.5 times base salary and  between 2 and 2.5 times the average bonus paid for the three fiscal years prior to the termination date, health coverage and benefits for a period of twenty-four months, certain outplacement/administrative support for a period of eighteen months and an additional payment to each officer if the officer would be subject to an excise tax, interest or penalty based on payment provided for in the agreement.  In addition, if a change in control, as defined in the applicable agreements, occurs while the officers are employed by the Company, then all stock options granted to these individuals prior to the change in control shall become fully vested and exercisable as of the date of the change in control to the extent that such options are outstanding and unexercisable at the time of such change in control.

Note 8 — Contract and License Revenues

The Company recorded contract and license revenues of $431 and $1,084 for the three and nine months ended September 30, 2006, respectively, and $202 and $446 for the three and nine months ended September 30, 2005, respectively.  During the nine months ended September 30, 2005, $160 of license revenue was recorded to reflect the unamortized portion of upfront license revenue from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.  In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic.  Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States.  Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products were funded by Primus and the majority of product sample costs and all sales force compensation were funded by the Company.  Effective July 1, 2006, the Company and Primus amended the Promotion Agreement.  As a result of the amendment, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus.

Note 9 — Legal Settlements and Proceedings

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

IVAX and CorePharma

On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York.  In its complaint, the Company alleged that the submission of Abbreviated New Drug Applications by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee.  The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent.  The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States.  The injunction was denied by the Court on June 16, 2005.  The Company, IVAX and CorePharma have since agreed not to pursue litigation on the merits of the Company’s patent infringement claims of the counterclaims alleged by IVAX and CorePharma.  On May 10, 2006, the Court in the Eastern District of New York entered a Stipulated Order of Dismissal with Prejudice as to the matters at issue with CorePharma, and on September 20, 2006 a similar order was entered with respect to IVAX.

Note 10 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with the Research Foundation of the State University of New York, or SUNY, covering Oracea and Periostat, the Company is entitled to deduct costs incurred to defend its patents, including the $2,000 settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Oracea, Periostat and sales to Mutual of its branded version of Periostat.  The cumulative legal patent defense, litigation and settlement costs incurred as of September 30, 2006 exceed the amount of the royalties earned and payable to SUNY by $3,801.  These amounts, which have been expensed, are available to offset future royalties earned by SUNY, if any, on net product sales based on the SUNY technology and the future potential benefit is not capitalized in the Condensed Balance Sheet at September 30, 2006.

Note 11 — Accrued Expenses

Accrued expenses at September 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Research and development project costs	$1,862	$739
Sales and marketing costs	516	239
Payroll and related costs	2,081	2,097
Professional and consulting fees	364	232
Foreign taxes	945	945
Product returns	928	1,267
Product distribution fees and rebates	523	237
State and franchise taxes	146	110
Other	81	100
	$7,446	$5,966

Note 12 — Common Stock Offering

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

Note 13 — Restructuring

On May 16, 2005, the Company announced the restructuring of the Company’s sales force following the FDA’s approval of a third party generic version of Periostat.  As a result of the restructuring, the Company ceased all sales activities related to Periostat.  The Company incurred a $1,184 restructuring charge during the nine months ended September 30, 2005.  Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of assets associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company.  At September 30, 2006, substantially all of these restructuring costs have been paid by the Company.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results.  There are important factors that could cause our actual results to differ materially from those indicated.  See “Part II, Item 1A., Risk Factors.”

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market.  We currently market four prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from four other prescription pharmaceutical products that we continue to sell to the dental market.  In May 2006, the U.S. Food and Drug Administration, or the FDA, granted us marketing approval for Oracea™ for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients.  Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea.  In July 2006, we launched Oracea to the U.S. dermatology community.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market.  We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies.  Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in Phase II dose-finding clinical trials for the treatment of acne; COL-118, a topical compound currently in Phase I clinical trials that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions; and our Restoraderm® dermal drug delivery system, which is currently under development.

Our marketed dermatology products are: Oracea; Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic.  In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.

Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis.  We launched Periostat in January 1999, and, by 2005, Periostat was the largest branded prescription pharmaceutical product in the dental market. Between April 2004 and June 2005, we also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual.  On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product and, as a result of this generic launch, Mutual ceased purchasing product from us during June 2005.  We also discontinued the promotion of our other dental products on May 20, 2005.  We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are licensed from Atrix Laboratories, Inc. (now known as QLT USA, Inc.).  Based on data provided by an independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 6% at September 30, 2006.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development.  These products are based on our proprietary platform technologies, IMPACS™, SansRosa™ and Restoraderm.  IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue.  Periostat and Oracea are our FDA-approved IMPACS products.  incyclinide is an IMPACS compound currently in clinical development for the treatment of acne.  Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY.  Our SansRosa technology was acquired in connection with our acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, and is in Phase I clinical trials as a topical treatment (COL-118) for the redness associated with rosacea.  Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator.  We have acquired all rights, title and interest to the Restoraderm technology.  We have formulated several potential products incorporating the Restoraderm technology with active ingredients commonly used to treat dermatological conditions, although we have not yet developed timetables for the clinical development or the commercial launch of any of these products.

We were founded in 1992 and completed an initial public offering of our common stock in 1996.  We recorded our first profit in the third quarter of 2002.  We incurred net losses allocable to common stockholders of $30.0 million for the nine months ended September 30, 2006 and $18.8 million for the year ended December 31, 2005, respectively.  Although we achieved net income of $6.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, we have incurred losses in every other year since inception and have an accumulated deficit of $118.7 million at September 30, 2006.  We do not expect to generate net income for the year ending December 31, 2006.

Significant Recent Developments

In May 2006, the FDA approved Oracea for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients.  Oracea is the first FDA-approved, orally-administered, systemically-delivered drug to treat rosacea.  In July 2006, we launched Oracea to the U.S. dermatology community.

On May 17, 2006, we announced that we had submitted additional references to the U.S. Patent and Trademark Office, or the USPTO, that may be relevant to the examination of U.S. Patent Application, Serial No. 10/117,709, or the 709 Patent, and other applications based thereon.  This application relates to the use of sub-antimicrobial and non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide.  The USPTO had previously issued a Notice of Allowance of this application in August 2005, and a patent was scheduled to issue on May 23, 2006, but the application was withdrawn from issuance for consideration of the additional references.  On July 20, 2006, we announced that the USPTO had issued a non-final rejection of this patent application directed to methods for treating acne with Oracea.

On September 1, 2006, we announced that we had submitted our response to the non-final rejection from the USPTO.   We limited the scope of our response to the use of sub-antimicrobial tetracyclines since the non-antimicrobial tetracyclines are the subject of application Serial No. 10/757,656, or the 656 Application.  On November 3, 2006, we announced that the USPTO had listed the status of the 709 Patent as “allowed,” and that the allowed claims cover the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea.  We will continue to prosecute the 656 Application.

On October 9, 2006, we entered into a Sixth Loan Modification Agreement, or the Subsequent Modification Agreement, with Silicon Valley Bank, or SVB, to amend and renew the Loan and Security Agreement between the parties dated March 19, 2001, as previously amended, or the Loan Agreement.  Pursuant to the terms of the Subsequent Modification Agreement, the expiration date of amended credit facility has been extended to October 9, 2008.  Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.  The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million.  As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate.  Under the Subsequent Modification Agreement, we are charged an unused line credit fee of 0.25% per annum.  In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain minimum liquidity levels and tangible net worth levels on a quarterly basis.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues (dollars in thousands)	2006	Change	2005
Net Oracea Product Sales	$2,236	100%	$—
Other Net Product Sales	2,755	(35.90)%	4,298
Total Net Product Sales	4,991	16.12%	4,298
Contract and License Revenues	431	113.4%	202
Grant Revenues	211	100%	—
Total Revenues	$5,633	25.2%	$4,500

Net product sales of Oracea, Periostat, Pandel and the Atrix Products during the three months ended September 30, 2006 were approximately $5.0 million.  The increase in net product sales was primarily due to the incremental net sales of Oracea following its market launch in July 2006, which were partially offset by lower Periostat net sales and the elimination of sales of Mutual’s branded version of Periostat as a result of the launch of a third party generic competitor in May 2005.  Oracea net sales were recognized on a prescription-basis during the three months ended September 30, 2006 and reflect promotional launch discounts, allowances and rebates, which totaled approximately 35% of gross Oracea sales.  For the remainder of 2006, we anticipate total discounts, allowances and rebates as a percentage of Oracea gross sales to be in the range at 15 to 20%.

We estimate that Periostat’s share of the 20 mg doxycycline market was 6% at September 30, 2006, compared to 22% at September 30, 2005.  Contract revenues during the three months ended September 30, 2006 were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products.  During the three months ended September 30, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx®.  License revenues during each of the three-month periods ended September 30, 2006 and 2005 consisted primarily of international licensing revenues for Periostat.  Grant revenues of $211,000 recognized during the three months ended September 30, 2006, represent reimbursements received during the quarter from the National Institutes of Health, or NIH, pursuant to the November 2005 grant funding a portion of our incyclinide development program.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2006	Change	2005
Cost of Product Sales	$1,326	55.6%	$852
Percent of Net Product Sales	26.6%	N/A	19.8%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing and development fees, and the costs associated with the manufacturing, storage and stability of Oracea (in 2006), Periostat and Mutual’s branded version of Periostat (in 2005), Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales during the three months ended September 30, 2006 includes a charge of $160,000 associated with a write-down of excess and short-dated inventories.

Research and Development

Research and Development (dollars in thousands)	2006	Change	2005
Research and development	$3,991	1.2%	$3,942

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Significant development projects conducted during the three months ended September 30, 2006 included:

•                  clinical and manufacturing development work for incyclinide of approximately $2.3 million;

•                  various Phase IV clinical trials and post-approval studies related to Oracea of approximately $271,000; and

•                  research and development costs related to COL-118 of approximately $115,000.

Personnel and overhead expenses, including consulting, regulatory and stock-based compensation costs incurred during the three months ended September 30, 2006, were approximately $870,000.

We estimate that if incyclinide is developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $30.0 million.  We have discontinued all development work on Periostat-MR™ following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business.  We are currently conducting formulation and stability work on various products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch.  It is premature to estimate future development and clinical costs associated with the SansRosa technology.

Significant development projects conducted during the three months ended September 30, 2005 included:

•                  clinical and manufacturing development work for Oracea, which accounted for total costs of approximately $2.0 million;

•                  clinical and manufacturing development and formulation work for Periostat-MR, which accounted for total costs of approximately $313,000;

•                  clinical and manufacturing development work for incyclinide, totaling $820,000; and

•                  stability testing and formulation costs related to our Restoraderm technology, which accounted for total costs of approximately $236,000.

Personnel and overhead expenses, including consulting and regulatory incurred during the three months ended September 30, 2005, were approximately $600,000.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2006	Change	2005
Selling, General and Administrative	$10,594	115.4%	$4,918

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash, stock-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2006 included approximately $4.5 million in direct selling and sales training expenses, approximately $3.8 million in marketing expenses (including advertising and promotion expenditures related to Oracea, the Primus products and Pandel) and approximately $2.3 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative expenses incurred during the three months ended September 30, 2005 included approximately $2.1 million in direct selling and sales training expenses, approximately $1.4 million in marketing expenses (including advertising and promotion expenditures for the

Primus products and Pandel) and approximately $1.5 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The increase in selling, general and administrative expense of approximately $5.7 million during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, was primarily due to increased marketing costs of approximately $2.5 million primarily associated with the launch and related promotional activities of Oracea, higher direct sales force and sales training costs of approximately $2.4 million related to Oracea and non-cash, stock-based compensation expense in 2006 of approximately $739,000.

Interest Income

Interest Income (dollars in thousands)	2006	Change	2005
Interest income	$403	39.93%	$288

The increase in interest income was due primarily to higher average investment yields in 2006 compared to 2005.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $500,000 during the three months ended September 30, 2006 and $454,000 during the three months ended September 30, 2005.  Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999.  On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Cumulative Convertible Preferred Stock, or the Series D-1 Stock.

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Revenues (dollars in thousands)	2006	Change	2005
Net Oracea Product Sales	$2,236	100%	$—
Other Net Product Sales	9,450	(58.92)%	23,006
Total Net Product Sales	11,686	(49.20)%	23,006
Contract and License Revenues	1,084	143.1%	446
Grant Revenues	377	100%	—
Total Revenues	$13,147	(43.9)%	$23,452

Net product sales during the nine months ended September 30, 2006 included approximately $11.7 million in net product sales of Oracea, Periostat, Pandel and the Atrix Products.  The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of the branded version of Periostat to Mutual as a result of the launch of a third party generic competitor in May 2005, offset in part by sales of Oracea following the July 2006 commercial launch.  Oracea net product sales (which began in July 2006) were recognized on a prescription-basis during the nine months ended September 30, 2006 and reflect promotional launch discounts, allowances and rebates, which totaled approximately 35% of gross Oracea sales.  For the remainder of 2006, we anticipate total discounts, allowances and rebates as a percentage of Oracea gross sales to be in the range at 15 to 20%.  We estimate that Periostat’s share of the 20 mg doxycycline market was 6% at September 30, 2006 as compared to 22% at September 30, 2005.  Contract revenues during the nine months ended September 30, 2006 were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products.  During the nine months ended September 30, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx.  Licensing revenues during the nine months ended September 30, 2006 consisted of international licensing revenues for Periostat.  Licensing revenues during the nine months ended September 30, 2005 consisted primarily of international licensing revenues for Periostat and $160,000 in license revenue representing the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005.  Grant revenues of $377,000 recognized during the nine month period ended September 30, 2006 represent reimbursements received from the NIH pursuant to the November 2005 grant funding a portion of our incyclinide development program.

Cost of Product Sales

Cost of Product Sales (dollars in thousands)	2006	Change	2005
Cost of Product Sales	$3,311	(34.0)%	$5,017
Percent of Net Product Sales	28.3%		21.8%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees and development, and the costs associated with the manufacturing, storage and stability of Oracea (in 2006), Periostat and Mutual’s branded version of Periostat (in 2005), Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value, if any.

Cost of product sales during the nine months ended September 30, 2006 includes a charge of $250,000 associated with a write-down of excess and short-dated inventories.  Cost of product sales for the nine months ended September 30, 2005 includes a charge of approximately $979,000 associated with the excess inventories of Periostat and Mutual’s branded version of Periostat following the launch by a third party generic competitor which occurred in May 2005. The increase in cost of product sales as a percentage of net product sales is a direct result of decreased Periostat revenues in 2006, which is a higher margin product than our other existing products.

Research and Development

Research and Development (dollars in thousands)	2006	Change	2005
Research and development	$10,587	(5.8)%	$11,237

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

Significant development projects conducted during the nine months ended September 30, 2006 included:

•                  clinical and manufacturing development work for incyclinide of approximately $5.2 million;

•                  various Phase IV clinical trials and post-approval studies related to Oracea of approximately $537,000;

•                  clinical and manufacturing work (including pre-FDA approval production costs) and regulatory compliance costs for Oracea of approximately $1.0 million; and

•                  in-process research and development and manufacturing development costs related to COL-118 of approximately $490,000.

Personnel and overhead expenses, including consulting, regulatory and stock-based compensation costs incurred during the nine months ended September 30, 2006, were approximately $2.8 million.

We estimate that if incyclinide is developed to the point of commercialization, the additional formulation and clinical development expenses and milestone fees expected to be incurred over the next five years would be approximately $30.0 million.  We have discontinued all development work on Periostat-MR following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business. We are currently conducting formulation and stability work on various products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch.  It is premature to estimate future development and clinical costs associated with the SansRosa technology.

Significant development projects conducted during the nine months ended September 30, 2005 included:

•                  clinical and manufacturing development work for Oracea, which accounted for total costs of approximately $5.2 million;

•                  clinical and manufacturing development and formulation work for Periostat-MR, which accounted for total costs of approximately $1.3 million;

•                  clinical and manufacturing development work for incyclinide, totaling approximately $2.0 million; and

•                  stability testing and formulation costs for related to our Restoraderm technology, which accounted for total costs of approximately $740,000.

Personnel and overhead expenses, including consulting, and regulatory incurred during the nine months ended September 30, 2005, were approximately $2.0 million.

Selling, General and Administrative

Selling, General and Administrative (dollars in thousands)	2006	Change	2005
Selling, General and Administrative	$29,291	52.8%	$19,175
Restructuring charge	—	N/A	$1,184
Total	$29,291	43.9%	$20,359

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash stock-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the nine months ended September 30, 2006 included approximately $12.4 million in direct selling and sales training expenses, approximately $9.5 million in marketing expenses (including advertising and promotion expenditures related to Oracea, the Primus products and Pandel) and approximately $7.4 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  Significant components of selling, general and administrative expenses incurred during the nine months ended September 30, 2005 included approximately $8.8 million in direct selling and sales training expenses, approximately $5.0 million in marketing expenses (including advertising and promotion expenditures related to Periostat, the Atrix Products, the Primus products and Pandel) and approximately $5.4 million in general and administrative expenses, which include business development, finance, legal and corporate activities.  The increase in selling, general and administrative expense of approximately $10.1 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, was primarily due to $2.2 million of non-cash stock-based compensation expense, increased marketing costs of $4.2 million primarily associated with Oracea pre-launch and post-launch activities and increased direct sales force and sales training costs related to Oracea of approximately $2.7 million.

The restructuring charge during the nine months ended September 30, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat.  Of this charge, $813,000 related to employee severance costs while the remaining portion was primarily related to the write-off of assets.  As a result of the restructuring, we ceased all sales activities related to Periostat and our dental franchise.

Interest Income

Interest Income (dollars in thousands)	2006	Change	2005
Interest income	$1,438	88.47%	$763

The increase in interest income was due to higher average short-term investment and cash equivalent yields in 2006 compared to 2005.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $1.4 million during the nine months ended September 30, 2006 and $1.3 million during the nine months ended September 30, 2005.  Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Stock in May 1999.  On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series D-1 Stock.

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

•                  The success of our prosecution of the 656 Application related to the use of non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including incyclinide;

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

•                  Our ability to continue to meet the covenant requirements under our amended revolving credit facility with SVB;

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

•                  Our ability to establish and maintain additional collaborations; and

•                  The receptivity of the capital markets to any future financings.

At September 30, 2006, we had cash, cash equivalents and short-term investments of approximately $25.9 million compared to the approximately $44.4 million balance at December 31, 2005.

On May 31, 2006, we entered into a Fifth Loan Modification Agreement, or the Modification Agreement, with SVB to amend and renew the Loan Agreement, which expired on May 31, 2006.  Pursuant to the terms of the Modification Agreement, among other things, (i) the expiration date of amended credit facility was extended to May 31, 2007 and (ii) covenants requiring us to (A) maintain a Minimum Adjusted Quick Ratio, as defined therein, and (B) maintain a minimum of $2.0 million in cash, net of borrowings under the Loan Agreement, were eliminated.  Under the amended credit facility, we were permitted to borrow up to the lesser of $5.0 million or 80% of eligible receivables, as defined under the Loan Agreement.  The amount available to us was reduced by any outstanding letters of credit issued under the amended credit facility in amounts totaling up to $2.0 million.  As we paid down amounts under any letter of credit, the amount available to us under the amended credit facility increased.  No letters of credit were outstanding at September 30, 2006.  We were not obligated to draw down any amounts under the amended credit facility and any borrowings bore interest, payable monthly, at SVB’s prime rate, or 8.25%, at September 30, 2006.  Under the Modification Agreement, we were charged an unused line credit fee of 0.25% per annum.  We had no borrowings outstanding at September 30, 2006.

On October 9, 2006, we entered into the Subsequent Modification Agreement with SVB to amend and renew the Loan Agreement.  Pursuant to the terms of the Subsequent Modification Agreement, the expiration date of amended credit facility has been extended to October 9, 2008.  Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period

October 9, 2006 through December 31, 2007.  The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million.  As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate.  Under the Subsequent Modification Agreement, we are charged an unused line credit fee of 0.25% per annum.  In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain minimum liquidity and tangible net worth levels on a quarterly basis.

In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds.  Our working capital at September 30, 2006 was $20.4 million compared to $34.6 million at December 31, 2005.  During the nine months ended September 30, 2006, we invested approximately $386,000 in capital expenditures and $200,000 for in-process research and development, paid approximately $1.8 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of approximately $1.9 million (net of purchases) of short-term investments.

We anticipate that our (i) current cash, cash equivalents and short-term investments at September 30, 2006, (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least the end of 2007.  In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements. However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed or in amounts sufficient to fund our operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

The principal use of cash in operating activities during the nine months ended September 30, 2006 was the payment of operating expenses and related working capital liabilities.  Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms, including the extended payment terms associated with the Oracea launch quantities sold in July 2006.

Investing activities during the nine months ended September 30, 2006 consisted primarily of purchases and sales of short-term investments, capital expenditures and acquired in-process research and development.  Financing activities during the nine months ended September 30, 2006 consisted primarily of the cash inflows from the completion of the second tranche of our common stock offering and stock option exercises and cash outflows from the payment of preferred dividends to the holders of our Series D-1 Stock.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 preferred stock and operating leases for our office space.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.  During 2006, we entered into an operating lease for commercial vehicles for certain members of our sales force.  Annual lease payments under this program approximate $500,000.  The lease term for the vehicles is approximately three years.  Additionally, during 2006, we entered into a capital lease for our sales force automation computer hardware and software with annual lease payments of approximately $120,000.  The lease term is three years.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock-based compensation and the valuation of deferred taxes, intangible assets and inventory.

Revenue Recognition

We historically recognized revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained.  Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel.  Since the launch of generic competition to Periostat resulted in increased product returns from the wholesale and retail channels.  As of September 30, 2006, we have a liability of $688,000 for potential Periostat product returns in accrued expenses on the Condensed Consolidated Balance Sheet.

For new product launches, including the Oracea launch in July 2006, our policy is to recognize revenue on a net prescription value basis using dispensing data generated by a an independent prescription tracking service until trade channel inventories are reduced to targeted stocking levels and we have sufficient data to determine product acceptance in the marketplace which will enable us to estimate product returns based on historical data of similar products.  Net prescription value is calculated by deducting estimates for chargebacks, wholesale distribution fees, patient rebates, government rebates and any other discounts offered from the applicable gross sales value.  When inventories have been reduced to launch targeted wholesale and retail levels and we have the ability to estimate product returns, we will recognize product sales upon shipment, net of discounts, returns and allowances described in the first paragraph.  As of September 30, 2006, we deferred $2,652,000 of Oracea revenues as a result of recognizing Oracea revenues on a net prescription basis during the third quarter of 2006.

As described above, we record sales discounts, allowances and returns upon recognizing product sales. We only accept returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and we consider current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, we defer revenue recognition for all outstanding product in the wholesale and retail channel that is subject to return.  Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, we also consider the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

During the third quarter of 2006, we launched Oracea to the U.S. dermatology community.  As part of such launch, we introduced a patient rebate program for Oracea prescriptions.  The rebate card was included in marketing materials that our sales representatives gave to their dermatologists, and only patients presenting the computer-coded card to their pharmacists were entitled to receive the rebate.  In accordance with Emerging Issues Task Force, Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, we have accounted for these patient rebates as a reduction of net product sales on our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006.

Contract Revenue

Pursuant to our Promotion and Cooperation Agreement with Primus, contract revenues for Alcortin and Novacort, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  We do not take title to the inventory sold by Primus under the Promotion and Cooperation Agreement.

Grant Revenues

During the fourth quarter of 2005, we received notice that a grant had been approved by the NIH to fund additional research by us and our collaborators on the potent anti-inflammatory effects of incyclinide.  We expense such research expenditures as they are incurred and recognize grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH.  We recognized $211,000 and $377,000 in grant revenues during the three and nine months ended September 30, 2006.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax asset items are deductible.  The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.  We have incurred a net loss for the nine months ended September 30, 2006 and for the year ended December 31, 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet.

Intangible Assets

Product rights and Oracea milestone fees are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term which such rights have been licensed, using the straight-line method.  Amortization of product rights and Oracea milestone fees are charged to cost of product sales.

We are required to test for asset impairment of acquired product rights and Oracea milestone fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired.  This standard requires an impairment analysis when indicators of impairment are present.  If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

In making future cash flow analyses of our intangible assets we make assumptions relating to:  (i) the intended use of the product and the expected future cash flows resulting directly from such use; (ii) generic competitor activities and regulatory initiatives that affect our products; and (iii) customer preferences and expected managed care reimbursement.

Inventories

Critical accounting estimates and assumptions, related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

During the three and nine months ended September 30, 2006, we recorded a charge of $160,000 and $250,000 for excess inventories, respectively. During the nine months ended September 30, 2005, we recorded a charge of $979,000 for the excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

Pre-Launch Manufacturing Costs

We classify direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as we receive an approval letter from the FDA for a new product.  Following FDA approval of the product, we begin to capitalize any inventory costs relating to that product that were not previously recognized as R&D expense.

Stock-Based Compensation

As part of our adoption of SFAS No. 123R as of January 1, 2006, we recognized the fair value of stock-based compensation awards in our consolidated financial statements using the modified prospective method. We apply the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant, and we estimate key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. Our estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Misstatements in Current Year Financial Statements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect this guidance to have a material effect on our financial condition, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect that the application of FIN No. 48 will have on its consolidated results of operations and financial condition, but given its current net operating losses and operating loss carryforwards, does not expect a significant effect on its results of operations or financial condition as a result of adopting FIN No. 48.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at September 30, 2006 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at September 30, 2006. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

Item 4.                          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes six revised risk factors (“We are depending heavily on the commercial success Oracea.  If we are unable to successfully commercialize Oracea our business will be materially harmed”, “We cannot rely on regulatory protections to prevent the approval of generic equivalents of our products”, “If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably”, “We cannot assure you that our pursuit of business in the dermatology market will be successful”, “If we lose our sole supplier of doxycycline or our manufacturer of Oracea, our sales of Oracea will be interrupted, halted or less profitable” and “We will need substantial funding and may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.  In addition, we have deleted the risk factors entitled “We cannot predict with certainty the effect on our business of the decline in revenues generated by the dental business following the commercial launch of generic versions of Periostat and the termination of our dental sales force” and “Changes in stock option accounting rules may have a significant adverse affect on our operating results.”

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

While we have begun to generate revenue from Oracea sales in connection with the product’s July trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand.  The success of Oracea will depend primarily on the acceptance of the product by patients, the medical community and third party payors.

Although we currently derive additional revenue from marketing and/or selling other products other than Oracea (Periostat, the Atrix Products, the Primus products and Pandel) our revenue and profitability in the near future will depend on our ability to market and sell Oracea successfully.

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

Market exclusivity is, however, not available to drugs that contain an active ingredient that has already been approved as an antibiotic and marketed prior to 1998.  On January 19, 2005, the United States District Court for the District of Columbia upheld the FDA’s application of this principle to Periostat and determined that Periostat was not entitled to market exclusivity because its active ingredient, doxycycline, had previously been approved as an antibiotic.  Because Oracea also contains doxycycline as its active ingredient, it will also not be entitled to market exclusivity.

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

A number of our pending patent applications are related and include claims that cover Oracea and/or incyclinide.  On May 17, 2006, we announced that we had submitted additional references to the USPTO that may be relevant to the examination of the 709 Patent and other applications based thereon.  This application relates to the use of sub-antimicrobial and non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide.   The USPTO had previously issued a Notice of Allowance of this application in August 2005, and a patent was scheduled to issue on May 23, 2006, but the application was withdrawn from issuance for consideration of the additional references.  On July 20, 2006, we announced the USPTO had issued a non-final rejection of our patent application directed to methods for treating acne with Oracea.  On September 1, 2006, we announced that we had submitted our response to the non-final rejection to the USPTO.  We limited the scope of our response to the use of sub-antimicrobial tetracyclines since the non-antimicrobial tetracyclines are the subject of the 656 Application.  On November 3, 2006, we announced that the USPTO had listed the status of the 709 Patent as “allowed,” and that allowed claims cover the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea.  We will continue to prosecute the 656 Application.

Our issued patent relating to Oracea, and if issued, our patents relating to incyclinide, may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage.  Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented.  In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe similar (including generic), though non-approved, doxycycline products for indications covered by our patents.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that our pursuit of business in the dermatology market will be successful.

We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and in July 2006, we commenced our trade launch of Oracea.  While we have begun to generate revenue from Oracea sales in connection with the product’s July trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand.  We continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market.

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

If we lose our sole supplier of doxycycline or our manufacturer of Oracea, our sales of Oracea will be interrupted, halted or less profitable.

We do not have the resources, facilities or capabilities to manufacture any of our products or product candidates.  We have no current plans to establish a manufacturing facility.  We expect that we will be dependent, to a significant extent, on contract manufacturers for commercial scale manufacturing of our products or product candidates in accordance with regulatory standards.

We rely on a supplier, Hovione International Limited, or Hovione, as our sole supplier for doxycycline, the active ingredient in Oracea.  Hovione has two FDA-approved, validated manufacturing facilities that we believe will provide us with some protection against supplying interruption.  We are, however, seeking a back-up supplier, but there are relatively few alternative suppliers of doxycycline, and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione expires on May 14, 2008 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination.  In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period.  Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with current Good Manufacturing Practices or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply and sale of Oracea.

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

We market two products, Alcortin and Novacort, under a Promotion and Cooperation Agreement with Primus.  Sixty percent of sample product and promotion costs and all sales force compensation related to our promotion of Alcortin and Novacort are funded by us.  Primus is responsible for the manufacture of Alcortin and Novacort and it has not sought FDA approval for these products because it believes that no approval is required.  We cannot be sure that FDA will not object to the lack of approval for these products. If the FDA were to assert that these products required approval, it could at any time seek to take administrative or judicial actions which could prevent us from marketing these products.  Our inability to market these products could result in a temporary or permanent loss of revenue, which may be partially offset by a reduction in our promotional expenses related to these products.

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

We will need substantial funding and may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts.  We will need substantial additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities.

If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at September 30, 2006 will be sufficient to fund our operations through at least the end of 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.  Our future funding requirements will depend on many factors, including:

•                  the cost of commercialization activities, including product marketing and sales;

•                  the successful commercialization of Oracea;

•                  the success of our dermatology franchise;

•                  the success of our prosecution of the 656 Application related to the use of non-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including incyclinide;

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

•                  our ability to continue to meet the covenant requirements under our amended revolving credit facility with Silicon Valley Bank;

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

•                  our ability to establish and maintain additional collaborations; and

•                  the receptivity of the capital markets to any future financings.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or products or grant licenses on terms that may not be favorable to us.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning October 1, 2004 through September 30, 2006, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
December 31, 2004	$7.49	$5.37

March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52

Item 6.         Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: November 9, 2006	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)