Form 10-K
period 2006-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2007-03-16
CIK 1012270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-28308

COLLAGENEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1758016
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

41 University Drive, Newtown, Pennsylvania	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (215) 579-7388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (excluding Preferred Stock Purchase Rights, $0.01 par value)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

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

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2006, based on $11.98 per share, the last reported sale price on the NASDAQ Global Market on that date, was $151.9 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2007:

Class	Number of Shares
Common Stock, $0.01 par value	21,274,949

The following documents are incorporated by reference into the Annual Report on Form 10-K:  Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in two separate Phase II dose-finding clinical trials for the treatment of acne and rosacea; COL-118, a topical compound for which we are developing for the treatment of erythema (skin redness) associated with dermatological conditions and for which we recently completed the clinical portion of a Phase I clinical trial; and our Restoraderm®, a foam-based, topical dermal drug delivery system, which is currently under development.

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

Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our domestic dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are each licensed from Tolmar Inc., a subsidiary of Tecnofarma, S.A.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa™ and Restoraderm.

IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat and Oracea are our first FDA-approved IMPACS products. incyclinide is an IMPACS compound currently in clinical development for the treatment of acne and rosacea. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis. Our SansRosa technology, which we acquired in connection with the step acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to formulate and develop a topical treatment for rosacea based on one or more of these compounds. Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescription and over-the-counter products based on the Restoraderm technology. We are currently in the process of developing a timetable for clinical development or commercial launch of the Restoraderm products.

On March 1, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and determine the therapeutic range of incyclinide for the treatment of acne. The study determined the minimum effective incyclinide dose for the treatment of acne, which was 10 mg per day, and greater efficacy was observed at 20 mg per day. We will continue the dose optimization trial and initiate an additional Phase II cohort with the objective to determine the maximum effective dose.

The double-blind, placebo-controlled trial enrolled a total of 302 acne patients at twenty-seven centers. The patients were divided among four arms of the study and administered either a placebo capsule or a 5 mg, 10 mg or 20 mg incyclinide capsule. Patients were enrolled in three sequential cohorts, each consisting of an active treatment group and a smaller placebo group. The first cohort received the lowest dose of 5 mg incyclinide and each subsequent cohort escalated to the next higher dose level of 10 mg and 20 mg, respectively. The total number of placebo patients across the three cohorts was approximately the same as each of the active treatment groups. Study-wide and in-cohort placebo analyses were conducted to detect possible effects of the seasons on the placebo response. Absent treatment, acne patients typically improve during the summer months and worsen during the winter months.

On February 1, 2007 we received written notice of termination from Altana, Inc. which provides for the termination of the Sublicense Agreement relating to Pandel effective November 1, 2007.

On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. We received an upfront fee of $5.0 million less applicable withholding taxes of approximately $1.0 million, for which we expect to be reimbursed during 2007, related to the execution of the agreement and are entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories.

On November 21, 2006, we sold 3.5 million shares of our common stock to institutional and other investors for an aggregate gross purchase price of $45.5 million. The net proceeds of the offering were approximately $42.5 million after deducting the placement agency and financial advisory fees and all offering expenses that were payable by us.

On November 3, 2006, we announced that the U.S. Patent and Trademark Office, or the USPTO, had listed the status of U.S. Patent Application, Serial No. 10/117,709, or the 709 Patent, as “allowed,” and that the allowed claims cover the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide.

On October 9, 2006, we entered into a Sixth Loan Modification Agreement, or the Subsequent Modification Agreement, with Silicon Valley Bank, or SVB, to amend and renew the Loan and Security Agreement between us and SVB dated March 19, 2001, as previously amended, or the Loan Agreement. Pursuant to the terms of the Subsequent Modification Agreement, the expiration date of amended credit facility has been extended to October 9, 2008. Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.

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

In this Annual Report on Form 10-K, the terms “CollaGenex,” “we,” “us” and “our” includes CollaGenex Pharmaceuticals, Inc. and its subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

Our website is www.collagenex.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

CollaGenex Pharmaceuticals, Inc. trademarks:

Oracea™, Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra™, Periostat-MR™, SansRosa™, Unorthodoxy™, Unorthodoxycycline™, Aprecin™, Zedara™, Optistat®, Xerostat®, Periocycline®, Periostatus®, CollaGenex®, Dermastat®, Periostan®, Periostat-SR®, “C” Logo® and “The Whole Mouth Treatment” Logo®, Esteemax™, Rubazil™, Lytrazine™, Palytra™, Lytrazac™, Presteme™, Erubatin™, Rosoral™, Reveeril™, Cycavin™, Zyclinil™, and Impaken™.

Marks listed as registered herein may be registered in the United States or in other jurisdictions. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

Products and Product Agreements

Our Currently Marketed Dermatology Products

The four prescription pharmaceutical dermatology products that we currently market are summarized below:

Products	Territory Where Marketed	Marketing Partner
Oracea	United States	None
Pandel	United States	Altana, Inc.
Alcortin	United States	Primus Pharmaceuticals, Inc.
Novacort	United States	Primus Pharmaceuticals, Inc.

Oracea

In May 2006, the FDA approved Oracea for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA-approved, orally-administered, systemically-delivered drug to treat the inflammatory lesions (papules and pustules) of rosacea in adults. Rosacea is a chronic disease affecting an estimated 14 million adults in the United States. While the exact cause is unknown, chronic inflammation appears to play a primary role in the pathology of rosacea. In July 2006, we launched Oracea to the U.S. dermatology community. Oracea, a 40 mg dose of doxycycline monohydrate in a capsule formulation of 30 mg immediate release and 10 mg delayed release beads, delivers anti-inflammatory actions without demonstrated antimicrobial effects. Oracea is dosed once-daily. Oracea is not bioequivalent to other doxycycline formulations; it has no generic equivalent. In clinical trials, Oracea has demonstrated a side effect profile similar to placebo. Safety beyond nine months has not been established.

On February 24, 2006, we filed a Marketing Authorization Application for Oracea with the United Kingdom’s Medicines and Healthcare Products Regulatory Agency. The United Kingdom will act as the Reference Member State in reviewing and processing this Application pursuant to the decentralized procedure for the approval and issuance of Marketing Authorizations in selected countries of the European Union. On March 21, 2006, the European Patent Office published on its website that patent application 02731267.7 (the European counterpart to the 709 Patent) was allowed. This patent has a priority date of April 5, 2002 and covers the use of sub anti-microbial doxycycline in the treatment of acne and rosacea, including Oracea.

On December 18, 2006, we executed a Product License and Supply Agreement, effective January 1, 2007, pursuant to which MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia.

Pandel

In May 2002, we executed a Sublicense Agreement with Altana, Inc., the United States subsidiary of Altana Pharma AG, pursuant to which we were granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel, a mid-potency topical corticosteroid cream indicated for the relief of mild-to-moderate inflammatory disorders of the skin in adults, such as atopic dermatitis and psoriasis. Altana currently licenses the rights to Pandel from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. Pursuant to the terms of our sublicense, we paid Altana an aggregate sublicense fee of $1.7 million in 2002. We purchase from Altana all Pandel products to be sold and promotional samples, and we are required to pay Altana a royalty fee equal to a percentage of the net sales of Pandel. In November 2006, the sublicense agreement with Altana was amended to among other things permit Altana to terminate the agreement at any time upon nine months prior written notice. On February 1, 2007, we received written notice of termination from Altana which provides for the termination of the Sublicense Agreement effective November 1, 2007. Under the terms of the agreement we are entitled to a payment of $1.7 million from Altana, which represents initial license fees paid to Altana. Such payment is due from Altana upon termination of the agreement.

Alcortin and Novacort

On June 6, 2005, we executed a Promotion and Cooperation Agreement with Primus. Under this agreement, we acquired the right to promote Alcortin and Novacort to dermatologists in the United States. Alcortin (1% iodoquinol and 2% hydrocortisone) is a prescription topical antifungal steroid combination, and Novacort (2% hydrocortisone acetate and 1% pramoxine HCl) is a prescription topical steroid and anesthetic. Both products contain a proprietary Biopeptide Aloe Complex™ which is designed to improve skin penetration and help reduce inflammation. We have agreed to (i) maintain, manage and compensate a direct sales force sufficient to make the products the subject of an agreed number of detail calls in the United States, and (ii) achieve certain agreed combined levels of sales of the products during a three-year period. In exchange for our services, we earn a quarterly fee from Primus based on a percentage of the gross profit arising from prescriptions written by dermatologists that result in sales of the products in the United States. Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products were funded by

Primus and the majority of product sample costs and all sales force compensation were funded by us. Pursuant to an amendment executed in October 2006, effective July 1, 2006, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by us and 40% by Primus.

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

In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to scaling and root planing, or SRP, to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. In May 2005, a third party generic version of Periostat was introduced to the dental market, and we discontinued all direct selling and promotional activities for Periostat in the United States. We had also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of our outstanding patent litigation with Mutual. As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from us during June 2005.

On November 3, 2004, CollaGenex International Ltd, or CIL, our wholly-owned U.K. subsidiary, sold its U.K. and European dental assets to Alliance Pharma plc, a U.K. specialty pharmaceuticals company. This agreement provided for the sale by CIL to Alliance of certain trademark rights, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia.  We also entered into a Supply Agreement with Alliance pursuant to which we supply Periostat in bulk tablet form to Alliance at a negotiated fair value transfer price.

Atridox, Atrisorb FreeFlow and Atrisorb-D

Pursuant to the terms of an exclusive License and Marketing Agreement that we executed with Atrix Laboratories, Inc. (now known as Tolmar Inc.) in August 2001, we obtained the right to market, sell and distribute Atrix’s proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community.

Atridox is a locally-applied, anti-microbial therapy for the treatment of chronic adult periodontitis using Atrix’s patented drug delivery technology, Atrigel®. Atrisorb FreeFlow is a guided tissue regeneration, or GTR, barrier product used in the surgical treatment of periodontal defects to help regenerate tissue. Atrisorb-D is the first GTR barrier product to incorporate an antibiotic, which has been shown to reduce the incidence of infections during GTR procedures.

On February 22, 2006, we amended our License and Marketing Agreement with Tolmar Inc., and have agreed to continue to sell the Atrix Products through our distributor and pay an increased royalty on net sales and an increased transfer price, but we are no longer required to make annual minimum expenditures for advertising and promotional activities. In May 2005, we discontinued all direct selling and promotional activities for the Atrix Products. Pursuant to the amended agreement, either party may terminate the License and Marketing Agreement at any time, with or without cause, upon six months prior written notice. The amendment extends the term of the License and Marketing Agreement through December 31, 2007.

Our Previously Marketed Product

Vioxx

Pursuant to a Co-Promotion Agreement we executed with Merck & Co., Inc., or Merck, in September 1999, we received the exclusive right to co-promote Vioxx®, a prescription strength, non-steroidal anti-inflammatory drug, to the dental community. The agreement provided for certain payments by Merck to us upon sales of Vioxx. In September 2002, we executed an amendment, extension and restatement of the Co-Promotion Agreement which provided that the agreement would expire on December 31, 2003. The Co-Promotion Agreement provides for indemnification of us by Merck against any claims arising from manufacturing or design defects in the Vioxx product or for which we, as the promoter of the product, may be strictly liable as if we were a seller of an inherently dangerous product. We have not to date been named as a defendant in any of the lawsuits which have been brought against Merck in connection with this product. During the year ended December 31, 2005, we recorded $153,000 in residual contract revenues under this agreement. We did not receive any contract revenues from this agreement during the year ended December 31, 2006 and will not earn any further contract revenue under this agreement.

Sales and Marketing

We currently employ 80 sales force professionals who promote our products directly to dermatology professionals. We also have five national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and similar organizations. We produce educational marketing materials, detail aids and product samples that are used extensively by our representatives in their presentations to dermatology professionals. We also focus on providing continuing medical education programs and convention activities.

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

Commercial Manufacturing, Distribution and Suppliers

In March 2006, we executed a Commercial Manufacturing Agreement effective December 31, 2005 with Cardinal Health PTS, LLC, or PTS, pursuant to which PTS has agreed to manufacture Oracea for us. Pursuant to the terms of the agreement, we agreed to (i) furnish to PTS on a monthly basis a rolling forecast of product quantities for the subsequent twelve-month period, the first three months of which shall become binding, and (ii) pay PTS a fee for the product, subject to an annual adjustment. The Commercial Manufacturing Agreement with PTS has an initial term of four years unless terminated earlier pursuant to its terms.

In January 1995, we entered into a supply agreement with Hovione International Limited, or Hovione, pursuant to which the active ingredient in Periostat, doxycycline hyclate, is supplied to us by Hovione from its offshore facilities. Our current supply agreement does not cover the purchase of doxycycline monohydrate, which is the active ingredient in Oracea. We are currently in discussions with Hovione to restructure our agreement so that it will cover doxycycline monohydrate. During the course of these discussions we have been purchasing doxycycline monohydrate on a purchase order by purchase order basis. Hovione supplies a substantial portion of the doxycycline hyclate and doxycycline monohydrate used in the United States from two independent facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The term of the supply agreement has been extended to May 14, 2008 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default that remains uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. We rely on Hovione as our sole supplier of both doxycycline hyclate and doxycycline monohydrate, and have no back-up supplier at this time.

In September 2000, we entered into a Service and Supply Agreement with a contract manufacturer, Pharmaceutical Manufacturing Research Services, Inc., or PMRS, for the tablet formulation of Periostat. This agreement was automatically terminated in May 2005 when a generic 20 mg doxycycline hyclate tablet became available on the market. We now purchase Periostat tablets from PMRS on a purchase order basis. Currently, PMRS is the sole third-party contract manufacturer to supply Periostat to us. PMRS is required to comply with current Good Manufacturing Practices, or cGMP, requirements.

In November 1998, we executed a Distribution Services Agreement with Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services, or SPS), pursuant to which SPS acts as our exclusive logistics provider for our products, excluding the Atrix Products, in the United States. Under this agreement, SPS warehouses and ships Oracea, Pandel and Periostat from its central distribution facility in LaVergne, Tennessee to wholesalers that distribute our products to retail and mail order pharmacies throughout the United States for prescription sale to patients. SPS also provides various customer and financial support services to us, including billing and collections, contract pricing maintenance, cash application, and chargeback processing and related reporting services. The Distribution Services Agreement had an initial term of three years with automatic renewal for successive one-year periods unless notice of termination was provided by either party 90 days prior to expiration. We negotiated a three-year extension of such agreement having similar terms to the original agreement with an effective date of March 1, 2002.

In February 2002, we executed a Wholesale Service Agreement effective November 2001 with National Specialty Services, Inc., (now known as Oncology Therapeutic Networks, or OTN), pursuant to which OTN acts as our non-exclusive authorized distributor of Atridox, Atrisorb FreeFlow and Atrisorb-D. Under this agreement, as amended, OTN also provides certain additional services, including marketing, sales detail report production and contract administration. The Wholesale Service Agreement had an initial term of three years and renews automatically for successive one-year periods unless notice of termination is provided by either party 90 days prior to expiration.

In October 2005, we entered into an agreement with a third party provider pursuant to which we have agreed to pay monthly invoiced costs and expenses in exchange for certain research and development services, process development and material preparation services relating to incyclinide

Customers/Backlog

In April 2005, we executed Distribution Fee for Service Agreements with two of our three major drug wholesalers pursuant to which we agree to pay a percentage of the net invoice cost in exchange for certain product distribution, inventory management and administrative services. The agreements have a three year term.

Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

During 2006, sales to Cardinal Health, Inc., McKesson Corporation, Amerisource Bergen Corporation, represented approximately 44%, 31% and 13%, respectively, of our aggregate net product sales. We do not sell our products directly to drug chain retailers, supermarkets, independent pharmacies or other mass merchants.

Research and Development

Overview

Our research and development activities are conducted primarily by third parties including contract research organizations and academic and government institutions. The main focus of these activities is the research and development of novel and/or known compounds for application in a variety of inflammatory and tissue-destructive disorders.

Major research programs which we have conducted over the last three years include: (i) Oracea for the treatment of rosacea; (ii) the development of a “once-a-day” formulation of Periostat (Periostat-MR™), which was discontinued in 2005; (iii) the development of incyclinide for acne and rosacea; (iv) the development of our SansRosa technology for the treatment of redness associated with rosacea and other skin disorders; and (v) the development of our Restoraderm platform.

Our research and development expenditures were approximately $15.4 million, $14.0 million and $8.8 million in 2006, 2005 and 2004, respectively. We expect to increase our investment in research and development to approximately $24.0 million in 2007.

Our Technology—IMPACS

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

Our IMPACS technology comprises a family of compounds which have shown the ability to inhibit inflammation as well as the activity of various enzymes in the inflammatory cascade that lead to tissue destruction. We have completed Phase III clinical trials for each of Periostat and Oracea to demonstrate their safety and efficacy in treating adult periodontitis and rosacea, respectively, and have obtained FDA approval for these products.

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

Our Technology—SansRosa

Our SansRosa technology was acquired as a result of the step acquisition of SansRosa in December 2005, and of the acquisition of rights to other related patents. It covers a class of compounds that have shown promise in reducing the redness associated with rosacea, and we are formulating and developing a topical treatment for rosacea based on one or more of these compounds.

Our Technology—Restoraderm

Our Restoraderm technology is a unique, proprietary dermal drug delivery system, which we acquired from a Swedish collaborator in 2004. It is designed to enhance the dermal delivery of a variety of active ingredients and we believe it may be used as the platform on which to develop a portfolio of topical dermatological pharmaceuticals. The Restoraderm technology incorporates certain lipid compositions to enhance the natural skin barrier and facilitate the delivery of therapeutic active ingredients into the skin. The Restoraderm technology is currently under development, and we continue to evaluate a number of Restoraderm product opportunities and their potential contribution to our portfolio of pipeline products.

Clinical Developments—Oracea in Rosacea

Rosacea is a condition that affects approximately 14 million adults in the United States. Rosacea affects primarily the face and is typically characterized by the appearance of inflammatory lesions (papules, pustules and nodules), erythema (skin redness) and telangiectasia (spider veins). If allowed to progress to a moderate or severe condition, rosacea can cause itching, pain and thickening of the skin. In severe cases, a disfiguring enlargement of the nose can develop, a condition known as rhinophyma. While the exact cause is unknown, chronic inflammation appears to play a primary role in the pathology of rosacea.

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

In May 2006, the FDA approved Oracea for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. In July 2006, we launched Oracea to the U.S. dermatology community. Oracea, a once-daily 40 mg dose of doxycycline monohydrate in a capsule formulation of 30 mg immediate release and 10 mg delayed release beads, delivers anti-inflammatory actions without demonstrated antimicrobial effects. Oracea is the first FDA-approved, orally-administered, systemically-delivered drug to treat the inflammatory lesions (papules and pustules) of rosacea in adults. Oracea is not bioequivalent to other doxycycline formulations; it has no generic equivalent.

The total expenses incurred through December 31, 2006 relating to the development of Oracea were approximately $10.0 million.

On February 2, 2007, we announced results of a Phase IV clinical study designed to evaluate the efficacy of combining Oracea capsules and topical MetroGel in the treatment of rosacea. The trial also evaluated the effectiveness of Oracea for maintenance therapy in the treatment of rosacea.

The double-blind, placebo-controlled trial enrolled a total of 72 rosacea patients at three centers. The patients were administered either Oracea capsules plus MetroGel or placebo capsules plus MetroGel once a day for 12 weeks. MetroGel was discontinued at Week 12, and patients continued to receive either Oracea or placebo through Week 16. Measurements of the changes in the number of inflammatory lesions were taken at Weeks 4, 8, 12 and 16. The primary efficacy endpoint of the study was the mean change in inflammatory lesions at Weeks 12 and 16. The study successfully met this endpoint and demonstrated a statistically significant, greater reduction in inflammatory lesions at Weeks 12 and 16 in the Oracea plus MetroGel group compared to the placebo plus MetroGel group.

Clinical Developments—incyclinide

incyclinide is a second generation compound from our IMPACS technology and has demonstrated a range of potent anti-inflammatory activities in various preclinical and clinical studies. In 2005, we announced results from a Phase II clinical trial evaluating incyclinide as a treatment for rosacea. The Phase II study was designed to establish proof of principle for incyclinide as a potential treatment for a dermatologic condition. In this double-blinded, placebo-controlled clinical study, patients with rosacea were administered either incyclinide or placebo once a day for 28 days. Data was collected at baseline, Day 14, Day 28 and Day 42. Primary efficacy parameters measured the changes from baseline to endpoint (Day 42) in total inflammatory lesion count and the clinician’s erythema score.

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

In the fourth quarter of 2005, we announced the initiation of a Phase II, double-blinded, placebo-controlled, dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. We reported these results in March 2007.

The double-blind, placebo-controlled trial enrolled a total of 302 acne patients at 27 centers. The patients were divided among four arms of the study and administered either a placebo capsule or a 5 mg, 10 mg or 20 mg incyclinide capsule. Patients were enrolled in three sequential cohorts, each consisting of an active treatment group and a smaller placebo group. The first cohort received the lowest dose of 5 mg incyclinide and each subsequent cohort escalated to the next higher dose level of 10 mg and 20 mg, respectively. The total number of placebo patients across the three cohorts was approximately the same as each of the active treatment groups. Study-wide and in-cohort placebo analyses were conducted to detect possible effects of the seasons on the placebo response. Absent treatment, acne patients typically improve during the summer months and worsen during the winter months.

Each cohort of the study was administered either a placebo or incyclinide capsule once a day for 12 weeks. The primary endpoint of the study was the reduction in inflammatory lesion count at 12 weeks. Patients were evaluated at Baseline, Weeks 3, 6, 9, 12 and 16 (four weeks after the final capsule was administered). The average number of inflammatory lesions at baseline was approximately 24 and well-balanced across the four treatment arms.

incyclinide was well-tolerated with most adverse events being mild or moderate. The adverse events were equally distributed across all treatment groups, including placebo. Laboratory and clinical safety assessments were unremarkable.

Efficacy was assessed in an intent-to-treat analysis comparing the lesion count profile over the course of the study. No apparent drug effect was observed in the 5 mg patient cohort at any visit. In the 10 mg patient group, a drug effect was observed compared to both the total placebo group and the in-cohort placebo group.

The 20 mg patient cohort showed the greatest reduction in inflammatory lesions compared to placebo, with a rapid onset of action. This cohort had a 25.9% reduction in inflammatory lesion count at Week 3 compared to a 9.4% effect in the in-cohort placebo group. At Weeks 6, 9 and 12, the reductions in inflammatory lesions for the incyclinide group were 36.0%, 36.1% and 31.7%, respectively, compared to 17.5%, 23.8% and 26.5%, respectively, for the in-cohort placebo group. At Weeks 3 and 6, the data showed a trend towards statistical significance, with p-values less than 0.07.

When compared to the total placebo group, the reductions in inflammatory lesions in the 20 mg cohort were statistically significant at Weeks 6 (p=0.041) and 9 (p=0.037). The greatest reduction in inflammatory lesion count occurred at Week 9 and was less apparent at week 12.

A secondary endpoint of the study evaluated the change in the IGA score, a subjective measurement of disease severity. As with the inflammatory lesion count, the 5 mg cohort could not be differentiated from the total placebo group. The 10 mg cohort showed a statistically significant but modest improvement in the IGA score compared to the total placebo group at Week 9 (p=0.022), and the 20 mg group showed a greater improvement in the IGA score compared to the total placebo group at Week 6 (p=0.065) and Week 9 (p=0.026). The performance of the three cohorts compared to placebo in the change in IGA score further confirmed the dose-relationship across the three incyclinide cohorts.

The total future anticipated expenses related to the development of incyclinide for acne and rosacea is currently estimated to be between $15.0 and $20.0 million.

Preclinical and Other Research and Development Activities

COL-118

In the fourth quarter of 2006, we initiated a Phase I clinical trial evaluating COL-118 for the treatment of erythema (redness associated with rosacea) and other skin disorders. This Phase I study was clinically completed in February 2007.

Restoraderm

We are currently conducting some formulation and stability work on products incorporating our Restoraderm technology and we are still in the process of developing a timetable for clinical development or commercial launch.

Other IMPACS Activities

In October 2002, we announced the execution of a license agreement with Medtronic, Inc. involving our IMPACS compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to technology relating to the use of the compounds to treat aortic aneurysms and other forms of vascular disease with medical devices. This program is still underway, but neither we nor Medtronic have developed a timetable for clinical development or commercial launch of any product.

Patents, Trade Secrets and Licenses

Overview

We have patents, or patent applications, covering all of our technologies. Some are owned, and some are licensed from third parties.

Our IMPACS technology is licensed from SUNY, referred to herein as the SUNY License, and other academic and research institutions collaborating with SUNY. Thirty-six United States patents and United States patent applications held by SUNY are licensed to us under the SUNY License. We have also licensed technology from Supernus Pharmaceuticals, Inc., or Supernus, successor in interest to Shire Laboratories, Inc. In addition to the patents and patent applications licensed from SUNY, which represent the core technology, and the technology licensed from Supernus, we also own technology for which applications for United States patents have been filed and have been issued. This includes various independently developed inventions relating to the uses of tetracyclines, as well as the SansRosa technology and the Restoraderm technology. A total of eight United States patents are issued, and approximately fifteen United States patent applications are pending, relative to these technologies. Applications corresponding to each are pending pursuant to the United States Patent Cooperation Treaty in various foreign jurisdictions.

Acquired and Licensed Intellectual Property

Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions.

In January 1992, we entered into the SUNY License and have subsequently amended the SUNY License twice. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. In consideration of the license granted to us, we:  (i) issued to SUNY 78,948 shares of our common stock in 1992; and (ii) have agreed to pay SUNY royalties on the net sales of licensed products, with minimum annual royalty payments of $50,000 per year. The term of the license is until the later of: (i) the expiration of the last to expire of the licensed patents in each country; or (ii) November 18, 2018, at which time we have a fully paid, non-exclusive license. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. We are entitled to deduct costs incurred to defend SUNY patents from current and future royalties due to SUNY.   In the event that cumulative legal costs exceed the amount of the royalties payable to SUNY, the amount of such excess is accumulated to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

In February 2002, we announced that we had licensed Restoraderm, a topical drug delivery technology. In August 2004, we purchased all right, title and interest in this technology, pursuant to the terms of an Asset Purchase and Product Development Agreement, or the Restoraderm Purchase Agreement. The Restoraderm Purchase Agreement superseded our Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Restoraderm Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We are also required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million as well as royalty and sublicense fees upon product commercialization. As of December 31, 2006, approximately $500,000 of these milestone and sublicense fees had been paid by us.

On June 10, 2002, we executed a Development and Licensing Agreement with Supernus pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash or, at our option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. Through December 31, 2006, the total milestone payments made to Supernus related to Oracea were $2.7 million. For rosacea-indicated development, these future payments could total up to $1.0 million in the aggregate and relate primarily to international approval and international commercialization of Oracea. Under the agreement, we must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology, including Oracea. We began incurring royalties to Supernus in the third quarter of 2006 as a result of our July 2006 launch of Oracea.

On December 14, 2005, we executed a Share Purchase Agreement, or the SansRosa Purchase Agreement, to acquire all the shares of SansRosa from the existing shareholders of SansRosa, or the SansRosa Shareholders. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. The agreement also provides for royalty payments to former SansRosa Shareholders if there are future sales of products incorporating SansRosa technology.

In March 2006, we acquired from an individual inventor all right, title and interest in certain additional patents related to the SansRosa technology in consideration for a lump sum payment. The agreement also provides for royalty payments if there are future sales of products incorporating SansRosa technology.

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

Thirty-six United States patents and United States patent applications held by SUNY are licensed to us under the SUNY License. SUNY also has obtained patents in certain European countries, Canada and

Japan, and has pending patent applications in certain other foreign countries which correspond to its United States patents relating to methods of use of tetracyclines. Over eighty patents have been issued in foreign countries. All of SUNY’s United States and foreign patents expire between 2004 and 2023.

Our Oracea product is covered by various patents and patent applications, including the 709 Patent, and 11/061,866, or the 866 Application. On May 17, 2006, we announced that we had submitted additional references to the USPTO, that may be relevant to the examination of the 709 Patent and other applications based thereon. This application relates to the use of sub-antimicrobial and chemically modified tetracyclines for the treatment of acne and acne rosacea, including Oracea and incyclinide. The USPTO had previously issued a Notice of Allowance of this application in August 2005, and a patent was scheduled to issue on May 23, 2006, but the application was withdrawn from issuance for consideration of the additional references. On July 20, 2006, we announced that the USPTO had issued a non-final rejection of this patent application directed to methods for treating acne with Oracea.

On September 1, 2006, we announced that we had submitted our response to the non-final rejection from the USPTO. We limited the scope of our claim to the use of sub-antimicrobial tetracyclines since the chemically modified tetracyclines, including incyclinide, are the subject of application Serial No. 10/757,656, or the 656 Application. On November 3, 2006, we received a notice of allowance from the USPTO regarding the 709 Patent. The allowed claims under the 709 Patent cover the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea. We will continue to prosecute the 656 Application.

In February 2007, we received a Notice of Allowance from the USPTO regarding the 866 Application. The allowed claims under the 866 Application cover the use of sub-antimicrobial tetracyclines for the treatment of certain symptoms of rosacea.

Government Regulation

Government authorities regulate research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of the products we develop and market. In the United States, the FDA regulates Oracea, Atridox, Pandel, Periostat, Alcortin and Novacort and our products in development as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. The FDA regulates Atrisorb FreeFlow and Atrisorb-D as medical devices under the Food, Drug, and Cosmetic Act and implementing regulations. Both before and after approval or clearance of our products, failure to comply with FDA requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approvals, import detentions, injunctions, and/or criminal prosecution.

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

•       submission to the FDA of an new drug application, or NDA, for approval;

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population.

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

The FDA approved our NDA for Oracea in 2006 and our NDA for Periostat in 1998. The Atrix Products and Pandel have also received FDA approval. However, we cannot be sure that any additional approvals for our product candidates will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. As part of the NDA for Periostat, the FDA requested a post-market animal study related to long-term dosing and carcogenicity, which was completed in 2000. As part of the NDA for Oracea, the FDA requested certain post-approval studies related to Oracea be conducted. Such studies are currently in progress.

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

In some circumstances, approved drugs are provided protection from generic versions of the approved drug for specified time periods. For example, the law provides for market exclusivity for new chemical entities and for certain classes of chemical entities approved for new indications. However, since Periostat and Oracea contain doxycycline as an active ingredient, and doxycycline has previously been approved as an antibiotic, the FDA classifies both drugs as antibiotics which are not entitled to the market exclusivity protection otherwise available to new drugs under the Hatch Waxman amendments to the Food, Drug, and Cosmetic Act.  This classification is controlling even though both Periostat and Oracea have been shown in clinical trials to have no anti-microbial effects.

Though Oracea is also classified by the FDA as an antibiotic, the following language in the prescribing information for Oracea differs from labeling for antibiotics with antimicrobial actions:  “The dose of Oracea differs from that of doxycycline used to treat infections.”  In addition, the prescribing information for Oracea includes a section on microbiology which states, “The plasma concentrations achieved with Oracea during administration are less than the concentration required to treat bacterial diseases. In vivo microbiological studies utilizing a similar drug exposure for up to 18 months demonstrated no detectable long-term effects on bacterial flora sampled from the oral cavity, skin, intestinal tract and vagina. Oracea should not be used for treating bacterial infections, providing antibacterial prophylaxis, or eliminating microorganisms associated with any bacterial disease.”

Like drugs, medical devices also require FDA authorization before they can be marketed in the United States. Atrisorb FreeFlow and Atrisorb-D have received clearance for marketing. Modifications to those products, however, could require additional approval or clearance.

Approved and cleared drugs and medical devices remain subject to comprehensive regulation by the FDA while they are being marketed. For example, marketers and manufacturers of approved and cleared drugs and medical devices are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. The FDA does not permit marketing or promotion of an approved or cleared drug product or medical device for an unapproved or uncleared use. Also, quality control and manufacturing procedures must continue to conform to the FDA’s requirements for cGMP (for drugs) or Quality Systems Regulation (for medical devices) after approval. Accordingly, we, our manufacturers, and our suppliers must continue to expend time, money, and effort to maintain compliance with manufacturing requirements and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with manufacturing and other requirements. We buy bulk active ingredient for Oracea, Periostat and our products in development from third party suppliers and finish the products in third party manufacturing facilities. The other products we market, Atridox, Atrisorb FreeFlow, Atrisorb-D and Pandel are provided by suppliers.

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

Oracea competes against branded and generic oral tetracycline products, and topical formulations such as branded and generic metronidazole, azelaic acid and sodium sulfacetamide/sulfur products. Many of these products have been sold and promoted for years and have been established as useful and safe in the treatment of rosacea.

There are also many companies and academic and research institutions researching and developing potential treatments for acne and rosacea. Some of these companies are large pharmaceutical companies, while others are smaller companies that may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Companies with products either commercially available or in human clinical trials include Stiefel Labs, Allergan, Inc., Roche Inc., Galderma Laboratories, L.P., Warner Chilcott Inc., Intendis GmbH, Medicis Pharmaceutical Corporation, Dusa Pharmaceuticals, Inc. and numerous generic pharmaceutical manufacturers.

Dental

In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. In May 2005, a third party generic version of Periostat was introduced to the dental market and we discontinued all selling and promotional activities for Periostat and the Atrix Products. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the 20 mg doxycycline market was approximately 4% at December 31, 2006.

Employees

We have historically outsourced our manufacturing, clinical trials, NDA preparation, warehousing, distribution and other activities. We intend to continue to outsource many of the activities which we have historically outsourced. As of December 31, 2006, we employed 130 persons. Each of our management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. We cannot be certain that we will be able to recruit and retain qualified inside sales and marketing personnel, distributors or marketing partners or that our marketing and sales efforts will be successful. Currently, none of our employees are covered by collective bargaining agreements. In general, our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent.

Item 1A.                Risk Factors.

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding revenues, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our preclinical, clinical and development programs and our dermatology franchise. Forward-looking statements may be identified by the use of forward-looking terminology such as “believe,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “expect,” “intend,” “is planned,” “should,” “will enable,” “would be expected,” “look forward,” “may provide,” “would,” “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

We are depending heavily on the commercial success of Oracea. If we are unable to successfully commercialize Oracea our business will be materially harmed.

We have invested a significant portion of our recent efforts and financial resources in the development of Oracea for the treatment of rosacea. Our ability to generate substantial product revenues from Oracea will depend heavily on the successful commercialization of Oracea. While we have generated revenue from Oracea since the product’s July 2006 launch, it is premature to determine the future success and growth, if any, of the Oracea product brand. The success of Oracea will depend primarily on the acceptance of the product by patients, the medical community and third party payors.

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

With limited or no market exclusivity it could be more difficult for us to prevent competitors from seeking approval for copies of our proprietary products, and in such a case the value of such products would be materially adversely affected. Without market exclusivity, generic versions of our products could quickly gain market entry if they meet regulatory approval criteria. Thus, despite the FDA’s May 2006 approval of Oracea, because it will not be entitled to market exclusivity, third parties may enter the market which would materially harm our business.

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

Our pending patent applications may not result in issued patents, or may result in patents that do not cover our future products. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

A number of our pending patent applications are related and include claims that are intended to cover Oracea and/or incyclinide. On November 3, 2006, we received a notice of allowance from the USPTO regarding the 709 Patent. The allowed claims under the 709 Patent cover the use of sub-antimicrobial tetracyclines for the treatment of acne and acne rosacea.

The USPTO had previously issued a notice of allowance of the 709 Patent in August 2005. However, on May 17, 2006, before issuance of the patent, we announced that we had submitted additional references to the USPTO that may have been relevant to the examination of the application. Accordingly, we requested continuing examination of the 709 Patent and other applications based on it.

On July 20, 2006, we announced that the USPTO had issued a non-final rejection of this patent application. In responding to that non-final rejection, we limited the scope of the claims in the application to the use of sub-antimicrobial tetracyclines since the chemically modified tetracylines, including incyclinide, are the subject of the 656 Application, which we will continue to prosecute.

Our issued patent relating to Oracea, and if issued, our other patents relating to incyclinide, may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage. Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented. In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe or dispense similar (including generic), though non-approved, doxycycline products for indications covered by our patents. If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that our pursuit of business in the dermatology market will be successful.

We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and in July 2006, we commenced our trade launch of Oracea in the United States. While we have begun to generate revenue from Oracea sales in connection with the product’s July 2006 trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand. We continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. Even if we succeed in our efforts to identify and license additional products, it is not possible to guarantee that in licensed products will continue indefinitely to be available to us. For instance, on February 1, 2007 we received written notice of termination of our agreement with Altana which provides for the termination of our rights in Pandel effective November 1, 2007.

The dermatology market is very competitive and some of our competitors have substantially greater resources than we have. Our future success will depend on, among other things, our ability to: (i) achieve market acceptance for any current or future dermatological offerings, including acceptance from managed care and similar organizations; (ii) hire and retain personnel with experience in the dermatology market; (iii) execute our business plan with respect to this market segment; and (iv) adapt to technical or regulatory changes.

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

Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Other than Oracea and Periostat, we have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Securing FDA and other comparable authority approval, requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA and other comparable authorities  for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We rely on Hovione, as our sole supplier of both doxycycline hyclate and doxycycline monohydrate, and have no back-up supplier at this time. Doxycycline monohydrate is the active ingredient in Oracea. Hovione has two FDA-approved, validated manufacturing facilities that we believe will provide us with some protection against supply interruption. We are, however, seeking a back-up supplier, but there are relatively few alternative suppliers of doxycycline, and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione does not cover the purchase of doxycycline monohydrate, which is the active ingredient in Oracea. We are currently in discussions with Hovione to restructure our agreement so that it will cover doxycycline monohydrate. During the course of these discussions we have been purchasing doxycycline monohydrate on a purchase order by purchase order basis. The term of the supply agreement expires on May 14, 2008 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period. Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with cGMP or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply and sale of Oracea.

We entered into an agreement effective December 31, 2005 with PTS pursuant to which PTS has agreed to manufacture Oracea for us. We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule. We believe, however, that it could take up to one year to validate successfully a secondary manufacturer. We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all. In the event that we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

If the federal regulatory status of Alcortin or Novacort changes, we may be unable to continue to market one or both of these products.

We market two products, Alcortin and Novacort, under a Promotion and Cooperation Agreement with Primus. Sixty percent of sample product and promotion costs and all sales force compensation related to our promotion of Alcortin and Novacort are funded by us. Primus is responsible for the manufacture of Alcortin and Novacort and  has not sought FDA approval for these products because Primus believes that no approval is required. We cannot be sure that FDA will not object to the lack of approval for these products. If the FDA were to assert that these products required approval, it could at any time seek to take administrative or judicial actions which could prevent us from marketing these products. Our inability to market these products could result in a temporary or permanent loss of revenue, which may be partially offset by a reduction in our promotional expenses related to these products.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements. Both before and after approval or clearance, we, our products and product candidates and our manufacturers are subject to extensive regulatory requirements. Failure to comply with these requirements could subject us to administrative and judicial sanctions.

Both before and after approval or clearance of our products, we, our products and product candidates, and our manufacturers are subject to extensive regulatory requirements covering, among other things, manufacturing, advertising and promotion, labeling, adverse event reporting, post-approval commitments, registration, record-keeping, export, and distribution of samples. Failure to comply with regulatory requirements may result in:

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

We may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts. We will need additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities. If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at December 31, 2006 will be sufficient to fund our operations through at least the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. Our future funding requirements will depend on many factors, including:

•       the cost of commercialization activities, including product marketing and sales;

•       the successful commercialization of Oracea and its acceptance by managed care organizations and other third party payors;

•       the success of obtaining European Union approval of Oracea and in turn the success of MediGene AG, our foreign marketing partner for Oracea, in commercializing Oracea in the European Union;

•       the success of our dermatology franchise;

•       the success of our prosecution of the 656 Application related to the use of chemically modified tetracyclines for the treatment of acne and acne rosacea, including incyclinide;

•       the issuance of the 709 Patent;

•       receipt and maintenance of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

•       the success of our preclinical, clinical and development programs;

•       revenues and profits from sales of Oracea, Pandel, and Periostat, and our other product candidates, as well as the products we co-promote;

•       the terms and conditions of our outstanding Series D-1 Cumulative Convertible Preferred Stock, or Series D-1 Stock;

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

•       the costs involved in obtaining and maintaining regulatory approvals and clearances required to market and sell our products; and

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

Our IMPACS technology is licensed under the SUNY License and other academic and research institutions collaborating with SUNY. Under the SUNY License, we have an exclusive worldwide license to SUNY’s rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition, liquidity and results of operations.

If our products cause injuries, we may incur significant expense and liability.

Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of Periostat, Oracea and other products developed by or for us or for which we have licensing or promotion and cooperation rights. We continually evaluate the limits and adequacy of our product liability insurance coverage and currently have an aggregate of $10.0 million in product liability insurance covering Periostat, and Oracea, our product candidates and products for which we have licensing or promotion and cooperation rights.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2004 through December 31, 2006, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
March 31, 2004	$14.16	$10.07
June 30, 2004	$13.21	$8.70
September 30, 2004	$9.49	$6.09
December 31, 2004	$7.49	$5.37
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50
March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35

Item1B.                  Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We own no real property. Our principal executive offices, located at 41 University Drive, Suite 200, Newtown, Pennsylvania, consist of 18,163 square feet of leased space. Our lease for such premises continues through July 2009.

Item 3.                        Legal Proceedings.

IVAX and CorePharma

On October 1, 2004, we filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York. In our complaint, we alleged that the submission of ANDAs by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which we are the exclusive licensee. We also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. We sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The injunction was denied by the Court on June 16, 2005. We, IVAX, and CorePharma have since agreed not to pursue litigation on the merits of our patent infringement claims of the counter claims alleged by IVAX and CorePharma. On May 10, 2006, the Court in the Eastern District of New York entered a Stipulated Order of Dismissal with Prejudice as to the matters at issue with CorePharma, and on September 20, 2006 a similar order was entered with respect to IVAX.

Under the SUNY License, we are entitled to deduct costs incurred to defend its patents, including the $2.0 million settlement payment to Mutual in April 2004, from current and future royalties due to SUNY on net sales of Periostat and sales to Mutual. We anticipate that our future legal costs in these matters relating to patent infringement and defense will be reimbursed by SUNY pursuant to the SUNY License to the extent that these legal expenses do not exceed royalties earned by SUNY. In the event such cumulative legal costs exceed the amount of the royalties’ payable to SUNY, we will not be able to recover such legal costs from SUNY. The cumulative legal patent defense, litigation and settlement costs incurred as of December 31, 2006 exceed the amount of the royalties earned and payable to SUNY since our litigation commenced by approximately $3.6 million. These amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since June 20, 1996, our common stock has traded on the NASDAQ Global Market under the symbol “CGPI.”

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2005 through December 31, 2006, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50
March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35

Holders

As of March 7, 2007, the approximate number of holders of record of our common stock was 88 and the approximate number of beneficial holders of our common stock was 3,979 as of March 12, 2007.

Dividends

We have never declared or paid any cash dividends on our common stock. Except as set forth below, we intend to retain earnings, if any, to fund future growth and the operation of our business. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D Cumulative Convertible Preferred Stock, or Series D Stock. As a result of such financing, we had certain common stock dividend obligations and continue to have certain cumulative cash dividend obligations to the holders of the Series D Stock, who now hold Series D-1 Stock as a result of the Restructuring and Exchange Agreement we executed with such holders on December 15, 2005. Such arrangement also limits our ability to generally declare dividends to our common stockholders. In addition, our ability to generally declare dividends to our common stockholders is further limited by the terms of our credit facility with SVB, which expires on October 9, 2008.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 6.                        Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2006 and our consolidated balance sheets as of December 31, 2006 and 2005 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 15. Exhibits and Financial Statement Schedules” herein. The consolidated statement of operations data for the years ended

December 31, 2003 and 2002  and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006(2)	2005	2004	2003	2002
	(dollars in thousands except for per share data)
Consolidated Statement of Operation Data:
Revenues:
Net product sales	$24,448	$25,736	$51,739	$49,038	$42,111
Contract revenues	1,390	481	237	3,122	2,332
License revenues	64	188	170	699	176
Grant revenues	471	—	—	—	—
Total revenues	26,373	26,405	52,146	52,859	44,619
Operating expenses:
Cost of product sales	5,473	5,885	7,446	7,362	6,713
Research and development	15,394	13,986	8,843	5,462	4,394
Selling, general and administrative	40,925	25,242	29,417	32,968	32,699
Restructuring charge	—	1,184	348	—	—
Legal settlement	—	—	2,000	700	—
Gain on sale of U.K. and European dental assets	—	—	(2,980)	—	—
Operating (loss) income	(35,419)	(19,892)	7,072	6,367	813
Interest income	2,001	1,087	421	148	77
Interest expense	(16)	—	—	—	(5)
Other income (expense)	—	—	2	(3)	17
(Loss) income before income taxes	(33,434)	(18,805)	7,495	6,512	902
Income taxes	—	—	967	85	—
Net (loss) income	$(33,434)	$(18,805)	$6,528	$6,427	$902
Net (loss) income allocable to common stockholders	$(35,362)	$(24,212)	$4,928	$4,827	$(727)
Basic net (loss) income per share allocable to common stockholders(1)	$(1.98)	$(1.67)	$0.35	$0.40	$(0.06)
Diluted net (loss) income per share allocable to common stockholders(1)	$(1.98)	$(1.67)	$0.34	$0.38	$(0.06)
Shares used in computing basic per share amounts(1)	17,902,257	14,480,779	14,264,687	12,094,638	11,234,652
Shares used in computing diluted per share amounts(1)	17,902,257	14,480,779	14,500,637	12,836,364	11,234,652

	As of December 31,
	2006(2)	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,830	$44,425	$38,645	$32,670	$10,112
Working capital	59,636	34,643	39,714	32,010	5,992
Total assets	79,207	49,165	52,346	44,132	17,634
Accumulated deficit	(123,500)	(89,138)	(64,926)	(69,854)	(74,681)
Total stockholders’ equity	$62,302	$35,668	$41,215	$33,956	$8,352

(1)           See Note 2 of Notes to Consolidated Financial Statements for information concerning computation of net (loss) income per share allocable to common stockholders.

(2)           See Note 9 of the Notes to Consolidated Financial Statements for information concerning our adoption of SFAS No. 123R effective January 1, 2006.

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

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in two separate Phase II dose-finding clinical trials for the treatment of acne and rosacea; COL-118, a topical compound for which we are developing for the treatment of erythema (skin redness) associated with dermatological conditions and for which we recently completed the clinical portion of a Phase I clinical trial; and our Restoraderm®, a foam-based, topical dermal drug delivery system, which is currently under development.

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

Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are each licensed from Tolmar Inc., a subsidiary of Tecnofarma, S.A.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa™ and Restoraderm.

IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat and Oracea are our first FDA-approved IMPACS products. incyclinide is an IMPACS compound currently in clinical development for the treatment of acne and rosacea. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis. Our SansRosa technology, which we acquired in connection with the acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to formulate and develop a topical treatment for rosacea based on one or more of these compounds. Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology that originated from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescription and over the counter products based on the Restoraderm technology. We do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. Although we achieved net income for the years ended December 31, 2004, 2003 and 2002 we have incurred losses in every other year since inception and have an accumulated deficit of  $123.5 million at December 31, 2006.

Results of Operations

Years Ended December 31, 2006 and December 31, 2005

Revenues

Revenues	2006	Change	2005
	(dollars in thousands)
Oracea Net Product Sales	$11,933	N/A	$—
Other Net Products Sales	12,515	(51.4)%	25,736
Total Net Product Sales	24,448	(5.0)%	25,736
Contract Revenues	1,390	189.0%	481
License Revenue	64	(66.0)%	188
Grant Revenues	471	N/A	—
Total Revenues	$26,373	(0.1)%	$26,405

Net product sales of Oracea, Periostat, Pandel and the Atrix Products during the year ended December 31, 2006 were approximately $24.4 million. Net revenues from the sale of dermatology products were nearly 70% of total revenue in 2006 compared to 31% in 2005, reflecting our transition from a dental pharmaceutical company to a company focused on developing and marketing prescription pharmaceutical products for the dermatology market. The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual’s, branded version of Periostat as a result of the launch of a third party generic competitor in May 2005, offset in part by net sales of Oracea following its market launch in July 2006.

Contract revenues during the year ended December 31, 2006, were derived primarily from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products. The Promotion and Cooperation Agreement was executed in June 2005; the increase in 2006 is attributable to having a full year of sales. During the year ended December 31, 2005, contract revenues were primarily derived from residual contract revenue from our expired agreement with Merck & Co., Inc. for Vioxx® and from our Promotion and Cooperation Agreement with Primus for the Alcortin and Novacort products. License revenues during each of the years ended December 31, 2006 and 2005 consisted primarily of international licensing revenues for Periostat. License revenues during the year ended December 31, 2005, included $132,000 in license revenue representing the unamortized portion of up front license received in the year 2000 related to Periostat, which was terminated in March 2005. Grant revenues of $471,000 recognized during the year ended December 31, 2006 represent reimbursements received during the year from the National Institutes of Health, or NIH, pursuant to the November 2005 grant related to our incyclinide development program.

Cost of Product Sales

Cost of Product Sales	2006	Change	2005
	(dollars in thousands)
Cost of Product Sales	$5,473	(7.0)%	$5,885
Percent of Net Product Sales	22.4%	N/A	22.9%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, costs associated with the manufacturing, storage and stability of Oracea, (in 2006), Periostat, and Mutual’s branded version of Periostat (in 2005), and the transfer price and storage costs associated with our products, as well as charges taken to reflect decreases in inventory carrying value.

Cost of product sales during the year ended December 31, 2006, includes a charge of $257,000 associated with the write-down of excess and short dated inventories. Excluded from cost of product sales during the year ended December 31, 2006 was approximately $700,000 of pre-FDA approval Oracea manufacturing expenses.

Cost of product sales for the year ended December 31, 2005 includes a charge of approximately $1.0 million associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat as a result of the launch by a third party generic competitor which occurred in May 2005.

Research and Development

Research and Development	2006	Change	2005
	(dollars in thousands)
Research and development	$15,394	10.1%	$13,986

Research and development expenses consist primarily of funds paid to third parties for the provision of services and materials for drug development, pre-FDA approval manufacturing and production costs related to Oracea, including milestone fees, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis report writing and regulatory compliance costs (including new drug approval submission and filing fees).

Significant development projects conducted during the year ended December 31, 2006 included:

•       clinical and manufacturing development activities for incyclinide of approximately $8.0 million;

•       clinical and manufacturing activities (including pre-FDA approval production and validation costs) and regulatory compliance costs for Oracea of approximately $1.5 million;

•       various Phase IV clinical trials and post approval studies related to Oracea of approximately $1.2 million; and

•       in-process research and development and manufacturing development costs related to COL-118 of approximately $1.0 million.

Personnel and direct internal overhead expenses, including consulting and regulatory costs incurred during the year ended December 31, 2006, were approximately $3.6 million.

We estimate that if incyclinide is developed to the point of commercialization for both acne and rosacea indications, the additional formulation and clinical development expenses and milestone fees expected to be incurred to product commercialization, would be between $15.0 million and $20.0 million.

We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch. It is premature to estimate future development and clinical costs associated with COL-118. We anticipate that our personnel and direct internal expenses will increase in 2007 as we add additional clinical personnel. We discontinued all development work on Periostat-MR following the launch of generic competition to Periostat in May 2005 and our decision to exit the dental business.

Significant development projects conducted during the year ended December 31, 2005 included:

•       clinical and manufacturing development work for Oracea of approximately $5.0 million;

•       clinical and manufacturing development work for incyclinide of $3.1 million;

•       clinical and manufacturing development and formulation work for Periostat-MR of approximately $1.3 million;

•       stability testing and formulation costs for potential products utilizing our Restoraderm technology, of approximately $1.1 million; and

•       the initial purchase price installment for SansRosa technology of $750,000.

Personnel and direct internal overhead expenses, including consulting and regulatory costs incurred during the year ended December 31, 2005, were approximately $2.7 million.

Selling, General and Administrative

Selling, General and Administrative	2006	Change	2005
	(dollars in thousands)
Selling, General and Administrative	$40,925	62.1%	$25,242
Restructuring charge	—	N/A	1,184
Total	$40,925	54.9%	$26,426

Selling, general and administrative expenses consist primarily of personnel salaries and benefits, including non-cash stock-based compensation expense in 2006, direct marketing costs, professional, legal and consulting fees, insurance and general office expenses.

Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2006 included approximately $15.7 million in direct selling and sales training expenses, approximately $15.3 million in marketing expenses (including advertising and promotion expenditures for Oracea, the Primus products and Pandel) and approximately $9.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2005 included approximately $10.4 million in direct selling and sales training expenses, approximately $7.7 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel), and approximately $7.1 million in general and administrative expenses, which include business development, finance, legal and corporate activities. The increase in selling, general and administrative expense of approximately $15.7 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, was primarily due to $2.9 million of non-cash stock-based compensation expense, increased marketing costs of $7.1 million primarily associated with Oracea pre-launch and post-launch activities and increased direct sales force and sales training costs related to Oracea of approximately $4.7 million and an increase in various general and administrative costs of $1.0 million.

The restructuring charge during the year ended December 31, 2005 consisted of a $1.2 million charge related to a reorganization following the approval of a third party generic version of Periostat. Of this charge, $813,000 related to employee severance costs while the remaining portion was primarily related to the write-off of assets. As a result of the restructuring, we ceased all domestic sales activities related to Periostat and our dental franchise.

Other Income/Expense

Other Income/Expense	2006	Change	2005
	(dollars in thousands)
Interest income	$2,001	84.3%	$1,087

The increase in interest income was due to higher average short-term investment and cash equivalent balances and corresponding yields in 2006 compared to 2005.

Preferred Stock Dividend and Series D-1 Preferred Stock Restructuring and Exchange

Preferred stock dividends included in net loss allocable to common stockholders were $1.9 million during the year ended December 31, 2006 and $1.7 million during the year ended December 31, 2005. Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999. On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series Cumulative Convertible Preferred D-1 Stock, or the Series D-1 Stock. In 2005, we also recorded a $3.7 million non-cash charge in connection with the Series D Stock Restructuring and Exchange Agreement.

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 10.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum on May 19, 2007 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

Years Ended December 31, 2005 and December 31, 2004

Revenues

Revenues	2005	Change	2004
	(dollars in thousands)
Net Product Sales	$25,736	(50.3)%	$51,739
Contract Revenues	481	103.0%	237
License Revenues	188	10.6%	170
Total	$26,405	(49.4)%	$52,146

Revenues during the year ended December 31, 2005 included approximately $25.7 million in net product sales of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products. During 2005, we recorded $5.6 million in sales to Mutual. The decrease in 2005 net product sales was primarily due to lower Periostat net sales as a result of the launch of a third party generic competitor in May 2005. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat’s share of the doxycycline market was 14% at December 31, 2005. Contract revenues during the year ended December 31, 2005 were derived primarily from our Promotion and Cooperation Agreement with Primus and residual contract revenues from our expired agreement with Merck & Co., Inc., or Merck, for Vioxx. Licensing revenues during the year ended December 31, 2005 consisted primarily of international licensing revenues for Periostat and $132,000 in license revenue representing the unamortized portion of upfront license revenue received in 2000 from the License and Supply Agreement with Showa Yakuhin Kako Co., Ltd., which was terminated in March 2005. During the year ended December 31, 2004, contract revenues were primarily derived from residual contract revenues from our expired agreement with Merck and license revenues consisted primarily of international license fees for Periostat, including the amortization of the Showa Yakuhin Kako Co., Ltd. license.

Cost of Product Sales

Cost of Product Sales	2005	Change	2004
	(dollars in thousands)
Cost of Product Sales	$5,885	(21.0)%	$7,446
Percent of Net Product Sales	22.9%	N/A	14.4%

Cost of product sales includes product packaging, third party royalties, amortization of product licensing fees, and the costs associated with the manufacturing, storage and stability of Periostat, Mutual’s branded version of Periostat, Pandel and the Atrix Products, as well as charges taken to reflect decreases in inventory carrying value.

Cost of product sales for the year ended December 31, 2005 included a charge of approximately $1.0 million associated with the estimated excess inventories of Periostat and Mutual’s branded version of Periostat as a result of the launch by a third party generic competitor. Cost of product sales also increased as a percentage of net product sales as a result of lower average selling prices to Mutual, a greater absorption of fixed overhead expense over a smaller net sales base and a change in product mix during the year ended December 31, 2005 as compared the year ended December 31, 2004.

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

Significant development projects conducted during the year ended December 31, 2005 included:

•       continuing clinical and manufacturing development work for Oracea of approximately $5.0 million;

•       clinical and manufacturing development work for incyclinide of $3.1 million;

•       clinical and manufacturing development and formulation work for Periostat-MR of approximately $1.3 million;

•       stability testing and formulation costs for potential products utilizing our Restoraderm technology of approximately $1.1 million; and

•       the initial purchase price installment for SansRosa technology of $750,000.

Personnel and direct internal overhead expenses, including consulting and regulatory costs incurred during the year ended December 31, 2005, were approximately $2.7 million.

Significant development projects conducted during the year ended December 31, 2004 included:

•       clinical and manufacturing development work for Oracea of approximately $2.7 million;

•       clinical and manufacturing development and formulation work for Periostat-MR, of approximately $2.2 million;

•       in-process research and development charges associated with developing our Restoraderm technology, including milestone fees and formulation and stability testing costs for two potential products, of approximately $868,000;

•       clinical and manufacturing development work for incyclinide of $673,000; and

•       the completion of a Phase III clinical trial to evaluate Periostat for the treatment of rosacea, which accounted for $417,000 in expense.

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

Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2005 included approximately $10.4 million in direct selling and sales training expenses, approximately $7.7 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products, the Primus products and Pandel) and approximately $7.1 million in general and administrative expenses, which include business development, finance, legal and corporate activities. Significant components of selling, general and administrative expenses incurred during the year ended December 31, 2004 included approximately $15.0 million in direct selling and sales training expenses, approximately $7.5 million in marketing expenses (including advertising and promotion expenditures for Periostat, the Atrix Products and Pandel), and approximately $6.9 million in general and administrative expenses, which include business development, finance, legal and corporate activities. The decrease in selling, general and administrative expenses during the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to decreased personnel costs as a result of the April 2004 sales force restructuring and the May 2005 termination of our domestic dental sales and marketing activities and the corresponding reduction of 63 employees, including our dental sales force.

Legal settlement consisted of $2.0 million during the year ended December 31, 2004 that resulted from the accrual for a payment to Mutual in connection with the settlement of all outstanding litigation between us and Mutual.

Restructuring charges during the year ended December 31, 2005 consisted of $1.2 million related to a reorganization following the approval of a third party generic version of Periostat in May of 2005. As a result of the restructuring, we ceased all of our dental sales and marketing activities, including the termination of 63 employees. Restructuring expenses during the year ended December 31, 2004 consisted of $348,000 that resulted from the April 2004 reorganization of our sales organization into dedicated dental and dermatology sales forces. These charges consisted primarily of severance costs and the write-off of fixed assets. As of December 31, 2005, we had paid all but $96,000 of such restructuring charges, which related exclusively to the May 2005 restructuring.

Gain on Sale of U.K. and European Dental Assets

During 2004, we sold our U.K. and European dental assets to Alliance Pharma plc, a U.K. specialty pharmaceuticals company, for net pretax proceeds of approximately $3.0 million. A provision of $945,000 was made for anticipated U.K. income taxes due on this sale. In accordance with United States generally accepted accounting principles, the pretax gain on this sale of assets is included within operating income and the income tax provision is included within income taxes.

Other Income/Expense

Other Income/Expense	2005	Change	2004
	(dollars in thousands)
Interest income	$1,087	158.0%	$421

The increase in interest income was due primarily to higher average investment yields in 2005 compared to 2004.

Preferred Stock Dividend

Preferred stock dividends included in net (loss) income allocable to common stockholders were $1.7 million during the year ended December 31, 2005 and $1.6 million during the year ended December 31, 2004. Such preferred stock dividends were paid in cash and are the result of our obligations in connection with the issuance of our Series D Stock in May 1999.

In 2005, we also recorded a $3.7 million non-cash charge in connection with the Series D Stock Restructuring and Exchange Agreement as previously described.

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

•       The successful commercialization of Oracea and its acceptance by managed care organizations and other third party payors;

•       Successfully obtaining European Union approval of Oracea and in turn the success of MediGene AG, our foreign marketing partner for Oracea, in commercializing Oracea in the European Union;

•       The success of our dermatology franchise;

•       The success of our prosecution of the application Serial No. 10/757,656 related to the use of chemically modified tetracyclines for the treatment of acne and acne rosacea, including incyclinide;

•       The issuance of U.S. Patent Application, Serial No. 10/117,709;

•       Receipt and maintenance of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

•       The success of our preclinical, clinical and development programs;

•       Revenues and profits from sales of Oracea, Pandel, and Periostat, and our other product candidates, as well as the products we co-promote;

•       The terms and conditions of our outstanding Series D-1 Stock;

•       Our ability to continue to meet the covenant requirements under our amended revolving credit facility with Silicon Valley Bank, or SVB;

•       The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including potential litigation costs and the results of such litigation;

•       The extent to which we acquire or invest in businesses, products and technologies;

•       The costs involved in obtaining and maintaining regulatory approvals and clearances required to market and sell our products; and

•       The receptivity of the capital markets to any future financings.

On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. We received an upfront fee of $5.0 million less applicable withholding taxes of approximately $1.0 million, for which we expect to be reimbursed during 2007, related to the execution of the agreement and are entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories.

In October 2002, we announced the execution of a license agreement with Medtronic, Inc. involving our IMPACS compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to technology relating to the use of the compounds to treat aortic aneurysms and other forms of vascular disease with medical devices. This program is still underway. In an amendment to the Medtronic License dated January 27, 2007, we agreed to narrow the scope of Medtronic’s rights, to provide that the license may become non-exclusive if certain milestones are not timely met, and to accelerate the timing of the first milestone payment of $250,000 so that it was payable as an advance payment due upon execution of the amendment. Further milestone payments of $500,000 and $2,000,000, respectively, become due upon first human use and first commercial sale, of a product incorporating IMPACS technology. Medtronic must also pay royalties based on a percentage of net sales of such a product. Neither we nor Medtronic have developed a timetable for clinical development or commercial launch of any product.

In November 2006, we raised $42.5 million in a public offering, net of placement agency fees and all related offering expenses. In December 2005 and January 2006, we raised $11.6 million and $15.5 million, respectively, in a public offering, net of placement agency fees and all related offering expenses.

On May 31, 2006, we entered into a Fifth Loan Modification Agreement, or the Modification Agreement, with SVB to amend and renew the Loan and Security Agreement between us and SVB dated March 19, 2001, as previously amended, or the Loan Agreement, which expired on May 31, 2006. Pursuant to the terms of the Modification Agreement, among other things, (i) the expiration date of amended credit facility was extended to May 31, 2007 and (ii) covenants requiring us to (A) maintain a Minimum Adjusted Quick Ratio, as defined therein, and (B) maintain a minimum of $2.0 million in cash, net of borrowings under the Loan Agreement, were eliminated. Under the amended credit facility, we were permitted to borrow up to the lesser of $5.0 million or 80% of eligible receivables, as defined under the Loan Agreement. The amount available to us was reduced by any outstanding letters of credit issued under the amended credit facility in amounts totaling up to $2.0 million. As we paid down amounts under any letter of credit, the amount available to us under the amended credit facility increased.

On October 9, 2006, we entered into the Sixth Loan Modification Agreement, or the Subsequent Modification Agreement with SVB to amend and renew the Loan Agreement. Pursuant to the terms of the Subsequent Modification Agreement, the expiration date of amended credit facility has been extended to October 9, 2008. Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate. Under the Subsequent Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain minimum liquidity and tangible net worth levels on a quarterly basis. No letters of credit were outstanding at December 31, 2006. We were not obligated to draw down any amounts under the amended credit facility and any borrowings bear interest, payable monthly, at SVB’s prime rate, or 8.25%, at December 31, 2006. Under the Subsequent Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. We had no borrowings outstanding at December 31, 2006.

At December 31, 2006, we had cash, cash equivalents and short-term investments of approximately $65.8 million compared to the approximately $44.4 million balance at December 31, 2005. This increase is primarily a result of the proceeds from the public offering of 4,850,000 shares of our common stock, offset in part by net cash used in operating activities during the year ended December 31, 2006. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds. Our working capital at December 31, 2006 was $59.6 million compared to $34.6 million at December 31, 2005. During the year ended December 31, 2006, we invested approximately $439,000 in capital expenditures, $1.7 million in Oracea milestone fees, and $250,000 for in-process research and development, paid approximately $1.8 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of approximately $1.1 million (net of purchases) of short-term investments.

We anticipate that our (i) current cash, cash equivalents and short-term investments at December 31, 2006, (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least the end of 2007. In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements. However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed or in amounts sufficient to fund our operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

The principal use of cash in operating activities during the year ended December 31, 2006 was the payment of operating expenses and related working capital liabilities. Cash flows from operations can vary significantly due to various factors including the level of revenues and collection of receivable therein, the timing of payments made to our vendors, vendor payment terms, customer mix and customer payment terms.

Cash, cash equivalents and short-term investments totaled $65.8 million, or 83% of total assets at December 31, 2006, compared to $34.4 million, or 70% of total assets at December 31, 2005. Net cash used by operating activities for the year ended December 31, 2006 was $31.0 million, which includes a net loss of $33.4 million.

Investing activities during the year ended December 31, 2006 consisted primarily of payments of Oracea related milestones of $1.7 million, net purchases, sales and maturities of short-term investments of $1.1 million, capital purchases of $439,000 and acquired in-process research and development of $250,000. Financing activities during the year ended December 31, 2006 consisted primarily of the cash inflows of $54.1 million from our December 2005 offering of 1,550,000 shares of our common stock and our November 2006 offering of 3,500,000 shares of our common stock, the exercise of common stock options, and the payment of preferred dividends to the holders of our Series D-1 Stock.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 Stock and operating leases for our office space.

Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total		2007		2008 and 2009		2010 and 2011		2012 and after
Capital Leases(1) (including interest)	$277,265		$105,416		$171,849		—		—
Operating Leases(2)	$2,399,349		$954,881		$1,444,468		—		—
Cash Dividends on Series D-1 Preferred Stock	$12,641,095	(3)	$2,128,219	(3)	$4,856,438	(3)	$5,656,438	(3)	(3)
Total Contractual Obligations	$15,317,709	(3)	$3,188,516		$6,472,755		$5,656,438		(3)

(1)          On July 28, 2006, we entered into a three year capital lease for computer equipment.

(2)          Such amounts primarily consist of minimum rental payments for our office lease in Newtown, Pennsylvania, payments for sales force equipment operating leases and payments for leased vehicles in use by certain members of our sales force. In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $420,000 per year. In January 2006, we entered into a lease for commercial vehicles to be used by certain members of our sales force. The lease has a term of three years with annual payments of approximately $350,000.

(3)          Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 10.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum on May 19, 2007 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

In January 1992 we entered into license with SUNY, for all of our IMPACS Technology, or the SUNY License and have subsequently amended the SUNY License twice. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. In consideration of the license granted to us, we:  (i) issued to SUNY 78,948 shares of our common stock in 1992; and (ii) have agreed to pay SUNY royalties on the net sales of licensed products, with minimum annual royalty payments of $50,000 per year. The term of the license is until the later of: (i) the expiration of the last to expire of the licensed patents in each country; or (ii) November 18, 2018, at which time we have a fully paid, non-exclusive license. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. We are entitled to deduct costs incurred to defend SUNY patents from current and future royalties due to SUNY.   In the event that cumulative legal costs exceed the amount of the royalties’ payable to SUNY, the amount of such excess is accumulated to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

On June 10, 2002, we executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash or, at our option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. Through December 31, 2006, the total milestone payments made to Supernus related to Oracea were $2.7 million. For rosacea-indicated development, these future payments could total up to $1.0 million in the aggregate and relate primarily to international approval and international commercialization of Oracea. Under the agreement we must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology, including Oracea. We began making royalty payments to Supernus in the fourth quarter of 2006 as a result of our July 2006 launch of Oracea.

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

On December 14, 2005, we executed a Share Purchase Agreement, the SansRosa Purchase Agreement, with SansRosa and all of the existing shareholders of SansRosa, or the SansRosa Shareholders, pursuant to which we acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750,000. In 2006, we acquired additional shares of the outstanding stock in exchange for a payment of $100,000 which was offset by the payment to a third party to acquire the related technology. Our total ownership in SansRosa at December 31, 2006 is 61%. For accounting purposes, the 2005 SansRosa acquisition was treated as the acquisition of in-process research and development. The cost of the acquisition was charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, we have the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, we will pay the SansRosa Shareholders an additional $4.0 million to $6.0 million. The agreement also provides for royalty payments to the SansRosa Shareholders if future product sales incorporate the SansRosa technology.

We entered into change of control agreements, or the Existing Agreements, with each of the following officers, collectively referred to as the Officers: Colin W. Stewart (December 8, 2003), Nancy C. Broadbent (September 18, 2002), David F. Pfeiffer (September 18, 2002), Klaus Theobald (February 1, 2004), Andrew K. W. Powell (September 23, 2004) and Greg Ford (August 9, 2004).

Under the Existing Agreements, in the event the employment of an Officer was terminated as a result of an Involuntary Termination within 24 months of a Change of Control, each as defined in the Existing Agreements, the Officers were entitled to receive, among other things, (i) a lump sum payment of 1.5 times base salary and 1.5 times the average bonus paid for the three fiscal years prior to the Termination Date, as defined in the Existing Agreements, (ii) health coverage and benefits for a period of 24 months and (iii) certain outplacement/administrative support for a period of 18 months. In addition, under the Existing Agreements, if a Change of Control occurred while Ms. Broadbent or Messrs. Stewart, Pfeiffer, Theobald, Powell or Ford was employed by us, regardless of whether their employment relationship with us continued following such Change of Control, then all stock options granted to these individuals prior to the Change of Control would become fully vested and exercisable as of the date of the Change of Control to the extent such stock options were outstanding and unexercisable at the time of such termination.

On October 16, 2006, we entered into a new change of control agreement with Mr. Stewart, or the Stewart Agreement, and a new form of change of control agreement with each of the remaining Officers, such form referred to as the Management Agreement, together with the Stewart Agreement, the Agreements, which Agreements supersede the Existing Agreements.

The Agreements contain the above-described provisions of the Existing Agreements, except that, in the event the employment of an Officer is terminated as a result of an Involuntary Termination within 24 months of a Change of Control (i) the Stewart Agreement provides that the lump sum payment will be 2.5 times base salary and 2.5 times the average bonus paid for the three fiscal years prior to the Termination Date and (ii) the form of Management Agreement provides that the lump sum payment will be 2 times base salary and 2 times the average bonus paid for the three fiscal years prior to the Termination Date.

In addition, each of the Agreements provides for an additional payment if the Officer would be subject to an excise tax, interest or penalty based on a payment provided for in the applicable Agreement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock compensation and the valuation of deferred taxes, intangible assets and inventory.

Revenue Recognition

We generally recognize revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service. While we do not independently verify the prescription dispensing data, we do analyze shipments and estimates of channel inventory to determined if the prescription dispensing data is consistent with our records. The launch of generic competition to Periostat resulted in increased product returns from the wholesale and retail channels. As of December 31, 2006, we have a liability of $612,000 for potential Periostat product returns in accrued expenses on the Consolidated Balance Sheet for estimated returns prior to the change to a prescription based revenue recognition model.

For new product launches our policy is to recognize revenue on a net prescription value basis using dispensing data generated by an independent prescription tracking service until trade channel inventories are reduced to targeted stocking levels and we have sufficient data to determine product acceptance in the marketplace which will enable us to estimate product returns based on historical data of Periostat and similar products. Net prescription value is calculated by deducting estimates for chargebacks, wholesale distribution fees, patient rebates, government rebates and any other launch discounts offered from the applicable gross sales value. When inventories have been reduced to target wholesale and retail levels and we have the ability to estimate product returns, we recognize product sales upon shipment, net of discounts, returns and allowances. During the fourth quarter of 2006, based on sales levels and prescription data related to the fourth quarter of 2006 and the number of units on hand in the pipeline relative to overall demand for the product, we determined that Oracea inventories with our customers had reached normal targeted levels. At such time, we began recognizing Oracea revenues on a shipment basis, net applicable discounts and allowances. Oracea revenues for the year ended December 31, 2006, reflect revenue recognition on a shipment basis, net of applicable discounts and allowances as the Company recognized, in the fourth quarter of 2006, approximately $2,800,000 in previously deferred Oracea revenues from the third quarter of 2006.

As described above, we record sales discounts, allowances and returns upon recognizing product sales. We only accept unopened returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and similar products and we consider current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, we defer revenue recognition for all outstanding products in the wholesale and retail channel that is subject to return. Pursuant to an agreement with one major customer, product returns are not permitted. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, we also consider the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

During the third quarter of 2006, we launched Oracea to the U.S. dermatology community. As part of such launch, we introduced a patient rebate program for Oracea prescriptions. Only patients presenting the computer-coded card to their pharmacists were entitled to receive the rebate. In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, we have accounted for these patient rebates as a reduction of net product sales on our Consolidated Statements of Operations for the year ended December 31, 2006.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the years ended December 31, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet.

Intangible Assets

Acquired product rights and Oracea milestone fees are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term under which such rights have been licensed, using the straight-line method. Amortization of acquired product rights and Oracea milestone fees are charged to cost of product sales.

We are required to test for asset impairment of acquired product rights and Oracea milestone fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. When such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, are less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

During the year ended December 31, 2006, we recorded write-downs of $257,000 for excess and short-dated inventory. During the year ended December 31, 2005, we recorded a charge of $1.0 million for the excess inventory of Periostat and Mutual’s branded version of Periostat due to the anticipated decreased demand following the introduction of a third party generic version of Periostat that occurred in May 2005.

We classify direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as we receive an approval letter from the FDA for a new product. Following FDA approval of the product, we capitalize any inventory costs relating to that product that were not previously expensed.

Stock-Based Compensation

As part of our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, as of January 1, 2006, we recognized the fair value of stock-based compensation awards in our consolidated financial statements using the modified prospective method. We apply the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant, and we estimate key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. Our estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors. These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Misstatements in Current Year Financial Statements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Companies are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. At the effective date of adoption (January 1, 2006 for us), the misstatements considered immaterial under a registrant’s previous method of quantifying misstatements but material under SAB 108 may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year statement of operations. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

As required, we will adopt FIN 48 on January 1, 2007. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions only if it was probable that the position would be sustained. Accordingly, we anticipate that certain accrued expenses for uncertain tax positions will be reversed upon adoption of FIN 48 due to the lower recognition threshold. Based on our analysis, we estimate that accrued expenses will decrease in the amount of $945,000 and retained earnings will increase by the same amount as of January 1, 2007 as a result of the adoption in FIN 48.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, or SFAS No. 123(R)-3, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R. The adoption of SFAS No. 123(R)-3 did not have an impact on our consolidated finanical statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of SFAS 157 adoption on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents and short-term investments at December 31, 2006 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at December 31, 2006. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our short-term investment portfolio at December 31, 2006, was approximately $19.3 million and 4.8%, respectively. A one percent change in the interest rate would have resulted in a $478,000 impact to interest income for the year ended December 31, 2006.

Item 8.                        Financial Statements and Supplementary Data

The financial statements and supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements and financial statement schedules filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

1.                 Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

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

CollaGenex’ management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.”

Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that CollaGenex Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CollaGenex Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CollaGenex Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, CollaGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements and related schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 15, 2007

(c)   Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance of the Registrant.

The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.collagenex.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq Stock Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website.

Item 11.                 Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 407(e)(5) of Regulation S-K and set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The discussion under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                 Principal Accountant Fees and Services.

The discussion under the heading “Auditors’ Fees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           (1)   Financial Statements.

Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

(2)   Financial Statement Schedule.

Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-36.

(3)   Exhibits.

Reference is made to the Index to Exhibits on Page 54.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16th day of March, 2007.

COLLAGENEX PHARMACEUTICALS, INC.
By:	/s/ COLIN W. STEWART
Colin W. Stewart, Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ COLIN W. STEWART	President, Chief Executive Officer	March 16, 2007
Colin W. Stewart	and Director (Principal Executive Officer)
/s/ NANCY C. BROADBENT	Chief Financial Officer and Treasurer	March 16, 2007
Nancy C. Broadbent	(Principal Financial and Accounting Officer)
/s/ PETER R. BARNETT, D.M.D.	Director	March 16, 2007
Peter R. Barnett, D.M.D.
/s/ ROBERT C. BLACK	Director	March 13, 2007
Robert C. Black
/s/ JAMES E. DAVERMAN	Chairman of the Board and Director	March 16, 2007
James E. Daverman
/s/ ROBERT J. EASTON	Director	March 16, 2007
Robert J. Easton
/s/ ROBERT A. BEARDSLEY, PH.D.	Director	March 14, 2007
Robert A. Beardsley, Ph.D.
Director
W. James O’Shea
Director
George M. Lasezkay, Pharm.D., J.D.

COLLAGENEX PHARMACEUTICALS, INC.
FORM 10-K EXHIBIT INDEX

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K
Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation	S-1 (333-03582)	Effective 6-20-1996	3.1
3.2	Amended and Restated By-Laws	10-Q (000-28308)	11-14-2002	3.1
3.3	Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, dated as of October 15, 2001	8-K (000-28308)	10-18-2001	4.1
3.4	Amended Certificate of Designation of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 5, 2002	8-K (000-28308)	6-5-2002	4.2
3.5	Certificate of Designation, Preferences and Rights of the Series D-1 Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	3.1
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-K (000-28308)	3-16-06	4.1
4.2	Registration Rights Agreement, dated September 29, 1995, by and among the Company and certain investors, as supplemented	S-1 (333-03582)	Effective 6-20-1996	4.1
4.3	Fourth Investment Agreement as of September 29, 1995 by and among the Company and certain investors	S-1 (333-03582)	Effective 6-20-1996	4.3
4.4	Amended and Restated Shareholder Protection Rights Agreement, dated as of May 29, 2002, by and between the Company and American Stock Transfer & Trust Company	8-K (000-28308)	6-5-2002	4.1
4.5	Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	5-26-1999	10.2
4.6	Amendment No. 1 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.1

4.7	Amendment No. 2 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.2
4.8	Restructuring and Exchange Agreement, dated December 15, 2005, by and among the Company and the Holders of Outstanding Series D Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	10.1
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.1	Stock Purchase Agreement dated March 19, 1999, between OCM Principal Opportunities Fund, L.P. and other Purchasers set forth therein	8-K (000-28308)	3-25-1999	10.3
10.2	Common Stock Purchase Agreement, dated February 14, 2002, by and between the Company and Kingsbridge Capital Limited	8-K (000-28308)	2-15-2002	10.1
10.3	Warrant dated February 14, 2002 issued to Kingsbridge Capital Limited	8-K (000-28308)	2-15-2002	10.2
10.4	Form of Common Stock Purchase Agreement dated March 12, 2001, between the Company and the Investors set forth therein, together with Form of Registration Rights Agreement as an exhibit thereto and Form of Warrant as an exhibit thereto	8-K (000-28308)	3-16-2001	10.1
10.5†	Share Purchase Agreement, dated December 14, 2005, by and among SansRosa Pharmaceutical Development, Inc. and each of the shareholders of SansRosa Pharmaceutical Development, Inc.	10-K (000-28308)	3-16-06	10.5
10.6	Loan and Security Agreement, dated May 19, 2001, between the Company and Silicon Valley Bank	10-K (000-28308) 10-K/A (000-28308)	3-26-2001 1-2-2002	10.24 10.24
10.7	First Loan Modification Agreement, dated as of March 22, 2002, by and between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.4
10.8	Second Loan Modification Agreement, dated as of March 27, 2002, between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.5
10.9	Fourth Loan Modification Agreement, dated June 7, 2004, by and between the Company and Silicon Valley Bank	8-K (000-28308)	6-7-2004	10.1
10.10	Fifth Loan Modification Agreement, dated May 31, 2006, by and between the Company and Silicon Valley Bank	8-K (000-28308)	6-6-06	10.1

10.11	Sixth Loan Modification Agreement, dated October 9, 2006, by and between the Company and Silicon Valley Bank	8-K (000-28308)	10-12-06	10.1
Material Contracts—Supply, License, Distribution
10.12†	Assignment of Amendment to and Restatement of Agreement, dated January 13, 1992 by and among the Company, Johnson & Johnson Consumer Products, Inc. and Research Foundation of State University of New York	S-1 (333-03852)	Effective 6-20-1996	10.1
10.13†	Supply Agreement, dated January 23, 1995, between the Company and Hovione International Limited	S-1 (333-03852)	Effective 6-20-1996	10.2
10.14†	First Addendum dated December 10, 2001, to the Supply Agreement, dated January 23, 1995, between the Company and Hovione International Limited	8-K (000-28308)	12-10-2001	10.1
10.15	Form of Material Transfer Agreement between the Company and Researchers	S-1 (333-03582)	Effective 6-20-1996	10.9
10.16†	Distribution Services Agreement, dated August 15, 1998, between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	11-16-1998	10.4
10.17†	Exclusive Distribution Agreement, dated as of March 1, 2002, by and between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	5-15-2002	10.3
10.18	Services and Supply Agreement, dated as of September 26, 2000, as amended by Letter Agreement, dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q (000-28308)	5-15-2001	10.1
10.19	Letter Agreement, dated as of June 26, 2001, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q (000-28308)	8-14-2001	10.1
10.20	License Agreement, dated August 24, 2001, by and between the Company and Atrix Laboratories, Inc. (now known as Tolmar Inc., a subsidiary of Technofarma, S.A.	10-Q (000-28308) 10-Q/A (000-28308)	11-14-2001 2-14-2002	10.1 10.1
10.21†	Wholesale Service Agreement, effective as of November 1, 2001, by and between the Company and National Specialty Services, Inc. (now known as Oncology Therapeutic Networks)	10-Q (000-28308)	5-15-2002	10.1

10.22†	First Amendment to Wholesale Service Agreement, effective as of November 12, 2001, by and between the Company and National Specialty Services, Inc. (now known as Oncology Therapeutic Networks)	10-Q (000-28308)	5-15-2002	10.2
10.23†	Agreement, dated May 24, 2002, between the Company and Altana, Inc.	10-Q (000-28308)	8-14-2002	10.1
10.24	Amendments dated October 6, 2003 and November 17, 2006 to Agreement, dated May 24, 2002, between the Company and Altana, Inc.				*
10.25†	Letter Agreement, dated as of September 12, 2002, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-K	3-31-2003	10.35
10.26†	License and Supply Agreement, dated April 8, 2004, among the Company, Mutual Pharmaceutical Company, Inc. and United Research Laboratories, Inc.	8-K (000-28308)	4-8-2004	10.1
10.27†	Distribution Services Agreement, dated as of April 1, 2005, by and between the Company and Cardinal Health	10-Q (000-28308)	5-5-2005	10.1
10.28†	Core Distribution Agreement, dated as of April 19, 2005, by and between the Company and McKesson Company	10-Q (000-28308)	5-5-2005	10.2
10.29†	Promotion and Cooperation Agreement, dated as of June 6, 2005, by and between the Company and Primus Pharmaceuticals, Inc.	8-K (000-28308)	6-10-2005	99.1
10.30	Amendment dated October 30, 2006 to Promotion and Cooperation Agreement, dated as of June 6, 2005, by and between the Company and Primus Pharmaceuticals, Inc.				*
10.31	Amendment to License and Marketing Agreement, dated August 24, 2001, by and between the Company and Atrix Laboratories, Inc. (now known as Tolmar Inc., a subsidiary of Technofarma, S.A), dated February 22, 2006	10-K (000-28308)	3-16-06	10.27
10.32	Commercial Manufacturing Agreement dated as of March 1, 2006, by and between the Company and Cardinal Health PTS, LLC	10-K (000-28308)	3-16-06	10.28
10.33†	Product License and Supply Agreement, dated December 18, 2006 by and between the Company and MediGene AG	8-K (000-28308)	12-22-06	10.1

Material Contracts—Leases
10.34	Lease Agreement dated March 15, 1999, between the Company and Newton Venture IV Associates, effective May 15, 1999	10-Q (000-28308)	5-7-1999	10.1
Material Contracts—Miscellaneous
10.35	Asset Purchase and Product Development Agreement, dated August 19, 2004, by and between the Company and Thomas Skold	10-Q (000-28308)	11-9-2004	10.2
10.36	Sale of Assets Agreement, dated November 3, 2004, by and among CollaGenex International Limited, Alliance Pharmaceuticals Ltd. and Alliance Pharma plc	10-K (000-28308)	3-10-2005	10.43
Material Contracts—Management Contracts and Compensation Plans
10.37#	Non-Employee Director Compensation Summary				*
10.38#	Executive Officer Compensation Summary				*
10.39#	1992 Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.12
10.40#	1996 Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.13
10.41#	1996 Non-Employee Director Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.14
10.42#	Form of Non-Disclosure Agreement executed by all Employees as employed from time to time	S-1 (333-03852)	Effective 6-20-1996	10.4
10.43#	Form of Non-Competition Agreement executed by each of Nancy C. Broadbent and David Pfeiffer	S-1 (333-03852)	Effective 6-20-1996	10.5
10.44#	Form of Mutual Non-Disclosure Agreement executed by certain consultants and research collaborators as retained from time to time	S-1 (333-03852)	Effective 6-20-1996	10.6
10.45#	Form of Indemnification Agreement executed by each of the Company’s directors and officers	S-1 (333-03852)	Effective 6-20-1996	10.7
10.46#	Forms of Consulting Agreement executed by each of Lorne M. Golub and Thomas F. McNamara	S-1 (333-03582)	Effective 6-20-1996	10.8
10.47#	Form of Change of Control Agreement executed with each of Nancy C. Broadbent, David Pfeiffer, Andrew Powell, Klaus Theobald and Greg Ford	8-K (000-28308)	10-17-06	10.2
10.48#	Form of Change of Control Agreement executed with Colin W. Stewart	8-K (000-28308)	10-17-06	10.1
10.49#	Form of Incentive Bonus Agreement executed with David F. Pfeiffer	10-Q (000-28308)	11-14-2003	10.1

10.50#	Transition Agreement and Release, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.1
10.51#	Consulting Agreement, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.2
10.52#	Non-Statutory Stock Option Agreement, dated December 7, 2004, by and between the Company and Robert A. Beardsley, Ph.D.	10-K (000-28308)	3-10-2005	10.42
10.53#	Non-Statutory Stock Option Agreement, dated September 23, 2004, by and between the Company and Andrew Powell	10-Q (000-28308)	11-9-2004	10.1
10.54#	Non-Statutory Stock Option Agreement, dated September 22, 2005, by and between the Company and George M. Lasezkay	8-K (000-28308)	9-26-2005	10.1
10.55#	2005 Equity Incentive Plan	Def 14A (000-28308)	4-20-2005
10.56#	Form of Nonstatutory Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.1
10.57#	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.2
10.58#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Peter R. Barnett, D.M.D.	10-Q (000-28308)	8-9-2005	10.3
10.59#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert C. Black	10-Q (000-28308)	8-9-2005	10.4
10.60#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and Brian M. Gallagher, Ph.D.	10-Q (000-28308)	8-9-2005	10.5
10.61#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and James E. Daverman	10-Q (000-28308)	8-9-2005	10.6
10.62#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert J. Easton	10-Q (000-28308)	8-9-2005	10.7
10.63#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and W. James O’Shea	10-Q (000-28308)	8-9-2005	10.8
10.64#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert A. Beardsley, Ph.D.	10-Q (000-28308)	8-9-2005	10.9

Additional Exhibits
21	List of Subsidiaries	*
23.1	Consent of KMPG LLP	*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

We have audited the accompanying consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in notes 2 and 9 to the consolidated financials, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards, No. 123(R) “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CollaGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 15, 2007

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$46,493	$26,219
Short-term investments	19,337	18,206
Accounts receivable, net of allowances of $187 and $104 in 2006 and 2005, respectively	6,071	1,428
Inventories	1,959	630
Prepaid expenses and other current assets	2,416	1,564
Total current assets	76,276	48,047
Equipment and leasehold improvements, net	1,008	539
Intangible assets, net	1,882	536
Other assets	41	43
Total assets	$79,207	$49,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,066	$5,411
Accrued expenses	7,574	6,024
Accrued equity financing costs	—	1,069
Preferred dividends payable	—	900
Total current liabilities	16,640	13,404
Other non-current liabilities	265	93
Commitments and contingencies (Notes 5, 6, 7, 8, 11 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock designated, issued and outstanding 2006 and 2005 (liquidation value $21,000 at 2006 and $20,900 at 2005)	2	2
150,000 shares of Series A Participating Preferred Stock, $0.01 par value, designated and no shares issued or outstanding at 2006 and 2005, respectively	—	—
Common stock, $0.01 par value; 75,000,000 and 25,000,000 shares authorized, 21,191,724, and 16,054,797 shares issued and outstanding in 2006 and 2005	212	161
Additional paid-in capital	185,581	124,647
Accumulated other comprehensive income (loss)	7	(4)
Accumulated deficit	(123,500)	(89,138)
Stockholders’ equity	62,302	35,668
Total liabilities and stockholders’ equity	$79,207	$49,165

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Revenues:
Net product sales	$24,448	$25,736	$51,739
Contract revenues	1,390	481	237
License revenues	64	188	170
Grant revenues	471	—	—
Total revenues	26,373	26,405	52,146
Costs and expenses:
Cost of product sales	5,473	5,885	7,446
Research and development	15,394	13,986	8,843
Selling, general and administrative	40,925	25,242	29,417
Restructuring charge	—	1,184	348
Legal settlement	—	—	2,000
Gain on sale of UK and European dental assets	—	—	(2,980)
Total costs and expenses	61,792	46,297	45,074
Operating (loss) income	(35,419)	(19,892)	7,072
Other income (expense):
Interest income	2,001	1,087	423
Interest expense	(16)	—	—
(Loss) income before income taxes	(33,434)	(18,805)	7,495
Income taxes	—	—	967
Net (loss) income	(33,434)	(18,805)	6,528
Preferred stock dividends	1,928	1,727	1,600
Preferred stock restructuring charge	—	3,680	—
Net (loss) income allocable to common stockholders	$(35,362)	$(24,212)	$4,928
Basic net (loss) income per share allocable to common stockholders	$(1.98)	$(1.67)	$0.35
Diluted net (loss) income per share allocable to common stockholders	$(1.98)	$(1.67)	$0.34
Weighted average shares used in computing per share amounts:
Basic	17,902,257	14,480,779	14,264,687
Diluted	17,902,257	14,480,779	14,500,637

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

Series D		Series D-1
cumulative		cumulative
convertible		convertible					Accumulated
preferred stock		preferred stock		Common stock		Additional	other		Total
Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity	Comprehensive income (loss)

Balance, January 1, 2004	200,000	$ 2	—	$ —	13,842,200	$ 138	$ 103,670	$ —	$ (69,854)	$ 33,956
Exercise of common stock options	—	—	—	—	543,677	6	2,346	—	—	2,352
Cash dividends declared on Series D cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Net income	—	—	—	—	—	—	—	—	6,528	6,528	$ 6,528
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	(21)	—	(21)	(21)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$ 6,507
Balance, December 31, 2004	200,000	$ 2	—	$ —	14,385,877	$ 144	$ 106,016	$ (21)	$ (64,926)	$ 41,215
Exercise of common stock options	—	—	—	—	118,920	1	579	—	—	580
Cash dividends declared on Series D and Series D-1 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(1,727)	(1,727)
Series D preferred stock restructuring and exchange (note 5)	(200,000)	(2)	200,000	2	—	—	3,680	—	(3,680)	—
Issuance of common stock, net of issuance costs	—	—	—		1,550,000	16	14,372	—	—	14,388
Net loss	—	—	—	—	—	—	—	—	(18,805)	(18,805)	$ (18,805)
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	17	—	17	17
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$ (18,788)
Balance, December 31, 2005	—	$ —	200,000	$ 2	16,054,797	$ 161	$ 124,647	$ (4)	$ (89,138)	$ 35,668
Exercise of common stock options	—	—	—	—	286,927	3	2,518	—	—	2,521
Cash dividends declared on Series D-1 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	(928)	(928)
Issuance of common stock, net of issuance costs	—	—	—	—	4,850,000	48	55,130	—	—	55,178
Share-based compensation	—	—	—	—	—	—	3,286	—	—	3,286
Net loss	—	—	—	—	—	—	—	—	(33,434)	(33,434)	$ (33,434)
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	11	—	11	11
Total comprehensive loss	—	—	—	—							$ (33,423)
Balance, December 31, 2006	—	$ —	200,000	$ 2	21,191,724	$ 212	$ 185,581	$ 7	$ (123,500)	$ 62,302

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(33,434)	$(18,805)	$6,528
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	3,286	—	—
Write-down of inventory	257	1,020	—
Write-off of fixed assets	—	96	—
Depreciation and amortization expense	643	883	875
Accounts receivable recovery (provisions)	83	(154)	(101)
Charge for in-process research and development	300	750	300
Gain on sale of UK and European dental assets	—	—	(2,980)
Change in assets and liabilities:
Accounts receivable	(4,726)	5,832	(1,199)
Inventories	(1,586)	1,042	(1,020)
Prepaid expenses and other assets	(850)	634	(380)
Accounts payable	3,655	1,094	588
Accrued expenses	1,459	364	217
Other non-current liabilities	(107)	(111)	(122)
Net cash (used in) provided by operating activities	(31,020)	(7,355)	2,706
Cash flows from investing activities:
Capital expenditures	(439)	(392)	(292)
Net proceeds from the sale of UK and European dental assets	—	—	2,980
Purchase of in-process research and development	(250)	(900)	(150)
Payment of Oracea milestone fees	(1,670)	—	—
Purchases of short-term investments	(39,155)	(35,420)	(26,777)
Sales and maturities of short-term investments	38,035	43,987	—
Net cash (used in) provided by investing activities	(3,479)	7,275	(24,239)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	54,109	15,458	—
Net proceeds from the exercise of stock options and warrants	2,521	579	2,352
Principal payments on capital leases	(29)	—	—
Payment of preferred dividends	(1,828)	(1,627)	(1,600)
Net cash provided by financing activities	54,773	14,410	752
Net increase (decrease) in cash and cash equivalents	20,274	14,330	(20,781)
Cash and cash equivalents at beginning of year	26,219	11,889	32,670
Cash and cash equivalents at end of year	$46,493	$26,219	$11,889

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except for per share amounts)

(1) Business

CollaGenex Pharmaceuticals, Inc. and subsidiaries ,or the Company, is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. As of December 31, 2006, the Company markets four prescription pharmaceutical products to the dermatology market through their professional dermatology sales force and generate revenues from four other prescription pharmaceutical products that the Company continues to sell to the dental market. In May 2006, the U.S. Food and Drug Administration, or the FDA, granted the Company marketing approval for Oracea™ for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea. In July 2006, the Company launched Oracea to the U.S. dermatology community.

The Company’s marketed dermatology products are: Oracea; Pandel®, a prescription corticosteroid the Company licensed from Altana, Inc. in May 2002; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, the Company executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.

Prior to the May 2005 introduction of a third party generic version of Periostat®, the Company’s dental sales force detailed four prescription pharmaceutical products to the dental market. On May 20, 2005, the Company discontinued all domestic sales force and promotion activities for these products. The Company currently still generates sales from these dental products, which all treat periodontal disease and include the Company’s own product Periostat, as well as Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, or the Atrix Products, which are licensed from Atrix Laboratories, Inc. (now known as Tolmar Inc., a subsidiary of Tecnofarma, S.A.). The Company had also sold a separately branded version of Periostat to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual, pursuant to a License and Supply Agreement executed in April 2004 as part of a settlement of the Company’s outstanding patent litigation with Mutual. As a result of the launch of a third party generic version of Periostat in May 2005, Mutual ceased purchasing product from the Company during June 2005.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily comprised of commercial paper and government notes. At December 31, 2006 and 2005, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity. The accumulated net unrealized gain on short-term investments was $7 at

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

December 31, 2006 and the accumulated net unrealized loss on short-term investments was $4 at December 31, 2005. Short-term investments consisted of the following at December 31, 2006 and 2005:

2006	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Certificates of Deposit	$7,196	$—	$(1)	$7,195
U.S. Agency Notes(1)	10,351	7	—	10,358
Commercial Paper	1,783	1	—	1,784
Total	$19,330	$8	$(1)	$19,337

2005	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Certificate of Deposit	$748	$—	$—	$748
U.S. Agency Notes(1)	17,462	—	(4)	17,458
	$18,210	$—	$(4)	$18,206

(1)          U.S. Agency notes are comprised of Fannie Mae, Freddie Mac, Farmer Mac, Federal Farm Credit and Federal Home Loan Bank. If held to maturity, these holdings allow the issuer to settle the securities at a price no less than the amortized cost.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Critical accounting estimates and assumptions related to inventory carrying values are evaluated periodically and consider the saleable quantities of inventory versus quantities of inventory on-hand.

The Company classifies direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as it receives an approval letter from the FDA for a new product. Following FDA approval of the product, the Company capitalizes any inventory costs relating to that product that were not previously expensed.

Intangible Assets, Net

Intangible assets, which consist of acquired product rights and Oracea milestone fees paid post-FDA approval are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the shorter of the estimated useful life of the products or the contract term for which such rights have been licensed. Amortization of acquired product rights and Oracea milestone fees are charged to cost of product sales.

The Company is required to test for asset impairment of acquired product rights and Oracea milestone fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. When such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, are less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

In making future cash flow analyses of our intangible assets, the Company makes assumptions relating to:  (i) the intended use of the product and the expected future cash flows resulting directly from such use; (ii) generic competitor activities and regulatory initiatives that affect our products; and (iii) customer preferences and expected gross to net discounts.

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

During each of the years ended December 31, 2006, 2005 and 2004, the Company’s total net revenues were comprised of the following:

	Year-ended December 31,
	2006	2005	2004
Oracea	45%	none	none
Other dermatology(1)	25%	31%	17%
Dental	28%	69%	83%
Grant revenue	2%	none	none

(1)          Includes the Company’s estimate for Periostat prescriptions written by dermatologists.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and preferred dividends payable approximate fair value because of the short term nature of these instruments.

Share-Based Compensation

As part of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, as of January 1, 2006, the Company has recognized the fair value of share-based compensation awards in the Company’s consolidated financial statements using the modified prospective method. The Company applies the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant and estimates key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company’s estimates of these key assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors. These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

Net Product Sales

The Company generally recognizes revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. However, following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, the Company began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. The launch of generic competition to Periostat resulted in increased product returns from the wholesale and retail channels.

The Company records sales discounts, allowances, rebates and returns upon recognizing product sales. The Company only accepts returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding product in the wholesale and retail channel that is subject to return. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company also considers the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors. Below details the activity in the reserves mentioned above during the years ended December 31, 2006 and 2005.

2006	Beginning Balance	Current provision related to sales made in the current period	Actual returns or credits in the current period	Ending Balance
Accounts receivable allowances:
Chargebacks	$78	$1,702	$(1,707)	$73
Cash discounts	26	621	(533)	114
Total	$104	$2,323	$(2,240)	$187
Accounts payable/Accrued expenses:
Patient rebates	$—	$866	$(788)	$78
Product returns (excluding Periostat)(1)	98	496	(210)	384
Government rebates	158	262	(340)	80
Wholesale distribution fees	79	639	(422)	296
Total	$335	$2,263	$(1,760)	$838

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

2005	Beginning Balance	Current provision related to sales made in the current period	Actual returns or credits in the current period	Ending Balance
Accounts receivable allowances:
Chargebacks	$153	$1,467	$(1,542)	$78
Cash discounts	104	485	(563)	26
Total	$257	$1,952	$(2,105)	$104
Accounts payable/Accrued expenses:
Product returns (excluding Periostat)(1)	$41	$141	$(84)	$98
Government rebates	226	946	(1,014)	158
Wholesale distribution fees	65	289	(275)	79
Total	$332	$1,376	$(1,373)	$335

(1)          The returns provision for Periostat at December 31, 2006 and 2005 amounts to $612 and $1,267, respectively, and is comprised of a reserve for all estimated outstanding wholesale and retail inventory subject to return, due to an inability to estimate returns. (see note above).

For new product launches, includingthe Oracea launch in July 2006, the Company’s policy is to recognize revenue on a net prescription value basis using dispensing data generated by an independent prescription tracking service until trade channel inventories are reduced to targeted stocking levels and the Company has sufficient data to determine product acceptance in the marketplace which will enable the Company to estimate product returns based on historical data of similar products. Net prescription value is calculated by deducting estimates for chargebacks, wholesale distribution fees, patient rebates, government rebates and any other launch discounts offered from the applicable gross sales value. When customer inventories have been reduced to targeted wholesale and retail levels and new product acceptance can be ascertained, the Company begins to recognize product sales upon shipment, net of discounts, rebates and allowances, including a returns reserve allowance. During the fourth quarter of 2006, based on sales levels and the prescription data related to the fourth quarter of 2006 and the number of units on hand in the pipeline relative to the overall demand for the product, the Company began recognizing Oracea revenues on a shipment basis, net of applicable discounts and allowances. Accordingly, Oracea revenues for the year ended December 31, 2006 reflect revenue recognition on a shipment basis, net of applicable discounts, rebates and allowances as the Company recognized, in the fourth quarter of 2006, approximately $2,800 in previously deferred Oracea revenues.

During the third quarter of 2006, the Company launched Oracea to the U.S. dermatology community. As part of such launch, the Company introduced a patient rebate program for Oracea prescriptions. Only patients presenting the computer-coded card to their pharmacists were entitled to receive the rebate. In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” the Company has accounted for these patient rebates as a reduction of net product sales on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

Contract and License Revenues

Related to license and contract revenues, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. The Company recognizes periodic payments over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

Pursuant to the Company’s Promotion and Cooperation Agreement, or the Promotion Agreement, with Primus contract revenues for Alcortin and Novacort are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus. The Company does not take title to the inventory sold by Primus under the Promotion Agreement.

Grant Revenues

During the fourth quarter of 2005, the Company received notice that a grant had been approved by the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide. The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH. The Company recognized $471 in grant revenues during year ended December 31, 2006.

Advertising Costs

The Company records advertising costs as expense when incurred. Such amounts are charged to selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for 2006, 2005 and 2004 were $692, $55 and $24, respectively.

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

Deferred Taxes

Income taxes are accounted for under the asset and liability method. In estimating the Company’s income tax provision, the Company recognizes the benefit of an uncertain tax position that the Company has taken or expects to take on income tax returns filed if such tax positions is probable of being sustained. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, the Company considers the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers its history of losses, scheduled reversal of deferred tax assets and liabilities, tax planning strategies and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. The Company incurred net losses for the years ended December 31, 2006 and 2005 and uncertainty regarding the Company’s future profitability has prevented the Company from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on the Consolidated Balance Sheet.

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

The Company currently contracts with a single source for the manufacturing of Oracea capsules and Periostat tablets and has an agreement with a single company to supply the active ingredient in Oracea and Periostat. A single company also provides all warehousing and distribution services to the Company.

During 2006, three distributors accounted for 44%, 31%, and 13% of net product sales, respectively. Two distributors accounted for 39% and 35%, of gross accounts receivable balances as of December 31, 2006. During 2005, three distributors and Mutual accounted for 37%, 24%, 12%, and 22% of net product sales, respectively. Three distributors accounted for 59%, 28%, and 8% of the gross accounts receivable balances as of December 31, 2005. During 2004, three distributors and Mutual accounted for 33%, 29%, 19% and 14% of net product sales, respectively.

During the years ended December 31, 2006, 2005 and 2004, Periostat and Mutual’s branded version of Periostat accounted for approximately 19%, 76%, and 88% of the Company’s total net revenues,

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

respectively. During the year ended December 31, 2006, Oracea accounted for approximately 45% of the Company’s total net revenues.

Net (Loss) Income Per Share

Basic (loss) income per share (EPS) is calculated by dividing net (loss) income allocable to common stockholders by the weighted average shares of common stock outstanding. Net (loss) income allocable to common stockholders includes dividends (including dividends in arrears—see Note 5) and other charges on the preferred stock. Diluted EPS reflects the potential dilution that could occur if outstanding options and warrants were exercised and/or convertible securities were converted into common stock.

As of December 31, 2006 and 2005, the Company had outstanding stock options and stock warrants that were not included in the calculation of diluted net loss per share allocable to common stockholders because doing so would have been anti-dilutive. Such stock options and warrants to purchase 2,774,372 shares and 3,345,267 shares of common stock have been excluded from the computation of diluted EPS for the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company had approximately 2,353,000, 2,353,000, and 2,020,000 of potential common stock shares from convertible preferred stock that were not included in the calculation of diluted net (loss) income per share allocable to common stockholders because doing so would have been anti-dilutive. For the year ended December 31, 2004, for diluted earnings per share there were common stock equivalents of 235,950 as a result of “in-the-money” stock options and warrants calculated using the treasury method. Excluded from the computation of diluted EPS were 2,213,550 shares of “out-of-the-money” stock options and warrants for the year ended December 31, 2004 as they were anti-dilutive.

Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Misstatements in Current Year Financial Statements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Companies are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. In the year of adoption (January 1, 2006 for the Company), the misstatements previously considered immaterial under the Company’s previous method of qualifying misstatements, that are material under SAB No. 108 may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year statement of operations. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

The Company will adopt FIN 48 on January 1, 2007. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was probable that the position would be sustained. Accordingly, the Company anticipates that certain accrued expenses for uncertain tax positions will be reversed upon adoption of FIN 48 due to the lower recognition threshold. Based on the analysis, it is estimated that accrued expenses will decrease in the amount of $945, and retained earnings will increase by the same amount as of January 1, 2007 as a result of the adoption in FIN 48.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, or SFAS No. 123(R)-3, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R. The adoption of SFAS No. 123(R)-3 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS 157 adoption on its consolidated financial statements.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Composition of Certain Financial Statement Captions

Inventories

Inventories at December 31, 2006 and 2005 consist of the following:

	2006	2005
Raw materials	$978	$77
Work-in-process	339	—
Finished goods	642	553
	$1,959	$630

During the year ended December 31, 2006, the Company recorded charges to cost of product sales of $257 for excess and short - dated inventories. During year ended December 31, 2005, the Company recorded charges to cost of product sales of $1,020 for excess inventory of Periostat and Mutual’s branded

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

version of Periostat. The charge resulted from decreased demand for Periostat and the termination of the Company’s License and Supply Agreement with Mutual both of which resulted from the introduction of a third party generic version of Periostat in May 2005.

Equipment and Leasehold Improvements

Equipment and leasehold improvements at December 31, 2006 and 2005 consist of the following:

	2006	2005	Useful Life
Computer and office equipment	$1,632	$1,309	3-5 years
Equipment under capital lease	279	—	3 years
Exhibit equipment	173	97	5 years
Leasehold improvements	197	87	Shorter of 10 years or lease term
	$2,281	$1,493
Less: accumulated depreciation and amortization	(1,273)	(954)
	$1,008	$539

Intangible Assets, Net

Intangible assets, net at December 31, 2006 and 2005 consist of the following:

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Oracea milestone fees	$1,670	$(56)	$1,614	$—	$—	$—
Atrix acquired product rights	1,876	(1,608)	268	1,876	(1,340)	536
Total intangible assets	$3,546	$(1,664)	$1,882	$1,876	$(1,340)	$536

In August 2001, the Company signed a license agreement with Atrix Laboratories, Inc. (now known as Tolmar Inc.), for the rights to market the Atrix Products in the United States. The Atrix acquired product rights are being amortized, through December 2007.

Oracea milestone fees represent the Oracea formulation milestones paid post-FDA approval of Oracea and are being amortized on a straight-line basis over a fifteen year period commencing in July 2006.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

Amortization expense, which is included in cost of product sales, was $324, $628 and $585 in 2006, 2005 and 2004, respectively. Expected amortization of intangible assets is as follows:

2007	$379
2008	111
2009	111
2010	111
2011 and thereafter	1,170
Total	$1,882

Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consist of the following:

	2006	2005
Payroll and related costs	$3,041	$2,097
Research and development costs	1,257	739
Product returns	996	1,267
Foreign taxes (notes 2 and 16)	945	945
Sales and marketing costs	864	239
Professional and consulting fees	132	232
State and franchise taxes	161	110
Deferred revenue	80	58
Government rebates	80	237
Other	18	4
Restructuring	—	96
Total	$7,574	$6,024

(4) Stockholders’ Equity—Common Stock

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

In connection with the consummation of such equity line arrangement with Kingsbridge Capital Limited, in 2002 and pursuant to the terms of a warrant agreement executed by the Company, the Company issued Kingsbridge a warrant to purchase 40,000 shares of its common stock at an exercise price of $9.38 per share. The conversion price of the Company’s Series D Cumulative Convertible Preferred Stock, or Series D Stock, was reduced to $9.89 as a result of the issuance of shares under the equity line

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

and the issuance of such warrant (see note 5). Such warrant is exercisable, and will expire on August 13, 2007. No warrants have been exercised and all 40,000 warrants are outstanding at December 31, 2006.

On May 29, 2002, the Company’s Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement (the “Rights Agreement”). American Stock Transfer & Trust Company is the rights agent under the Rights Agreement. Each Right, once exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Participating preferred stock at an exercise price of $65 per share. All Rights expire on September 26, 2007 unless earlier redeemed. At December 31, 2006, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company’s common stock and in certain other limited circumstances. Upon separation from the common stock, each Right will entitle the holder, other than the acquiring person that has triggered such separation, to effectively purchase certain shares of the Company’s common stock equal in market value to two times the then applicable exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold in one or more related transactions, the Rights will entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

On December 21, 2005, the Company entered into definitive agreements with institutional and other investors to sell 2,900,000 shares of the Company’s common stock for an aggregate purchase price of $29,000. On December 23, 2005, the Company closed on the first tier of the offering issuing 1,550,000 shares of common stock in exchange for net proceeds of $14,388 after deducting approximately $1,069 in placement agency fees and other offering expenses that were accrued by the Company at December 31, 2005. On January 6, 2006, the Company closed on the second tier of the offering issuing 1,350,000 shares of common stock in exchange for $12,663 of net proceeds.

On November 21, 2006, the Company sold 3,500,000 shares of its common stock to institutional and other investors for an aggregate gross purchase price of $45,500. The net proceeds of the offering were approximately $42,500 after deducting the placement agency and financial advisory fees and all offering expenses that were payable by the Company.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

On December 15, 2005, the Company executed a Restructuring and Exchange Agreement with each of the holders of the Series D Stock pursuant to which the Series D stockholders agreed to effect an exchange whereby the Company would exchange all 200,000 outstanding shares of Series D Stock for 200,000 shares of the Company’s Series D-1 Cumulative Convertible Preferred Stock, or Series D-1 Stock. The Company recorded a non-cash charge to net (loss) income allocable to common stockholders on the consolidated statement of operations of $3,680 related to this Exchange Agreement in the fourth quarter of 2005.

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

Beginning May 12, 2002, the holders of Series D Stock were paid dividends in cash at a rate of 8.0% per annum. Beginning May 12, 2005, the dividend rate, on the Series D Stock increases 100 basis points per year. Dividends on the Series D Stock and Series D-1 Stock totaling $928, $1,727, and $1,600 were declared in 2006, 2005 and 2004, respectively. In January 2007, the Company declared $1,000 in dividends on the Series D-1 Stock. Under US GAAP, dividends do not become a liability until declared. Accordingly, the $1,000 declaration of dividends in January 2007 is not recorded as a liability in the accompanying consolidated balance sheet as of December 31, 2006. However, for purposes of calculating basic and diluted EPS for the year ended December 31, 2006, on the consolidated statement of operations the $1,000 of cumulative preferred stock dividends in arrears are deductible from net loss in arriving at net loss allocable to common stockholders. There were no amounts of cumulative preferred stock dividends in arrears as of  December 31, 2005.

Pursuant to the terms of the Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a rate of 10.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum each May 19 until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

The dividend payable to the holders of the Series D-1 Stock shall be doubled upon an event of default, which is defined as, among other things, default on the payment of dividends, material breaches of that certain Stock Purchase Agreement, dated March 19, 1999, by and among the Company, OCM, and the purchasers set forth therein or that certain Stockholders and Registration Rights Agreement, dated March 19, 1999, as amended, by and among the Company, OCM and the purchasers set forth therein, the filing of a bankruptcy petition by or against the Company, acceleration of indebtedness in excess of $1,000, a change in control, or the failure of the Company’s common stock to actively trade on the American Stock Exchange, New York Stock Exchange or the Nasdaq Stock Market. The Company is entitled to pay the default dividends in shares of common stock in the event the Company cannot pay cash dividends because of a deficiency in cash or a prohibition under Delaware law, such that a cash payment would have a material adverse effect on the Company.

The Series D Stock was convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see below and note 7), at any time by the holder and under

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series D-1 Stock shall be entitled to receive out of the Company’s assets available for distribution to the Company’s stockholders, an amount equal to $100 per share of Series D-1 Stock plus all cumulative dividends, whether or not earned or declared, which at December 31, 2006 equaled $21,000.

Each outstanding share of Series D-1 Stock is redeemable, at the Company’s option as follows:  at $100 per share plus all accrued and unpaid dividends if less than 5% of the Series D-1 Stock originally issued are outstanding and at $100 per share plus accrued and unpaid dividends in the event of a change in control of the Company.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

(6) Acquisition

On December 14, 2005, the Company executed a Share Purchase Agreement (the “SansRosa Purchase Agreement”), with SansRosa Pharmaceutical Development, Inc., (“SansRosa”), and all of the existing shareholders of SansRosa (the “SansRosa Shareholders”), pursuant to which the Company acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750. In 2006, the Company acquired additional shares of the outstanding stock in exchange for a payment of $100, which was offset by the payment to a third party to acquire the related technology. The Company’s total ownership in SansRosa at December 31, 2006 is 61%. For accounting purposes, the 2005 SansRosa acquisition was treated as the acquisition of in-process research and development. The cost of the acquisition was charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, the Company has the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, the Company will pay the shareholders of SansRosa an additional $4,000 to $6,000. The agreement also provides for royalty payments to the SansRosa Shareholders if future product sales incorporate the SansRosa technology.

The Company’s policy is to consolidate the accounts and results of operations of its majority-owned subsidiaries, including SansRosa. SansRosa did not have significant operations during the period from December 14, 2005 through December 31, 2006. Accordingly, no minority interest liability has been accrued at December 31, 2006 or 2005. Since the minority shareholders have no obligation to fund the ongoing losses of SansRosa, no minority interest receivable has been recorded.

(7) Licensing/Co-Promotion Agreements

MediGene AG

On December 18, 2006, the Company executed a License and Supply Agreement with MediGene AG that became effective on January 1, 2007. Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. The Company was paid an up front non-refundable fee of $5,000 less applicable withholding taxes of approximately $1,000, for which the Company expects to be reimbursed during 2007, upon execution of the agreement and is entitled to an additional $7,500 in milestone payments upon the achievement of certain annual sales thresholds. In addition, the Company will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10,000 and 15% of annual net sales in excess of $10,000.

Primus

In June 2005, the Company entered into the Promotion Agreement with Primus under which the Company agreed to promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. The majority of marketing expenses, excluding

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

sales force compensation and sample product costs, related to the promotion of the Primus products are funded by Primus. The majority of product sample costs and all sales force compensation are funded by the Company. The Company is required to deliver a minimum amount of annual contract year sales presentations to dermatologists. The Company has also agreed to achieve certain levels of product prescriptions as measured on an annual contract year basis. On July 1, 2006, the Company and Primus amended the Promotion Agreement. As a result of the amendment, sample expense and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus. The Promotion Agreement has an initial term that extends through June 30, 2008 and then renews automatically for successive additional terms of one year unless earlier terminated pursuant to the terms of the agreement.

Restoraderm

On August 19, 2004, the Company executed an Asset Purchase and Product Development Agreement (the “Purchase Agreement”) relating to its Restoraderm® technology that superseded its Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, the Company purchased all right, title and interest in the intellectual property and related rights to the Restoraderm topical drug delivery system. The Company intends to develop Restoraderm for dermatological applications. In accordance with the terms of the Purchase Agreement, the purchase price of the assets will be up to $1,000 subject to the achievement of certain milestones. The Company is also required to pay product development milestone payments in the aggregate amount of up to approximately $2,000 and royalty and sublicense fees, if applicable, upon product commercialization. During the year ended December 31, 2006, the Company incurred approximately $100 related to product development milestones. During the year ended December 31, 2004, the Company incurred approximately $300 in research and development expenses related to the asset purchase. During the year ended December 31, 2004, the Company incurred approximately $133 related to the product development milestones, which was charged to research and development in the consolidated statements of operations. The purchase was charged to in-process research and development since the Restoraderm technology had not achieved technical feasibility when acquired.

Merck

Pursuant to a Co-Promotion Agreement the Company executed with Merck in September 1999, the Company received the exclusive right to co-promote Vioxx®, a prescription strength non-steroidal anti-inflammatory drug. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of such Co-Promotion Agreement which expired on December 31, 2003. The Company continued to earn nominal residual contract revenues through 2005 from this agreement. The Co-Promotion Agreement also provides for indemnification of the Company by Merck against any claims arising from manufacturing or design defects in the product or for which the Company, as the promoter of the product, may be strictly liable as if it had been a seller of an inherently dangerous product. During the years ended December 31, 2005 and 2004, the Company recorded $153 and $237, respectively, in residual contract revenues under this agreement. The Company did not receive any contract revenues from this agreement during the year ended December 31, 2006, and will not earn any further contract revenue under this agreement.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

Atrix

On August 24, 2001, the Company signed the Atrix License Agreement with Atrix, now known as Tolmar Inc., to market the Atrix Products to the United States dental markets. Pursuant to the terms of the Atrix License Agreement, among other things, Atrix will manufacture the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year. The Company paid a $1,000 licensing fee to Atrix in 2001 to market such products in the United States.  The $1,000 license fee payment has been capitalized and is being amortized to cost of product sales over the estimated useful life of the license on a straight-line basis (see below). On an annual basis the Company was required to make minimum marketing expenditures to promote the products equal to the lesser of $4,000 or 30% of the Company’s contribution margin, as defined in the agreement, for the promotion of a specific Atrix product that the Company markets plus the lesser of $2,000 or 30% of the Company’s contribution margin, as defined in the agreement, for the promotion of a separate Atrix product that the Company markets. These annual requirements were met by the Company in 2004. The Company terminated its domestic dental promotional activities in May 2005 and accordingly was no longer required to meet the minimum annual spending on a going forward basis.

On February 22, 2006, the Company amended its Atrix License Agreement and has agreed to continue to sell the Atrix Products through its distributor and pay an increased royalty on net sales and an increased transfer price to Tolmar Inc., but the Company is no longer required to make annual minimum expenditures for advertising and promotional activities. Pursuant to the amended agreement, either party may terminate the Agreement at any time, with or without cause, upon six (6) months prior written notice. The amendment amends the term of the License and Marketing Agreement through December 31, 2007. Accordingly, the Company has adjusted the estimated remaining useful life of Atrix product right asset through December 31, 2007.

Altana

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

Pursuant to the terms of its agreement, the Company paid Altana an aggregate sublicense fee of $1,700. At the time of payment, the sublicense fee was capitalized and amortized over its expected useful life (fully amortized as of December 31, 2005). In addition, the Company is required to pay a royalty fee equal to a percentage of the net sales of the product, if any. The agreement was amended in November 2006 as it relates to its’ termination clauses. The agreement may be terminated by the Company at any time, without cause, upon twelve months prior written notice; or upon certain events as defined in the amended agreement. In addition, Altana may terminate the agreement at any time, without cause, upon nine months prior written notice to the Company, provided that Altana shall not provide any such notice prior to February 1, 2007 or upon certain events as defined in the amended agreement. On

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

February 1, 2007, the Company received notice from Altana of its intent to terminate the agreement on November 1, 2007. Under the terms of the agreement, the Company will receive $1,700 which represents initial license fees paid to Altana. Such payment is due from Altana upon termination of the agreement.

(8) Line of Credit

In prior years, the Company had entered into a credit facility with Silicon Valley Bank. On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank. Pursuant to the terms of this agreement, the expiration date of the credit facility has been extended to October 9, 2008. Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank’s prime rate or 8.25% at December 31, 2006. Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum. During the years ended December 31, 2006, 2005 and 2004 the Company’s unused line of credit fee was $25, $20 and $9, respectively. In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. As of December 31, 2006 and 2005, the Company had no borrowings outstanding.

(9) Share-Based Compensation

At December 31, 2006, the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The option awards generally have a term of ten years and generally vest over a period ranging from two to five years.  Certain options are subject to accelerated vesting if there is a change in control (as defined in the plan and change of control agreements, if applicable).

Prior to January 1, 2006, the Company accounted for stock-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, no compensation cost was recognized for stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and a disclosure was made regarding the pro forma effect on net earnings (loss) and basic and diluted EPS assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No.123.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

The following table illustrates the effect on net (loss) income and basic and diluted net (loss) income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the years ended December 31, 2005 and 2004 (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

In thousands, except per share data	2005	2004
Net (loss) income allocable to common stockholders - as reported	$(24,212)	$4,928
Add: Stock-based compensation included in the determination of net loss as reported	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all grants (1)	(2,796)	(3,679)
Net (loss) income allocable to common stockholders—pro forma	$(27,008)	$1,249
Basic net (loss) income per share allocable to common stockholders:
As reported net (loss) income	$(1.67)	$0.35
Pro forma net (loss) income	$(1.87)	$0.09
Diluted net income (loss) per share allocable to common stockholders:
As reported net (loss) income	$(1.67)	$0.34
Pro forma net (loss) income	$(1.87)	$0.09

(1)         Amounts have not been taxed as a result of the Company’s net operating loss carry-forwards and full valuation allowance.

On December 16, 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R eliminates accounting for stock-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under APB Opinion No. 25, no compensation expense related to stock option grants was recorded in the consolidated statements of operations for the years ended December 31, 2005 and 2004. The results for prior periods have not been restated. Under the “modified prospective” method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted prior to the effective date.

The Company is using the straight-line method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the awards that vest in that period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.8% to all unvested options as of the date of adoption and for the year ending December 31, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

During the year ending December 31, 2006, the Company recorded $3,286 of stock-based compensation cost. This amount is composed of $423 related to research and development expenses and $2,863 related to selling, general and administrative expenses. No amount of stock-based compensation cost has been capitalized into inventory or other assets during the year ended December 31, 2006.

As a result of adopting SFAS No. 123R, the Company’s loss allocable to common stockholders for the year ended December 31, 2006, was $3,286 greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss per share allocable to common stockholders for the year ended December 31, 2006, would have been $1.79 per share if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share allocable to common stockholders of $1.98 per share.

Since inception, the Company has had four stock-based compensation plans. The Company issues new shares of common stock upon the exercise of stock options. The only active plan at December 31, 2006 is the 2005 Equity Incentive Plan, or the 2005 Plan.

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

The 2005 Plan provides for the issuance of incentive and nonqualified options, restricted stock awards, restricted stock units and other stock-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company’s common stock at a price per share, for the incentive options, not less than the fair value of a share of the Company’s common stock on the grant date. The number of shares of common stock that can be issued pursuant to the 2005 Plan is 1,000,000 shares plus the rollover of 476,555 remaining shares of common stock reserved for issuance under the 1996 Plan upon its expiration in March 2006. At December 31, 2006, stock options were only available for issuance under the 2005 Plan. Such options are exercisable for a period of ten years from the grant date and generally vest over a five-year period. At

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

December 31, 2006, there were 889,155 shares of common stock available to be granted under the 2005 Plan.

Certain options granted in 2003 are being amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting.

In May 2006, the Company accelerated the vesting of certain options held by a former member of the Company’s Board of Directors. Accordingly, a charge of $92 was recorded for the year ended December 31, 2006 to reflect the fair value of such options on the date of modification.

The following table summarizes activity under all stock option plans for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Weighted-average fair value of options granted per share	$7.70	$4.20	$6.79
Intrinsic value of options exercised	$1,198	$358	$1,887

At December 31, 2006, the value of the unvested portion of all outstanding stock-related awards was $6,822 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 3.0 years.

The amount of cash received during the years ended December 31, 2006, 2005 and 2004 from the exercise of options was $2,521, $579, and $2,352, respectively. No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The fair values of the options granted during the years ended December 31, 2006, 2005 and 2004 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders. The following are the weighted average assumptions used during the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Expected life in years	6.50	6.12	7.02
Risk-free interest rate	4.63%	4.05%	3.87%
Volatility	69%	73%	80%
Expected dividend yield	—%	—%	—%

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

The Company has granted stock options to officers, directors and employees as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2004	3,433,004	$9.72
Granted	744,007	9.12
Cancelled	(551,154)	10.95
Exercised	(354,634)	6.19
Outstanding at December 31, 2004	3,271,223	$9.76
Granted	482,755	6.20
Cancelled	(329,791)	10.40
Exercised	(118,920)	4.88
Outstanding at December 31, 2005	3,305,267	$9.35
Granted	510,500	11.40
Cancelled	(50,250)	9.64
Exercised	(286,927)	8.79
Outstanding at December 31, 2006	3,478,590	$9.69	5.95 years	$14,888
Unvested at December 31, 2006	1,373,428	$9.31	8.20 years	$6,400
Exercisable at December 31, 2006	2,105,162	$9.94	4.51 years	$8,484

The Company had the following stock options available for exercise:

	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares Exercisable	Aggregate Intrinsic Value ($000)(1)
December 31, 2006	4.51	$9.94	2,105,162	$8,484
December 31, 2005	4.50	$10.13	1,935,084	$3,754
December 31, 2004	4.23	$7.35	1,789,962	N/A(1)

(1)         The aggregate intrinsic value on this table was calculated based on the positive difference between the closing sales price of the Company’s common stock on the balance sheet date and the exercise prices of the underlying options. The intrinsic value of options exercisable at December 31, 2004 is not applicable as a result of the weighted average exercise price of such options exceeding the closing sale price of the Company’s common stock on December 31, 2004.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

(10) Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
Current	2006	2005	2004
Federal	$—	$—	$22
Foreign	—	—	945
State	—	—	—
	$—	$—	$967

Reconciliations of the income tax expense from the Federal statutory rates for 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
Effective Rate Reconciliation	2006		2005		2004
Pretax income at statutory rates	$(11,368)	(34.0)%	$(6,393)	(34.0)%	$2,548	34.0%
Adjustments relating from:
Foreign income taxed at different rates					9	0.1
State taxes, net of federal benefit	—	—	—		—
Stock-based compensation	583	1.7	—		—
Other permanent differences and adjustments	750	2.3	(63)	(0.3)	87	1.2
Increase (decrease) in valuation allowance	10,035	30.0	6,456	34.3	(1,677)	(22.4)
Expected tax expense	$—	$—%	$—	$—%	$967	12.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Accumulated depreciation and amortization	$657	$526
Net operating loss carryforwards	35,408	26,163
Tax credit carryforwards	1,052	1,043
Accrued expenses	1,714	836
Deferred revenue	260	488
Total gross deferred assets	39,091	29,056
Less valuation allowance	(39,091)	(29,056)
Net deferred taxes	$—	$—

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005.

The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 were increases of $10,035 and $6,456 respectively, related primarily to the increase in net operating losses in 2006 and 2005. At December 31, 2006, the Company had approximately $105,000 of Federal and $42,000 of state net operating loss carryforwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carryforwards will begin to expire in 2010. The state net operating losses have begun to expire and will continue to expire through 2026, if not utilized. Included in the Company’s net operating loss carryforward are deductions relating to the exercise of stock options in the amount of $9,100, which tax benefit will be credited to additional paid-in capital to the extent such tax assets are realized in the future. The Company also has research and development tax credit carryforwards of approximately $893 available to reduce Federal income taxes which begin expiring in 2007.

Section 382 and Section 383 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and development credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company’s previous equity transactions, a portion of the Federal net operating losses and tax credits of the Company are subject to an annual limitation of approximately $3,800. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. As of December 31, 2006, approximately $94,000 is immediately available to offset future taxable income. The annual net operating loss utilization may be further limited if additional changes in ownership occur. The Company is currently evaluating such further limitations that could result from the December 2005, January 2006 and November 2006 common stock sales of an aggregate of 6,400,000 shares of common stock. In addition to the section 382 and 383 limitations, the state net operating loss carryforwards are subject to a $2,000 annual limitation for 2006 and the greater of 12.5% of taxable income or $3,000 for tax years after 2006.

(11) Technology License

At the time of its formation in 1992, the Company entered into an agreement with the Research Foundation of the State University of New York at Stony Brook (“SUNY”) whereby the Company received an option to acquire a technology license. The Company’s option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed twenty years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is required to pay all patent fees and related legal costs under the license, as well as to support certain additional research efforts. In addition, the Company is liable to SUNY for annual royalty fees based on net Oracea and Periostat sales, if any, as defined in the agreement. Legal costs incurred by the Company in defending the patents underlying the technology license are deducted from royalties paid to SUNY (See note 15). A minimum annual royalty of $50 per year is required for the

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

duration of the technology license. The Company incurred royalty expense (recorded within cost of sales) for this technology of $498, $899, and $1,933 in 2006, 2005 and 2004, respectively.

(12) Sales Force Restructuring

On May 16, 2005, the Company announced the restructuring of its sales force following the FDA’s approval of a third party generic version of Periostat. As a result of the restructuring, the Company ceased all dental promotional activities. The Company incurred a $1,184 restructuring charge during the year ended December 31, 2005. Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of tangible assets and payments due under an operating lease associated with the Company’s dental sales and marketing activities that could no longer be utilized by the Company. As of December 31, 2006 all of these costs have been paid by the Company.

On April 22, 2004, the Company announced the restructuring of its pharmaceutical sales organization into dedicated dental and dermatology sales forces. The Company incurred a $348 restructuring charge during the year ended December 31, 2004. As of December 31, 2005, all of these costs have been paid by the Company.

(13) Other Commitments and Contingencies

During 2006, the Company entered into a capital lease covering certain computer equipment that expires in 2009. At December 31, 2006, the gross amount of computer equipment and related accumulated amortization recorded under capital leases were $279 and $39, respectively. Amortization of assets held under capital leases is included with depreciation expense. The Company also has several noncancelable operating leases, primarily for office space and automobiles, that expire over the next three years.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2006 are:

Year ending December 31:	Capital Leases	Operating Leases
2007	$105	$955
2008	105	903
2009	67	541
Total minimum lease payments	$277	$2,399
Less amount representing interest	27
Present value of capital lease payments	$250

Expenses under operating leases including restructuring charges, for the years ended December 31, 2006, 2005 and 2004 totaled $875, $546 and $520, respectively.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

Change in Control Agreements

The Company entered into change of control agreements, or the Existing Agreements, with each of the following officers, collectively referred to as the Officers: Colin W. Stewart (December 8, 2003), Nancy C. Broadbent (September 18, 2002), David F. Pfeiffer (September 18, 2002), Klaus Theobald (February 1, 2004), Andrew K. W. Powell (September 23, 2004) and Greg Ford (August 9, 2004).

Under the Existing Agreements, in the event the employment of an Officer was terminated as a result of an Involuntary Termination within 24 months of a Change of Control, each as defined in the Existing Agreements, the Officers were entitled to receive, among other things, (i) a lump sum payment of 1.5 times base salary and 1.5 times the average bonus paid for the three fiscal years prior to the Termination Date, as defined in the Existing Agreements, (ii) health coverage and benefits for a period of 24 months and (iii) certain outplacement/administrative support for a period of 18 months. In addition, under the Existing Agreements, if a Change of Control occurred while Ms. Broadbent or Messrs. Stewart, Pfeiffer, Theobald, Powell or Ford was employed by the Company, regardless of whether their employment relationship with the Company continues following such Change of Control, then all stock options granted to these individuals prior to the Change of Control would become fully vested and exercisable as of the date of the Change of Control to the extent such stock options were outstanding and unexercisable at the time of such termination.

On October 16, 2006, the Company entered into a new change of control agreement with Mr. Stewart, or the Stewart Agreement, and a new form of change of control agreement with each of the remaining Officers, such form referred to as the Management Agreement, together with the Stewart Agreement, the Agreements, which supersede the Existing Agreements.

The Agreements contain the above-described provisions of the Existing Agreements, except that, in the event the employment of an Officer is terminated as a result of an Involuntary Termination within 24 months of a Change of Control (i) the Stewart Agreement provides that the lump sum payment will be 2.5 times base salary and 2.5 times the average bonus paid for the three fiscal years prior to the Termination Date and (ii) the form of Management Agreement provides that the lump sum payment will be 2 times base salary and 2 times the average bonus paid for the three fiscal years prior to the Termination Date.

In addition, each of the Agreements provides for an additional payment if the Officer would be subject to an excise tax, interest or penalty based on a payment provided for in the applicable Agreement.

Other Commitments

On June 10, 2002, the Company executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or Supernus (successor in interest to Shire) pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for the Company by Supernus. The Company has committed to pay Supernus milestone payments in cash or, at its option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. For rosacea-indicated development, these future payments could total up to $1,000 in the aggregate and relate primarily to international approval and international commercialization of Oracea. Through December 31,

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

2006, the total milestone payments made to Supernus related to Oracea were $2,700 of which $1,700 has been capitalized. Under the Development and Licensing Agreement with Supernus, the Company must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology.

In December 2003, Brian Gallagher, Ph.D., the Company’s former chairman, chief executive officer and president, left the Company and until December 2005, Dr. Gallagher acted as a consultant to the Company. The Company incurred $304 and $324, respectively, in consulting fees to Dr. Gallagher in each of the years ended December 31, 2005 and 2004.

Other Matters

As described in note 7, the Company has committed to make potential future “milestone” payments to third parties as part of the Company’s in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its consolidated balance sheet for any such contingencies.

The Company is involved in various other claims and legal actions arising in the ordinary course of business at December 31, 2006. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(14) Legal Settlements and Proceedings

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

In addition to the above proceedings, the Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. At December 31, 2006, the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

(15) Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with SUNY covering Periostat and Oracea, the Company is entitled to deduct costs incurred to defend its patents, including the $2,700 in settlement payments to Mutual and West-Ward, from current and future royalties due to SUNY on net sales of products based on the SUNY technology. During the years ended December 31, 2006, 2005, and 2004, the Company incurred $23, $1,100, and $4,116 (which included the $2,000 Mutual settlement) in legal defense, litigation, and settlement costs, respectively. The Company deducted $498, $899, and $1,933, from royalties earned by SUNY during the years ended December 31, 2006, 2005 and 2004, respectively (see note 11). The cumulative legal patent defense, litigation and settlement costs incurred during the litigation period through December 31, 2006 exceed the amount of the royalties payable to SUNY by $3,666. These excess amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

(16) Sale of U.K. and European Dental Assets

On November 3, 2004, CollaGenex International Ltd (“CIL”), a wholly-owned U.K. subsidiary of the Company, sold its U.K. and European dental assets to Alliance for net proceeds of $2,980. This agreement provided for the sale by CIL to Alliance of certain trademark rights, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia. The agreement also granted Alliance an option to acquire a license to register and market Periostat-MR™, a once-daily, modified release form of Periostat, for adult periodontitis in the same territories. The Company has retained all rights to Periostat-MR for all other clinical indications. The Company also entered into a Supply Agreement with Alliance pursuant to which the Company will supply Periostat in bulk tablet form to Alliance at a negotiated transfer price.

The Company recorded net proceeds of $2,980 from the sale during the year ended December 31, 2004. The net proceeds represent the $3,300 payment from Alliance less professional fees incurred in connection with the transaction. As a result of the transaction, the Company also recognized $96 in previously deferred license revenues during the year ended December 31, 2004. In addition to these revenues, the Company also recognized $223, $74 and $74 in net product sales related to bulk shipments of Periostat to Alliance during each of the years ended December 31, 2006, 2005 and 2004, respectively.

As part of this sale in 2004, the Company recorded a liability of $945 within accrued expenses for anticipated U.K. income taxes due on this sale. As described in note 2, the Company adopted FIN 48 on January 1, 2007. As a result of the adoption, this liability was reversed on January 1, 2007 as the threshold for this tax uncertainty was above more-likely-than not. On January 19, 2007, the Company received a notice from the U.K. taxing authorities saying that no changes were needed to the Company’s tax return which means that no additional taxes were due related to this transaction.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

(17) 401(k) Salary Reduction Plan

In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the “401(k) Plan”) available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary, as defined, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant’s account. During the year ended December 31, 2004 the Company made a discretionary contribution of $100 to the 401(k) Plan. In 2005, the 401(k) plan was amended to allow an employer sponsored matching contribution of 20% on each dollar for the first 6% of the compensation deferred by the participant. The Company made matching contributions of $92 and $78 during the years ended December 31, 2006 and 2005.

(18) Related Party Transactions

A current member of the Company’s Board of Directors is also a 1.0% holder of the Company’s Series D-1 Stock which was exchanged for shares of Series D Stock in connection with the execution of the Restructuring and Exchange Agreement in December 2005 (See note 5).

(19) Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for 2006 and 2005:

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$3,722	$3,792	$5,633	$13,226
Gross margin on product sales	2,449	2,261	3,665	10,600
Net loss	(8,852)	(9,877)	(9,875)	(4,830)
Net loss allocable to common stockholders	(9,316)	(10,341)	(10,375)	(5,330)
Basic and diluted net loss per share allocable to common stockholders(1)	$(0.54)	$(0.59)	$(0.59)	$(0.28)

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$12,035	$6,917	$4,500	$2,953
Gross margin on product sales	9,371	5,171	3,446	1,863
Net loss	(2,058)	(5,415)	(4,924)	(6,408)
Preferred stock restructuring charge	—	—	—	(3,680)
Net loss allocable to common stockholders	(2,458)	(5,842)	(5,378)	(10,534)
Basic and diluted net loss per share allocable to common stockholders(1)	$(0.17)	$(0.41)	$(0.37)	$(0.72)

(1)          Quarterly figures do not sum to annualized figure due to the quarterly EPS computation being done independently.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except for per share amounts)

(20) Supplemental Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
Supplemental schedule of non-cash investing and financing activities:
Accrued liability for licenses	$—	$—	$150
Accrued liabilities for in-process research and development licenses	$50	$—	$—
Accrued liabilities for leasehold improvements	$70	$—	$—
Accrued liabilities for capital leases	$250	$—	$—
Preferred stock restructuring charge (See note 5)	$—	$3,680	$—
Accrued liability for common stock offering fees (See note 4)	$—	$1,069	$—
Cash dividends declared but not paid on preferred stock	$—	$900	$800
Cash paid for income taxes	$—	$—	$25
Cash paid for interest	$15	$—	$—

COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Description	Balance at the Beginning of Period	Additions		Deductions		Balance at the End of Period
Accounts Receivable Allowances:		Charged to Statement of Operations
2006	$104	$2,323	(1)	$2,240	(2)	$187
2005	$257	$1,952	(1)	$2,105	(2)	$104
2004	$359	$2,580	(1)	$2,681	(2)	$258

(1)          Amounts are recognized as a reduction from gross sales.

(2)          Amounts represent chargebacks and cash discounts processed.