Form 10-Q
period 2007-03-31
COLLAGENEX PHARMACEUTICALS INC
filed 2007-05-03
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☐      No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2007:

Class	Number of Shares
Common Stock $.01 par value	21,316,591

COLLAGENEX PHARMACEUTICALS, INC.

CollaGenex Pharmaceuticals, Inc.  trademarks:

Oracea®, Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra™, Periostat-MR™, SansRosa™, Unorthodoxy™, Unorthodoxycycline™, Aprecin™, Zedara™, Optistat®, Xerostat®, Periocycline®, Periostatus®, CollaGenex®, Dermastat®, Periostan®, Periostat-SR®, “C” Logo® and “The Whole Mouth Treatment” Logo®, Esteemax™, Rubazil™, Lytrazine™, Palytra™, Lytrazac™, Presteme™, Erubatin™, Rosoral™, Reveeril™, Cycavin™, Zyclinil™, and Impaken™.

Marks listed as registered herein may be registered in the United States or in other jurisdictions.  All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

i

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(dollars in thousands, except share data)
(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$31,032	$46,493
Short-term investments	28,058	19,337
Accounts receivable, net of allowances of $241 and $187 at March 31, 2007 and December 31, 2006, respectively	8,301	6,071
Licensing fee receivable from Medigene	1,055	—
Inventories	2,353	1,959
Prepaid expenses and other current assets	3,072	2,416
Total current assets	73,871	76,276
Equipment and leasehold improvements, net	1,460	1,008
Intangible assets, net	1,788	1,882
Other assets	41	41
Total assets	$77,160	$79,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,110	$9,066
Accrued expenses	5,341	7,574
Total current liabilities	12,451	16,640
Deferred licensing revenue	5,300	—
Other non-current liabilities	238	265
Total liabilities	17,989	16,905

Commitments and contingencies (Notes 6 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation value of $20,000 at March 31, 2007 and $21,000 at December 31, 2006);	2	2
150,000 shares of Series A Participating Preferred Stock designated and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized and 21,277,029 and 21,191,724 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	213	212
Additional paid-in capital	186,951	185,581
Accumulated other comprehensive income	3	7
Accumulated deficit	(127,998)	(123,500)
Total stockholders’ equity	59,171	62,302
Total liabilities and stockholders’ equity	$77,160	$79,207

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Net product sales	$13,954	$3,341
Contract revenues	210	252
License revenues	20	23
Grant revenues	90	105
Total revenues	14,274	3,721
Operating expenses:
Cost of product sales	2,236	895
Research and development	4,847	3,713
Selling, general and administrative	12,469	8,511
Total operating expenses	19,552	13,119
Operating loss	(5,278)	(9,398)
Other income (expense):
Interest income	844	546
Interest expense	(8)	—
Net loss	(4,442)	(8,852)
Preferred stock dividend	514	464
Net loss allocable to common stockholders	$(4,956)	$(9,316)

Net loss per basic and diluted share allocable to common stockholders	$(0.23)	$(0.54)

Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	21,246,853	17,348,984

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,442)	$(8,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	631	793
Depreciation and amortization expense	236	124
Accounts receivable provisions	54	11
Charge for in-process research and development	250	200
Changes in operating assets and liabilities:
Accounts receivable	(2,284)	(121)
Inventories	(394)	(129)
Prepaid expenses and other current assets	(656)	(360)
Accounts payable	(1,956)	(1,696)
Accrued expenses	(1,288)	(927)
Other non-current liabilities	(6)	(57)
Deferred licensing revenue	4,245	—
Net cash used in operating activities	(5,610)	(11,014)

Cash flows from investing activities:
Capital expenditures	(594)	(151)
Purchase of in-process research and development	(250)	(200)
Purchase of short-term investments	(18,050)	(12,240)
Sale or maturity of short-term investments	9,325	9,050
Net cash used in investing activities	(9,569)	(3,541)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	11,594
Net proceeds from the exercise of stock options	739	525
Payment of preferred dividends	(1,000)	(900)
Principal payments on capital leases	(21)	—
Net cash (used in) provided by financing activities	(282)	11,219
Net decrease in cash and cash equivalents	(15,461)	(3,336)
Cash and cash equivalents at beginning of period	46,493	26,219
Cash and cash equivalents at end of period	$31,032	$22,883
Supplemental disclosure of-cash flow information:
Cash paid for interest	$8	$—
Reversal of liability for UK income tax payable (see Note 1)	$945	$—
Unpaid license fee from MediGene	$1,055	$—

See accompanying notes to unaudited condensed consolidated finanical statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(dollars in thousands, except per share data)
(unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by CollaGenex Pharmaceuticals, Inc. and subsidiaries, or the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and the regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain adjustments, all of which are of a normal, recurring nature necessary to present fairly the Company’s consolidated financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006.  Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Net Product Sales

The Company generally recognizes revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection is probable and no significant obligations remained. However, following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of 2005, the Company began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. The Company does not independently verify the prescription dispensing data; however it does analyze shipments and estimates of channel inventory to determine if the prescription dispensing data is consistent with the Company’s records. For all other products sold, the Company records sales discounts, allowances, rebates and returns upon recognizing product sales.  The Company only accepts returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding products in the wholesale and retail channel that is subject to return. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company also considers the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

 The Company currently utilizes a patient rebate program for Oracea®  prescriptions. The Company accounts for these patient rebates as a reduction of net product sales.

Contract and License Revenues

Non-refundable up-front contract and license fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each of the license or contract agreements. The Company recognizes periodic payments over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved if reliable, verifiable and objectively determinable evidence of fair value is established. If such evidence of fair value cannot be established, the total revenue resulting from any such agreement will be recognized over the total performance period of such agreement.

Pursuant to the Company’s Promotion and Cooperation Agreement, or the Promotion Agreement, with Primus Pharmaceuticals, Inc., or Primus, contract revenues for Alcortin™, a prescription topical antifungal steroid combination and Novacort™, a prescription topical steroid and anesthetic, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus. The Company does not take title to the inventory sold by Primus under the Promotion Agreement.

Grant Revenues

During 2005, the Company received a grant from the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide.  The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH. The Company recognized $90 and $105 in grant revenues during the three months ended March 31, 2007 and 2006.

Research and Development

Research and product development costs are expensed as incurred.  Research and development expenses consist primarily of personnel costs and funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials (including post FDA-approval, clinical trials), statistical analysis and report writing and regulatory compliance costs, including governmental filing fees.

As described above, some of the Company’s research and development is conducted by third parties, including contract research and development service providers. At the end of each quarter, the Company compares the payments made to each service provider to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.

Inventory

The Company classifies costs relating to the manufacture of product inventory and samples in advance of a new product launch as research and development expense until the product is approved by the Food and Drug Administration, or FDA. Following FDA approval, the Company’s policy is to capitalize any inventory costs that were not previously recognized as a research and development expense.

Share-Based Compensation

The Company recognizes the fair value of share-based compensation awards in the Company’s consolidated financial statements using the modified prospective method. The Company applies the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant and estimates key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company’s estimates of these key assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.  These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value.  All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily composed of commercial paper and government notes. At March 31, 2007, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity. The accumulated net unrealized gain on short-term investments was $3 and $7 at March 31, 2007 and December 31, 2006.

Accounting Change

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained.  FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earnings increased in the amount of $945 and accrued expenses decreased by the same amount as of January 1, 2007 (see Note 10).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states.  The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  At March 31, 2007, the Company has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, Statement No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS 157 adoption on its consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities. SFAS No 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has not determined the impact, if any, SFAS No. 159 will have on its consolidated financial statements.

Note 2 — Concentration of Credit and Segment Information

The Company invests its excess cash in money market funds with major U.S. financial institutions, commercial paper, certificates of deposit and government notes, based on its investment guidelines designed to protect the safety and liquidity of these investments.

The Company currently contracts with a single source for the manufacturing of Oracea capsules and Periostat tablets and has an agreement with a single company to supply the active ingredient in Oracea and Periostat.  A single company also provides all warehousing and distribution services to the Company.

As indicated in the table below, three wholesalers accounted for 91% of net product sales for the three months ended March 31, 2007 and 93% for the three months ended March 31, 2006. The same three wholesalers accounted for 88% of gross trade accounts receivable balance at March 31, 2007 and 94% at December 31, 2006.

	% of Net Product Sales
	Three Months Ended
	March 31,	March 31,
Customer	2007	2006
Cardinal Health	41%	53%
McKesson	37%	26%
AmerisourceBergen	13%	14%
Total	91%	93%

	% of Gross Trade Accounts
	Receivable Balance at
	March 31,	December 31,
Customer	2007	2006
Cardinal Health	45%	58%
McKesson	36%	29%
AmerisourceBergen	7%	7%
Total	88%	94%

The Company operates as one business that is managed by a single management team reporting to the chief executive officer.  The Company does not prepare discrete financial information with respect to separate product or product candidate areas or by location and does not have separately reportable segments. During each of the three months ended March 31, 2007 and March 31, 2006, the Company’s total net revenues were comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
Oracea	77%	—%
Other dermatology	11%	35%
Dental	11%	62%
Grant revenue	1%	3%
Total	100%	100%

Note 3 — Share-Based Compensation

At March 31, 2007 the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option awards typically have a term of ten years and generally vest over a period ranging from two to five years.   Certain options are subject to accelerated vesting if there is a change in control (as defined in the plan and change of control agreements, if applicable).

During the three months ended March 31, 2007 the Company recorded $631 of stock-based compensation cost.  The amount is composed of $116 related to research and development expenses and $515 related to selling, general and administrative expenses. During the three months ended March 31, 2006 the Company recorded $793 of stock-based compensation cost.  Such amount is composed of $99 related to research and development expenses and $694 related to selling, general and administrative expenses. No amount of stock-based compensation cost has been capitalized into inventory or other assets during the three months ended March 31, 2007 and 2006.

Certain options granted in 2003 have been amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting. Such options were fully amortized at December 31, 2006.

The following table summarizes activity under all stock option plans.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2007	2006
Weighted-average fair value of options granted per share	$9.05	$7.78
Intrinsic value of options exercised	$559	$349

At March 31, 2007, the value of the unvested portion of all outstanding stock-related awards was $4,429 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately three years.

The amount of cash received during the three months ended March 31, 2007 and 2006 from the exercise of options was $739 and $525, respectively. No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The fair values of the options granted during the three months ended March 31, 2007 and 2006 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders.

The following are the weighted average assumptions used during the respective periods:

	Three Months Ended March 31,
	2007	2006
Expected life in years	6.50	6.50
Risk-free interest rate	4.62%	4.54%
Volatility	62.01%	69.70%
Expected dividend yield	—	—

Stock option activity during the three months ended March 31, 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value(1)
Outstanding at December 31, 2006	3,478,590	$9.72
Options granted	384,760	14.29
Options exercised	(85,305)	8.66
Options forfeited or cancelled	(10,025)	10.68
Outstanding at March 31, 2007	3,768,020	$10.18	6.26	$12,543
Unvested at March 31, 2007	1,491,161	$10.54	8.54	$4,429
Exercisable at March 31, 2007	2,276,859	$9.95	4.80	$8,106

(1)             The aggregate intrinsic value was calculated based on the positive difference between the closing sales price of the Company’s common stock ($13.51 per share) on March 30, 2007 and the exercise prices of the underlying options.

Note 4 — Inventories

Inventories at March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$946	$978
Work in processs	451	339
Finished goods	956	642
Total	$2,353	$1,959

Note 5 — Intangible Assets, Net

Intangible assets, net at March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Oracea milestone fees	$1,670	$1,670
Accumulated amortization	(84)	(56)
Oracea milestone fees, net	$1,586	$1,614
Atrix acquired product rights	$1,876	$1,876
Accumulated amortization	(1,674)	(1,608)
Atrix acquired product rights, net	$202	$268
Total intangible assets, net	$1,788	$1,882

In August 2001, the Company signed a license agreement with Atrix Laboratories, Inc. (now known as Tolmar Inc., a subsidiary of Technofarma, S.A.), for the rights to market Atridox®, Atrisorb FreeFlow® and Atrisorb-D® in the United States. The Atrix acquired product rights are being amortized through December 2007.

Oracea milestone fees represent the unamortized component of Oracea formulation milestones paid post-FDA approval of Oracea and are being amortized on a straight-line basis over a fifteen year period commencing in July 2006.

Amortization expense, which is included in cost of product sales, was $94 for the three months ended March 31, 2007 and $67 for the three months ended March 31, 2006.

Note 6 — Line of Credit

On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank. Pursuant to the terms of this agreement, the expiration date of the amended credit facility has been extended to October 9, 2008. Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank’s prime rate, or 8.25%, at March 31, 2007. Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. During the three months ended March 31, 2007 and 2006, the Company’s unused line of credit fee was $11 and $6 respectively. As of March 31, 2007 the Company had no borrowings outstanding.

Note 7 — Contract and License Revenues

The Company recorded contract and license revenues of $230 and $275 for the three months ended March 31, 2007 and 2006. In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company will promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products were funded by Primus and the majority of product sample costs and all sales force compensation were funded by the Company. Effective July 1, 2006, the Company and Primus amended the Promotion Agreement. As a result of the amendment, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus.

On December 18, 2006, the Company executed a License and Supply Agreement with MediGene AG, or MediGene, a corporation existing under the laws of Germany, that became effective on January 1, 2007. Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement upon twelve months notice to the Company. During the three months ended March 31, 2007, the Company classified the up front non-refundable fee of $5,000 as non-current deferred licensing revenue. Additionally, the Company may be entitled to an additional $7,500 in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, the Company will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10,000 and 15% of annual net sales in excess of $10,000 in the specified territories. At March 31, 2007, $1,055 of the up front fee was unpaid and recorded, in the accompanying Condensed Consolidated Balance Sheet as licensing fee receivable from MediGene. This amount was paid in April 2007.

In October 2002, the Company announced the execution of a license agreement with Medtronic, Inc., or Medtronic, involving the Company’s IMPACS™ compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to use the compounds and certain related patent technology to treat aortic aneurysms and other forms of vascular disease with medical devices. This program is still underway. In an amendment to the Medtronic License dated January 27, 2007, the Company, agreed to narrow the scope of Medtronic’s rights, to provide that the license shall become non-exclusive if certain milestones are not timely met, and to accelerate the timing of the first milestone payment of $250 upon execution of the amendment. During the three months ended March 31, 2007 the Company received the $250 milestone payment and has classified this in non-current deferred licensing revenue in the accompanying condensed consolidated balance sheet. Further milestone payments of $500 and $2,000 respectively, become due upon first human use and first commercial sale, of a product incorporating IMPACS technology. Medtronic must also pay royalties based on a percentage of net sales of such a product. Neither the Company nor Medtronic have developed a timetable for clinical development or commercial launch of any product.

Note 8 — Legal Proceedings

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. At March 31, 2007, the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

Note 9 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with The State University of New York at Stony Brook, or SUNY, covering Periostat and Oracea, the Company is entitled to deduct costs incurred to defend its patents from current and future royalties due to SUNY on net sales of Oracea, Periostat and sales to United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc. of its branded version of Periostat. The cumulative legal patent defense, litigation and settlement costs incurred during the litigation period through March 31, 2007 currently exceeds the amount of the royalties earned by SUNY, by $3,333. This excess amount, which has been previously expensed, will be available to offset future royalties earned by SUNY, if any, on sales of products based on the SUNY technology.

Note 10 — Accrued Expenses

Accrued expenses at March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Research and development costs	$1,512	$1,257
Product returns	1,114	996
Payroll and related costs	1,041	3,041
Sales and marketing costs	892	786
Patient rebates	230	78
Professional and consulting fees	154	132
State and franchise taxes	104	161
Government rebates and distribution fees	98	80
Foreign taxes(1)	—	945
Other	196	98
Total	$5,341	$7,574

(1)             In November 2004, the Company sold its U.K. and European dental assets to Alliance Pharma plc, a U.K specialty pharmaceuticals company. As part of this sale in 2004, the Company recorded a liability of $945 within accrued expenses for anticipated U.K. income taxes due on this sale. As described in Note 1, the Company adopted FIN 48 on January 1, 2007. As a result of the adoption, this liability was reversed on January 1, 2007, as the threshold for this tax uncertainty was above more-likely-than not. On January 19, 2007, the Company received a notice from the U.K. taxing authorities stating that no changes were needed to the Company’s previously filed tax return. Accordingly, no additional income taxes were due related to this transaction.

Note 11 — Common Stock Offering

In November 2006, the Company raised $42,500 in a public offering, net of placement agency fees and all related offering expenses. In December 2005 and January 2006, the Company raised $15,500 and $11,600 respectively, in a public offering, net of placement agency fees and all related offering expenses.

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

Overview

CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. We currently market four prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from four other prescription pharmaceutical products that we continue to sell to the dental market. In May 2006, the U.S. Food and Drug Administration, or the FDA, granted us marketing approval for Oracea® for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea. In July 2006, we launched Oracea to the U.S. dermatology community.

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in two separate Phase II dose-finding clinical trials for the treatment of acne and rosacea; COL-118, a topical compound for which we are developing for the treatment of erythema (skin redness) associated with dermatological conditions and for which we recently completed the clinical portion of a Phase I clinical trial and initiated a Phase II clinical trial; and Restoraderm®, a foam-based, topical dermal drug delivery system, which is currently under development.

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

We were founded in 1992 and completed an initial public offering of our common stock in 1996. Although we achieved net income for the years ended December 31, 2004, 2003 and 2002, we have incurred losses in every other year since inception and have an accumulated deficit of $128.0 million at March 31, 2007. We do not expect to generate a profit for the year ending December 31, 2007.

Significant Recent Developments

On February 1, 2007 we received written notice of termination from Altana, Inc., or Altana, which provides for the termination of the Sublicense Agreement relating to Pandel effective November 1, 2007. Under the terms of the agreement, we are entitled to receive a payment of $1.7 million from Altana, which represents initial license fees paid to Altana. Such payment is due from Altana upon termination of the agreement.

On March 29, 2007, we announced that we had began enrollment in a 40 mg cohort of our Phase II double-blinded, placebo-controlled, dose-finding clinical trial to determine the appropriate dose for Phase III testing of incyclinide in the treatment of acne. The study protocol provides that the cohort will enroll 100 patients with moderate-to-severe acne at thirteen investigational centers across the United States and that the double-blinded, placebo-controlled study will evaluate a daily 40 mg dose of incyclinide over a 12 week period with a 4-week follow up. On May 2, 2007, we learned that one patient had experienced apparent significant photo-toxicity, a known side effect of tetracyclines, while participating in the 40 mg cohort. We are currently investigating this adverse event and have suspended enrollment of all new patients in this study.

On April 23, 2007 we announced that the U.S. Patent and Trademark Office, or USPTO, posted on its website a final rejection of our patent application No. 10/757,656 covering a method of treating acne using chemically modified tetracyclines, including incyclinide. We will request continued examination of this application.

On May 1, 2007, our patent application No. 10/117,709 issued as U.S. Patent No. 7,211,267, or the 267 Patent. This patent covers the use of sub-antimicrobial doses of tetracyclines, including Oracea, for the treatment of acne and acne rosacea. The USPTO published a notice of allowance of the 267 Patent in November 2006.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

Revenues

Revenues			Change
(dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$11,108	$—	$11,108	N/A
Other Net Product Sales	2,846	3,341	(495)	(14.8)%
Total Net Product Sales	13,954	3,341	10,613	317.7%
Contract Revenues	210	252	(42)	(16.7)%
Grant Revenue	90	105	(15)	(14.3)%
License Revenues	20	23	(3)	(13.0)%
Total Revenues	$14,274	$3,721	$10,553	283.6%

Total net product sales, during the three months ended March 31, 2007 which included sales of Oracea,Pandel, Periostat and the Atrix Products, increased $10.6 million, or 317.7%, due primarily to sales from Oracea, which was launched in July 2006. Net revenues from dermatological products were 88.0% of total net revenues in the three months ended March 31, 2007 compared to 35.0% for the three months ended March 31, 2006. Total deductions from gross sales for estimated product returns, trade cash discounts, government and patient rebates and wholesale distribution fees for Oracea were approximately 12% of gross sales during the three months ended March 31, 2007.

Cost of Product Sales

Cost of product sales for the three months ended March 31, consist of the following:

Cost of Product Sales			Change
(dollars in thousands)	2007	2006	$	%
Product Royalties	$1,134	$390	$744	190.8%
Manufacturing Costs(1)	1,008	438	570	130.1%
Amortization of Licensing Fees	94	67	27	40.3%
Cost of Product Sales	$2,236	$895	$1,341	149.8%
Percent of Net Product Sales	16.0%	26.8%

(1)             Includes contract manufacturing costs (Periostat and Oracea), transfer price (Pandel and the Atrix Products), overhead costs and internal costs

Four product lines, Oracea, Pandel, Periostat and the Atrix Products are included in cost of product sales for the three months ended March 31, 2007 compared to three product lines, Pandel, Periostat and the Atrix Products for the three months ended March 31, 2006.

Cost of product sales increased $1.3 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to the addition of Oracea sales. Cost of product sales was 16.0 % of net sales for the three months ended March 31, 2007 and 26.8% for the three months ended March 31, 2006. The decrease as a percent of net product sales during the three months ended March 31, 2007 is due to the addition of Oracea sales, which have higher gross margins than our other products.

Research and Development

Research and development for the three months ended March 31, consist of the following:

Research and Development			Change
(dollars in thousands)	2007	2006	$	%
incyclinide	$1,520	$1,043	$477	45.7%
COL-118	1,157	227	930	409.7%
Oracea	688	1,288	(600)	(46.6%)
Internal and Other Costs(1)	1,482	1,155	327	28.3%
Total Research and Development	$4,847	$3,713	$1,134	30.5%

(1)             Includes personnel costs, SFAS 123(R) costs, regulatory compliance costs and other project development costs and other departmental costs.

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Research and development expenses increased $1.1 million or 30.5%, during the three months ended March 31, 2007, due primarily to costs associated with Phase I studies of COL-118 for the treatment of erythema, Phase II dose-finding studies of incyclinide for the treatment of rosacea and higher internal personnel and overhead costs.

We estimate that if incyclinide is developed to the point of commercialization for both acne and rosacea indications, the additional formulation and clinical development expenses and milestone fees expected to be incurred to product commercialization would be between $15.0 million and $20.0 million. We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercial launch. It is premature to estimate future development and clinical costs associated with COL-118. We anticipate that our personnel and direct internal expenses will increase during 2007 as we add additional clinical personnel.

Selling, General and Administrative

Selling, general and administrative for the three months ended March 31, consist of the following:

Selling, General and Administrative			Change
(dollars in thousands)	2007	2006	$	%
Marketing Expense	$5,503	$2,517	$2,986	118.6%
Selling Expense	4,121	3,245	$876	27.0%
Corporate & Administrative Expense	2,330	2,092	$238	11.4%
SFAS 123(R) Expense	515	657	$(142)	(21.6)%
Total Selling, General and Administrative	$12,469	$8,511	$3,958	46.5%

Marketing expenses include personnel salaries and benefits and market research, advertising and promotional expenses related to Oracea, the Primus products and Pandel.

Selling expenses include personnel salaries and benefits, direct selling expenses and sales training expenses.

Corporate and administrative expenses include personnel salaries and benefits professional, legal and consulting fees, insurance, general office expenses, business development expenses and accounting expenses.

Selling, general and administrative expenses increased approximately $4.0 million, or 46.5%, during the three months ended March 31, 2007, mainly due to higher promotion costs for Oracea, which was launched in July 2006. During the three months ended March 31, 2007 personnel costs related to selling, general and administrative increased by approximately $800,000 as compared to the three months ended March 31, 2006.

Interest Income

Other Income (Expense)			Change
(dollars in thousands)	2007	2006	$	%
Interest Income	$844	$546	$298	54.6%
Interest Expense	$(8)	$—	$(8)	N/A
Total Other Income (Expense)	$836	$546	$290	53.1%

Interest income increased $298,000, or 54.6%, primarily due to higher average investment balances and yields for the three months ended March 31, 2007 compared to the comparable period in 2006.

Interest expense of $8,000 for the three months ended March 31, 2007 is due to the capital lease for computer equipment entered into July 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $514,000 during the three months ended March 31, 2007 and $464,000 during the three months ended March 31, 2006.

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

•                  The success of our prosecution of our patent applications related to chemically modified tetracyclines, including incyclinide, for the treatment of acne and acne rosacea;

•                  Receipt and maintenance of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

•                  The success of our preclinical, clinical and development programs;

•                  Revenues and profits from sales of Oracea, Pandel, Periostat, and our other product candidates, as well as the products we co-promote;

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

On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. We received an upfront non-refundable fee of $5.0 million, less applicable withholding taxes of approximately $1.0 million, for which we were paid in April 2007. Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds.  In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories.

In November 2006, we raised $42.5 million in a public offering, net of placement agency fees and all related offering expenses.  In December 2005 and January 2006, we raised $15.5 million and $11.6 million, respectively, in a public offering, net of placement agency fees and all related offering expenses.

On October 9, 2006, we entered into a Sixth Loan Modification Agreement with SVB, or the Modification Agreement.  Pursuant to the terms of the Modification Agreement the expiration date of the credit facility has been extended to October 9, 2008.  Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.  The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate, or 8.25%, at March 31, 2007. Under the Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis.  During the three months ended March 31, 2007 and 2006, our unused line of credit fee was $11,000 and $6,000 respectively. As of March 31, 2007, we had no borrowings outstanding.

At March 31, 2007, we had cash, cash equivalents and short-term investments of approximately $59.1 million compared to the approximately $65.8 million balance at December 31, 2006.  This decrease is primarily a result of cash used in operations of approximately $5.6 million during the three months ended march 31, 2007.  In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds.  Our working capital at March 31, 2007 was $61.4 million compared to $59.6 million at December 31, 2006.  During the three months ended March 31, 2007, we invested $594,000 in capital expenditures and $250,000 for in-process research and development, paid $1.0 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of $739,000 from the exercise of common stock options. During the three months ended March 31, 2007 we also invested approximately $8.7 million in short-term investments (net of maturities).

We anticipate that our (i) current cash, cash equivalents and short-term investments at March 31, 2007, (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least 2008. In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements.  However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed, or in amounts sufficient to fund our operations.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

Cash, cash equivalents and short-term investments at March 31, 2007 were $59.1 million representing 77% of total assets compared to $65.8 million, representing 83% of total assets at December 31, 2006.

The change in cash and cash equivalents for the three months ended March 31, are as follows:

(dollars in millions)	2007	2006
Net cash used in operating activities	$(5.6)	$(11.0)
Net cash used in investing activities	(9.6)	(3.5)
Net cash (used in) provided by financing activities	(0.3)	11.2
Net decrease in cash and cash equivalents	$(15.5)	$(3.3)

Working capital at March 31, 2007 was $61.4 million compared to $59.6 million at December 31, 2006.  The increase in working capital is due primarily to the up-front milestone fee received from MediGene.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million, including a $4.4 million net loss, for the three months ended March 31, 2007 compared to net cash used of $11.0 million, including an $8.9 million net loss, for the three months ended March 31, 2006. Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9.6 million for the three months ended March 31, 2007, compared to $3.5 million for the three months ended March 31, 2006.  The change is due primarily to $5.8 million in additional purchases of short-term investments in the three months ended March 31, 2007.

Net Cash (Used in) Provided By Financing Activities

Net cash used in financing activities was approximately $282,000 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $11.2 million for the three months ended March 31, 2006. The change is due primarily to proceeds from issuance of stock that occurred in January 2006.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 Stock, operating leases for our office space, operating lease for commercial vehicles to be used by certain members of our sales force and a capital lease for computer equipment.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

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

Revenue Recognition

We generally recognize revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service.  While we do not independently verify the prescription dispensing data, we do analyze shipments and estimates of channel inventory to determine if the prescription dispensing data is consistent with our records. As of March 31, 2007, we have a liability of $545,000 for potential Periostat product returns in accrued expenses on the Consolidated Balance Sheet for estimated returns prior to the change to a prescription based revenue recognition model.

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

The following chart details the activity in the reserves discussed above during the three months ended March 31, 2007 and 2006:

Three Months Ended		Current Provision	Actual Returns or
March 31, 2006	December 31,	Related to Sales in	Credits in First	March 31,
(in thousands)	2005	First Quarter	Quarter	2006
Accounts receivable allowances:
Chargebacks	$78	$421	$(413)	$86
Cash discounts	26	80	(77)	29
Total	$104	$501	$(490)	$115

Accounts payable/Accrued expenses:
Patient rebates	$—	$—	$—	$—
Product returns (excluding Periostat)(1)	98	40	(35)	103
Government rebates	158	75	(42)	191
Wholesale distribution fees	80	27	(47)	60
Total	$336	$142	$(124)	$354

Three Months Ended		Current Provision	Actual Returns or
March 31, 2007	December 31,	Related to Sales in	Credits in First	March 31,
(in thousands)	2006	First Quarter	Quarter	2007
Accounts receivable allowances:
Chargebacks	$73	$351	$(346)	$78
Cash discounts	114	317	(268)	163
Total	$187	$668	$(614)	$241

Accounts payable/Accrued expenses:
Patient rebates	$78	$446	$(294)	$230
Product returns (excluding Periostat)(1)	384	262	(77)	569
Government rebates	80	65	(57)	88
Wholesale distribution fees	296	534	(345)	485
Total	$838	$1,307	$(773)	$1,372

(1)             The returns provision for Periostat was $545,000 at March 31, 2007 and $866,000 at March 31, 2006 and is comprised of a reserve for all estimated outstanding wholesale and retail inventory subject to return, due to an inability to estimate returns.

Contract and License Revenues

Non-refundable, up-front contract and license fees are deferred and amortized to revenue over the related performance period. We estimate the performance period based on the specific terms of each of the license or contract agreements. We recognize periodic payments over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved if reliable, verifiable and objectively determinable evidence of fair value is established.  If such evidence of fair value cannot be established the total revenue resulting from such agreements will be recognized over the total performance period of such agreement.

Pursuant to the Promotion and Cooperation Agreement with Primus contract revenues for Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  We do not take title to the inventory sold by Primus under the Promotion Agreement.

On December 18, 2006, we executed a License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, that became effective on January 1, 2007.  Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the three months ended March 31, 2007, we classified the up front non-refundable fee of $5.0 million as non-current deferred licensing revenue.  Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10.0 million and 15% of annual net sales in excess of $10.0 million in the specified territories.

Grant Revenues

During 2005, we received a grant from the National Institutes of Health, or NIH, to fund additional research by us and our collaborators on the potent anti-inflammatory effects of incyclinide.  We expense such research expenditures as they are incurred and recognize grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH.  We recognized $90,000 in grant revenues during the three months ended March 31, 2007.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the years ended December 31, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet. Accordingly, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2007 and December 31, 2006.

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

Research and Development

Research and product development costs are expensed as incurred.  Research and development expenses consist primarily of personnel costs and funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials (including post FDA-approval, clinical trials), statistical analysis and report writing and regulatory compliance costs, including governmental filing fees.

As described above, some of our research and development is conducted by third parties, including contract research and development service providers. At the end of each quarter, we compare the payments made to each service provider to the estimated progress toward completion of the research or development objectives.  Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of service provided, we may record net prepaid or accrued expense relating to these costs.

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.

Stock-Based Compensation

 We recognize the fair value of stock-based compensation awards in our consolidated financial statements using the modified prospective method. We apply the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant, and we estimate key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. Our estimates of these important assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors. These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Accounting Change

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, we adopted FIN 48. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earning increased in the amount of $945,000 and accrued expenses decreased by the same amount as of January 1, 2007 (see Note 10).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements”, or SFAS 157.  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS 157 is effective for us beginning January 1, 2008.  We are currently evaluating the impact of SFAS 157 adoption on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not determined the impact, if any, SFAS No. 159 will have on its financial statements.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at March 31, 2007 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at March 31, 2007. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

Item 4.            Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes two revised risk factors (“If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably” and “We may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

We are depending heavily on the commercial success of Oracea.  If we are unable to commercialize Oracea successfully our business will be materially harmed.

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

A number of our pending patent applications are related and include claims that are intended to cover Oracea and/or incyclinide.  However, our issued patent relating to Oracea, and if issued, our other patents relating to incyclinide, may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage.  Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented.  In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe or dispense similar (including generic), though non-approved, doxycycline products for indications covered by our patents.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that our pursuit of business in the dermatology market will be successful.

We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and in July 2006, we launched Oracea in the United States.  While we have begun to generate revenue from Oracea sales in connection with the product’s July 2006 trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand.  We continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. Even if we succeed in our efforts to identify and license additional products, it is not possible to guarantee that in licensed products will continue indefinitely to be available to us.  For instance, on February 1, 2007 we received written notice of termination of our agreement with Altana which provides for the termination of our rights in Pandel effective November 1, 2007.

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

We rely on Hovione International Limited, or Hovione, as our sole supplier of both doxycycline hyclate and doxycycline monohydrate, and have no back-up supplier at this time.  Doxycycline monohydrate is the active ingredient in Oracea.  Hovione has two FDA-approved, validated manufacturing facilities that we believe will provide us with some protection against supply interruption.  We are, however, seeking a back-up supplier, but there are relatively few alternative suppliers of doxycycline, and Hovione produces the majority of the doxycycline used in the United States. Our current supply agreement with Hovione does not cover the purchase of doxycycline monohydrate, which is the active ingredient in Oracea.  We are currently in discussions with Hovione to restructure our agreement so that it will cover doxycycline monohydrate.  During the course of these discussions we have been purchasing doxycycline monohydrate on a purchase order by purchase order basis. The term of the supply agreement expires on May 14, 2008 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination.  In addition, in the event of a default, uncured for 90 days, the non-defaulting party can terminate the supply agreement effective immediately at the end of such ninety-day period.  Although Hovione maintains two manufacturing locations, if we are unable to procure a commercial quantity of doxycycline from Hovione on an ongoing basis at a competitive price, if Hovione fails to comply with Good Manufacturing Requirements or if we cannot find a replacement supplier in a timely manner or with favorable pricing terms, our costs may increase significantly and we may experience delays in the supply and sale of Oracea.

We entered into an agreement effective December 31, 2005 with Cardinal Health PTS, (now known as The Blackstone Group) pursuant to which PTS has agreed to manufacture Oracea for us.  We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule.  We believe, however, that it could take up to one year to validate successfully a secondary manufacturer.  We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all.  In the event that we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

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

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements. Both before and after approval or clearance, we, our vendors and suppliers, our products and product candidates and our manufacturers are subject to extensive regulatory requirements.  Failure to comply with these requirements could subject us to administrative and judicial sanctions.

Both before and after approval or clearance of our products, we, our vendors and suppliers, products and product candidates and our manufacturers are subject to extensive regulatory requirements covering, among other things, manufacturing, advertising and promotion, labeling, adverse event reporting, post-approval commitments, registration, record-keeping, export, and distribution of samples.  Failure to comply with regulatory requirements may result in:

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

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts.  We will need additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities.  If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at March 31, 2007 will be sufficient to fund our operations through 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.  Our future funding requirements will depend on many factors, including:

•                  the cost of commercialization activities, including product marketing and sales;

•                  the successful commercialization of Oracea and its acceptance by managed care organizations and other third party payors;

•                  the success of our dermatology franchise;

•                  the success of our prosecution of our patent applications related to chemically modified tetracyclines, including incyclinide for the treatment of acne and acne rosacea;

•                  receipt and maintenance of marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

•                  the success of our preclinical, clinical and development programs;

•                  revenues and profits from sales of Oracea, Pandel, Periostat, and our other product candidates, as well as the products we co-promote;

•                  the terms and conditions of our Series D-1 Stock;

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

Our insurer has also notified us that our general product liability policy will not cover claims arising from our past sales of Vioxx® to the extent such claims are made after December 31, 2004.  This does not affect our rights under the Co-Promotion Agreement with Merck, which provides for indemnification of us by Merck against any claims arising from manufacturing or design defects in the Vioxx product or for which we, as the seller of the product, may be strictly liable as a seller of an inherently dangerous product.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning April 1, 2005 through March 31, 2007, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50
March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35
March 31, 2007	$15.58	$12.70

Item 6.            Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: May 3, 2007	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2007	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)