Form 10-Q
period 2007-06-30
COLLAGENEX PHARMACEUTICALS INC
filed 2007-08-09
CIK 1012270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2007:

Class	Number of Shares
Common Stock $.01 par value	21,437,631

COLLAGENEX PHARMACEUTICALS, INC.

CollaGenex Pharmaceuticals, Inc.  trademarks:

Oracea®, Periostat®, Metastat®, Dermostat®, Nephrostat®, Osteostat®, Arthrostat®, Rheumastat®, Corneostat®, Gingistat®, IMPACS™, PS20®, The Whole Mouth Treatment®, Restoraderm®, Dentaplex®, Lytra®, Periostat-MR™, SansRosa®, Unorthodoxy™, Unorthodoxycycline™, Aprecin®, Zedara™, Optistat®, Xerostat®, Periocycline®, Periostatus®, CollaGenex®, Dermastat®, Periostan®, Periostat-SR®, “C” Logo® and “The Whole Mouth Treatment” Logo®, Esteemax™, Rubazil™, Lytrazine™, Palytra™, Lytrazac™, Presteme™, Erubatin™, Rosoral™, Reveeril™, Cycavin™, Zyclinil™, and Impaken™.

Marks listed as registered herein may be registered in the United States or in other jurisdictions.  All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,361	$46,493
Short-term investments	36,657	19,337
Accounts receivable, net of allowances of $290 and $187 at June 30, 2007 and December 31, 2006, respectively	10,437	6,071
Inventories	2,183	1,959
Prepaid expenses and other current assets	3,321	2,416
Total current assets	73,959	76,276
Equipment and leasehold improvements, net	1,401	1,008
Intangible assets, net	1,687	1,882
Other assets	41	41
Total assets	$77,088	$79,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,656	$9,066
Accrued expenses	8,168	7,574
Total current liabilities	14,824	16,640
Deferred licensing revenue	5,300	—
Other non-current liabilities	187	265
Total liabilities	20,311	16,905
Commitments and contingencies (Notes 6 and 9)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation value of $21,028 at June 30, 2007 and $21,000 at December 31, 2006);	2	2
150,000 shares of Series A Participating Preferred Stock, designated and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized and 21,407,631and 21,191,724 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	214	212
Additional paid-in capital	188,848	185,581
Accumulated other comprehensive (loss) income	(3)	7
Accumulated deficit	(132,284)	(123,500)
Total stockholders’ equity	56,777	62,302
Total liabilities and stockholders’ equity	$77,088	$79,207

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2007 and 2006
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Net product sales	$16,021	$3,352
Contract revenues	256	369
License revenues	26	9
Grant revenues	61	62
Total revenues	16,364	3,792
Operating expenses:
Cost of product sales	2,256	1,091
Research and development	6,842	2,882
Selling, general and administrative	12,321	10,186
Total operating expenses	21,419	14,159
Operating loss	(5,055)	(10,367)
Other income (expense):
Interest income	778	490
Interest expense	(8)	—
Net loss	(4,285)	(9,877)
Preferred stock dividend	514	464
Net loss allocable to common stockholders	$(4,799)	$(10,341)
Net loss per basic and diluted share allocable to common stockholders	$(0.23)	$(0.59)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	21,327,736	17,490,374

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2007 and 2006
(amounts in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Net product sales	$29,975	$6,693
Contract revenues	467	621
License revenues	45	32
Grant revenues	151	167
Total revenues	30,638	7,513
Operating expenses:
Cost of product sales	4,492	1,986
Research and development	11,689	6,595
Selling, general and administrative	24,790	18,697
Total operating expenses	40,971	27,278
Operating loss	(10,333)	(19,765)
Other income (expense):
Interest income	1,621	1,036
Interest expense	(16)	—
Net loss	(8,728)	(18,729)
Preferred stock dividend	1,028	928
Net loss allocable to common stockholders	$(9,756)	$(19,657)
Net loss per basic and diluted share allocable to common stockholders	$(0.46)	$(1.13)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	21,287,518	17,417,524

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,728)	$(18,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,322	1,668
Write-down of inventory	—	90
Depreciation and amortization expense	488	255
Accounts receivable provisions	103	7
Charge for in-process research and development	2,182	200
Changes in operating assets and liabilities:
Accounts receivable	(4,469)	(635)
Inventories	(224)	(451)
Prepaid expenses and other current assets	(905)	(124)
Accounts payable	(2,410)	(881)
Accrued expenses	1,539	284
Other non-current liabilities	(35)	(64)
Deferred licensing revenue	5,300	—
Net cash used in operating activities	(5,837)	(18,380)
Cash flows from investing activities:
Capital expenditures	(686)	(180)
Purchase of in-process research and development	(2,182)	(200)
Purchase of short-term investments	(38,450)	(21,380)
Sale or maturity of short-term investments	21,120	18,184
Net cash used in investing activities	(20,198)	(3,576)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	11,594
Net proceeds from the exercise of stock options	1,570	972
Net proceeds from the exercise of common stock warrants	376	—
Payment of preferred dividends	(1,000)	(900)
Principal payments on capital leases	(43)	—
Net cash provided by financing activities	903	11,666
Net decrease in cash and cash equivalents	(25,132)	(10,290)
Cash and cash equivalents at beginning of period	46,493	26,219
Cash and cash equivalents at end of period	$21,361	$15,929
Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$—
Reversal of liability for UK income tax payable (see Notes 1 and 10)	$945	$—
Accrued liability for capitalized product development milestone fees	$—	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain adjustments, all of which are of a normal, recurring nature necessary to present fairly the Company’s consolidated financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006.  Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Net Product Sales

The Company generally recognizes revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection is probable and no significant obligations remained. However, following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of 2005, the Company began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service, as well as on-hand inventory estimates in the distribution channel. The Company does not independently verify the prescription dispensing data; however, it does analyze shipments to end-users and estimates of channel inventory to determine if the prescription dispensing data is consistent with the Company’s records. For all other products sold, the Company records sales discounts, allowances, rebates and returns upon the recognition of product sales.  The Company only accepts returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding products in the wholesale and retail channel that are subject to return. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company also considers the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

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

Grant Revenues

During 2005, the Company received a grant from the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide.  The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH. The Company recognized $61 and $151 in grant revenues for the three and six months ended June 30, 2007 and $62 and $167 in grant revenues for the three and six months ended June 30, 2006.

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

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.  The Company expensed $1,932 and $2,182 of in-process research and development for the three and six months ended June 30, 2007 and $200 for the three and six months ended June 30, 2006.

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

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards in the Company’s consolidated financial statements using the modified prospective method. The Company applies the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant and estimates key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company’s estimates of these key assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors.  These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value.  All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily composed of commercial paper and government notes. At June 30, 2007, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity. The accumulated net unrealized loss on short-term investments at June 30, 2007 was $3. The accumulated net unrealized gain on short-term investments was $7 at December 31, 2006.

Accounting Change

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained.  FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earnings increased in the amount of $945 and accrued expenses decreased by the same amount as of January 1, 2007 (see Note 10).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states.  The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  At June 30, 2007, the Company has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, Statement No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 adoption on its consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has not determined the impact, if any, SFAS No. 159 will have on its consolidated financial statements.

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

As indicated in the table below, three customers accounted for 91% of net product sales for the three months ended June 30, 2007 and 88% for the three months ended June 30, 2006. The same three customers accounted for 90% and 91% of net product sales during the six months ended June 30, 2007 and 2006.

	% of Net Product Sales Three Months Ended
Customer	June 30, 2007	June 30, 2006
Cardinal Health	44%	49%
McKesson	33%	24%
AmerisourceBergen	14%	15%
Total	91%	88%

	% of Net Product Sales Six Months Ended
Customer	June 30, 2007	June 30, 2006
Cardinal Health	43%	52%
McKesson	34%	25%
AmerisourceBergen	13%	14%
Total	90%	91%

As indicated in the table below three customers accounted for 90% of gross trade accounts receivable balance at June 30, 2007 and 94% at December 31, 2006.

	% of Gross Trade Accounts Receivable Balance at
Customer	June 30, 2007	December 31, 2006
Cardinal Health	48%	58%
McKesson	32%	29%
AmerisourceBergen	10%	7%
Total	90%	94%

The Company operates as one business that is managed by a single management team reporting to the chief executive officer.  The Company does not prepare discrete financial information with respect to separate product or product candidate areas or by location and does not have separately reportable segments. During each of the three and six months ended June 30, 2007 and June 30, 2006, the Company’s total net revenues were comprised of the following:

	Three Months Ended
	June 30
	2007	2006
Oracea	80%	N/A
Other dermatology	11%	45%
Dental	9%	53%
Grant revenue	—	2%
Total	100%	100%

	Six Months Ended June 30,
	2007	2006
Oracea	79%	N/A
Other dermatology	11%	41%
Dental	10%	57%
Grant revenue	—	2%
Total	100%	100%

Note 3 — Stock-Based Compensation

At June 30, 2007 the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option awards typically have a term of ten years and generally vest over a period ranging from two to five years.   Certain options are subject to accelerated vesting if there is a change in control (as defined in the plan and change of control agreements, if applicable).

Stock-based compensation for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006
Research and development	$128	$111
Selling, general and administrative	562	764
Total	$690	$875

	Six Months Ended June 30,
	2007	2006
Research and development	$244	$210
Selling, general and administrative	1,078	1,458
Total	$1,322	$1,668

No amount of stock-based compensation cost has been capitalized into inventory or other assets during the three and six months ended June 30, 2007 and 2006.

Certain options granted in 2003 have been amortized at an accelerated rate versus the contractual vesting period of such options as these options are performance-based and it was anticipated that the performance criteria would be met prior to straight-line vesting. Such options were fully amortized at December 31, 2006.

The following table summarizes activity under all stock option plans.

	Six Months Ended
	June 30,
(dollars in thousands, except per share data)	2007	2006
Weighted-average fair value of options granted per share	$8.59	$7.69
Intrinsic value of options exercised	$890	$446

At June 30, 2007, the value of the unvested portion of all outstanding stock-related awards was $8,614 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately three years.

The amount of cash received during the six months ended June 30, 2007 and 2006 from the exercise of options was $1,570 and $972, respectively. No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The Company received $376 in cash during the six months ended June 30, 2007 as a result of the exercise of 40,000 warrants on June 28, 2007.  As of June 30, 2007, the Company has no outstanding warrants.

The fair values of the options granted during the six  months ended June 30, 2007 and 2006 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders.

The following are the weighted average assumptions used during the respective periods:

	Three Months Ended
	June 30,
	2007	2006
Expected life in years	6.50	6.50
Risk-free interest rate	4.80%	4.92%
Volatility	58.53%	66.50%
Expected dividend yield	—	—

	Six Months Ended
	June 30,
	2007	2006
Expected life in years	6.50	6.50
Risk-free interest rate	4.66%	4.62%
Volatility	61.26%	69.00%
Expected dividend yield	—	—

Stock option activity during the six months ended June 30, 2007 was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value (1)
Outstanding at December 31, 2006	3,478,590	$9.72
Options granted	489,760	13.63
Options exercised	(175,907)	8.92
Options forfeited or cancelled	(45,913)	12.38
Outstanding at June 30, 2007	3,746,530	$10.21	6.24	$8,205
Unvested at June 30, 2007	1,507,003	$10.64	8.43	$2,652
Exercisable at June 30, 2007	2,239,527	$9.92	4.76	$5,554

(1)             The aggregate intrinsic value was calculated based on the positive difference between the closing sales price of the Company’s common stock ($12.40 per share) on June 29, 2007 and the exercise prices of the underlying options.

Note 4 — Inventories

Inventories at June 30, 2007 and December 31, 2006 consist of the following:

	June 30	December 31,
	2007	2006
Raw materials	$838	$978
Work in processs	382	339
Finished goods	963	642
Total	$2,183	$1,959

During the six months ended June 30, 2006 the Company recorded a charge of $90 to cost of product sales related to excess Periostat inventories. No charges for excess and obsolete or short—dated inventory were taken during the six months ended June 30, 2007.

Note 5— Intangible Assets, Net

Intangible assets, net at June 30, 2007 and December 31, 2006 consist of the following:

	June 30,	December 31,
	2007	2006
Oracea milestone fees	$1,670	$1,670
Accumulated amortization	(111)	(56)
Oracea milestone fees, net	$1,559	$1,614
Atrix acquired product rights	$1,876	$1,876
Accumulated amortization	(1,748)	(1,608)
Atrix acquired product rights, net	$128	$268
Total intangible assets, net	$1,687	$1,882

In August 2001, the Company signed a license agreement with Atrix Laboratories, Inc. (now known as Tolmar Inc., a subsidiary of Technofarma, S.A.), for the rights to market Atridox®, Atrisorb FreeFlow® and Atrisorb-D® in the United States.  On May 14, 2007, the Company received written notice of termination effective November 14, 2007 of the Company’s License Agreement with Tolmar Inc.  The amortization of acquired product rights has been adjusted to coincide with the termination date of the contract.

Oracea milestone fees represent the unamortized component of Oracea formulation milestones paid post-FDA approval of Oracea and are being amortized on a straight-line basis over a fifteen year period commencing in July 2006.

Amortization expense, which is included in cost of product sales, was $101 and $195 for the three and six months ended June 30, 2007 and $134 and $201 for the three and six months ended June 30, 2006.

Note 6 — Line of Credit

On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank. Pursuant to the terms of this agreement, the expiration date of the amended credit facility has been extended to October 9, 2008. Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank’s prime rate, or 8.25%, at June 30, 2007. Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. During the six months ended June 30, 2007 and 2006, the Company’s unused line of credit fee was $24 and $13, respectively. As of June 30, 2007 the Company had no borrowings outstanding.

Note 7— Contract and License Revenues

The Company recorded contract and license revenues of $282 and $512 for the three and six months ended June 30, 2007 and $378 and $653 for the three and six months ended June 30, 2006. In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company promotes Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products were funded by Primus and the majority of product sample costs and all sales force compensation were funded by the Company. Effective July 1, 2006, the Company and Primus amended the Promotion Agreement. As a result of the amendment, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus.

On December 18, 2006, the Company executed a License and Supply Agreement with MediGene AG, or MediGene, a corporation existing under the laws of Germany, that became effective on January 1, 2007. Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement upon twelve months notice to the Company. During the six months ended June 30, 2007, the Company classified the up front non-refundable fee of $5,000 as non-current deferred licensing revenue. Additionally, the Company may be entitled to an additional $7,500 in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, the Company will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10,000 and 15% of annual net sales in excess of $10,000 in the specified territories.

In October 2002, the Company announced the execution of a license agreement with Medtronic, Inc., or Medtronic, involving the Company’s IMPACS™ compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to use the compounds and certain related patent technology to treat aortic aneurysms and other forms of vascular disease with medical devices. This program is still underway. In an amendment to the Medtronic License dated January 27, 2007, the Company agreed to narrow the scope of Medtronic’s rights, to provide that the license shall become non-exclusive if certain milestones are not timely met, and to accelerate the timing of the first milestone payment of $250 upon execution of the amendment. During the six months ended June 30, 2007, the Company received the $250 milestone payment and has classified this in non-current deferred licensing revenue in the accompanying condensed consolidated balance sheet. Further milestone payments of $500 and $2,000 respectively, become due upon first human use and first commercial sale, of a product incorporating IMPACS technology. Medtronic must also pay royalties based on a percentage of net sales of such a product. Neither the Company nor Medtronic have developed a timetable for clinical development or commercial launch of any product.

Note 8 — Legal Proceedings

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. At June 30, 2007 the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

Note 9 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with The State University of New York at Stony Brook, or SUNY, covering Periostat and Oracea, the Company is entitled to deduct costs incurred to defend its patents from current and future royalties due to SUNY on net sales of Oracea and Periostat. The cumulative legal patent defense, litigation and settlement costs incurred during the litigation period through June 30, 2007 currently exceeds the amount of the royalties earned by SUNY, by $3,117. This excess amount, which has been previously expensed, will be available to offset future royalties earned by SUNY, if any, on sales of products based on the SUNY technology.  The Company recorded $216 and $549 in product royalty expense and credited legal expense for $216 and $549 related to previously expensed legal fees for the three and six months ended June 30, 2007. Accordingly, $216 and $549 were deducted from royalty payments earned by SUNY during the three and six months ended June 30, 2007.

Note 10 — Accrued Expenses

Accrued expenses at June 30, 2007 and December 31, 2006 consist of the following:

	June 30,	December 31,
	2007	2006
Research and development costs	$2,435	$1,257
Payroll and related costs	1,615	3,041
Sales and marketing costs	1,570	786
Product returns	1,258	996
Patient rebates	417	78
Government rebates and distribution fees	332	80
Professional and consulting fees	210	132
State and franchise taxes	130	161
Foreign taxes (1)	—	945
Other	201	98
Total	$8,168	$7,574

(1)             In November 2004, the Company sold its U.K. and European dental assets to Alliance Pharma plc, a U.K specialty pharmaceuticals company. As part of this sale in 2004, the Company recorded a liability of $945 within accrued expenses for anticipated U.K. income taxes due on this sale. As described in Note 1, the Company adopted FIN 48 on January 1, 2007. As a result of the adoption, this liability was reversed on January 1, 2007, as the threshold for this tax uncertainty was above more-likely-than not. On January 19, 2007, the Company received a notice from the U.K. taxing authorities stating that no amendments were needed to the Company’s previously filed tax return. Accordingly, no additional income taxes were due related to this transaction.

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

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: incyclinide (formerly known as COL-3), which is currently in two separate Phase II dose-finding clinical trials for the treatment of acne and rosacea; COL-118, a topical compound that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions which is currently in a Phase II clinical trial; becocalcidiol a recently licensed vitamin D analogue for the topical treatment of psoriasis; and Restoraderm®, a foam-based, topical dermal drug delivery system, which is currently in formulation  development.

Our marketed dermatology products are: Oracea; Pandel®, a prescription corticosteroid we licensed from Altana, Inc. in May 2002; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.  On February 1, 2007, we received written notice of termination of the Sublicense Agreement relating to Pandel. Effective November 1, 2007 we will no longer generate sales from the Pandel product.

Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, and are each licensed from Tolmar Inc., a subsidiary of Tecnofarma, S.A.  Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, IMPACS™, SansRosa® and Restoraderm or are licensed from third parties.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. Although we achieved net income for the years ended December 31, 2004, 2003 and 2002, we have incurred losses in every other year since inception and have an accumulated deficit of $132.3 million at June 30, 2007. We do not expect to generate a profit for the year ending December 31, 2007.

Our Technology

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

Our becocalcidiol product candidate uses technology covered by various patents and patent applications licensed from QuatRx Pharmaceuticals Company, or QuatRx, pursuant to a Sub-License Agreement, or the Sub-License Agreement.

Significant Recent Developments

On March 29, 2007, we announced that we had commenced enrollment of patients in a 40 mg cohort of our Phase II double-blinded, placebo-controlled, dose-finding clinical trial to determine the appropriate dose for Phase III testing of incyclinide in the treatment of acne. The study protocol provides that the cohort would enroll 100 patients with moderate-to-severe acne at thirteen investigational centers across the United States and that the double-blinded, placebo-controlled study would evaluate a daily 40 mg dose of incyclinide over a 12 week period with a 4-week follow up. On May 2, 2007, we learned that one patient had experienced apparent significant photo-toxicity, a known side effect of tetracyclines, while participating in the 40 mg cohort and we suspended enrollment of all new patients in this study.  On May 7, 2007, we learned of another patient who had experienced apparent photo-toxicity and we announced that we had discontinued treatment of all enrolled patients.  Following further investigation, we expect to meet with the FDA to discuss the ongoing development program for incyclinide.

On May 14, 2007, we received a written notice from Tolmar Inc., the successor-in-interest to each of Atrix Laboratories, Inc. and QLT USA, Inc., regarding termination of our License Agreement, or the License Agreement, with Tolmar effective as of November 14, 2007.  Under the License Agreement, we obtained the right to market, sell and distribute the Atrix Products to the United States dental community.  In May 2005, we discontinued all direct selling and promotional activities for the Atrix Products.  Pursuant to an amendment to the License Agreement dated February 22, 2006 by and between us and QLT USA, Inc., or the Amendment, in exchange for the elimination of annual minimum expenditures for advertising and promotional activities, we agreed to continue to sell the Atrix Products through our distributor and pay an increased royalty on net sales and an increased transfer price.  The Amendment also extended the term of the License Agreement through December 31, 2007 and provided that either party could terminate the License Agreement, with or without cause, upon six months prior written notice.

On May 15, 2007, we entered into the Sub-License Agreement with QuatRx to develop and commercialize becocalcidiol, a patented Vitamin D analogue developed by QuatRx that is currently in clinical development for the topical treatment of mild to moderate psoriasis.  The Sub-License Agreement provides us with an exclusive right, with the right to grant sublicenses, under various patents, patent applications and potential future patent applications to develop and sell products containing becocalcidiol, or the Products, for the topical treatment psoriasis and other skin diseases.  The license granted under the Sub-License Agreement is worldwide in coverage with the exception of Japan.  In exchange for the license, we paid QuatRx an upfront fee of $1.5 million and assumed all further costs of developing becocalcidiol for the topical treatment of skin diseases.  We also agreed to pay QuatRx additional fees upon the achievement of certain development and sales milestones, including $1.5 million when the first patient enrolls in a Phase III trial, $2.0 million when a new drug application, or NDA, for a product is accepted for review by the FDA and $3.0 million when an NDA is approved.

Additional fees will be paid upon achievement of certain commercial milestones.  In addition, we agreed to make royalty payments to QuatRx based on annual future product sales during country-specific royalty terms, each extending until the later of (i) the expiration or invalidity of the last QuatRx-owned or licensed patent in the country covering the topical use of becocalcidiol to treat skin diseases, or (ii) ten years from the first commercial sale in the country of Products sold by us under the license.

On May 22, 2007, we provided written notice of termination to Oncology Therapeutic Networks, or OTN, the successor-in-interest to National Specialty Services, Inc., or NSS, of the our Wholesale Service Agreement with NSS, executed in February 2002 and effective as of November 1, 2001, as amended, or the Wholesale Agreement.  The notice provides for termination of the Wholesale Agreement effective on or about November 14, 2007.  Under the Wholesale Agreement, OTN acts as a non-exclusive authorized distributor of the Atrix Products OTN provides certain additional services, including marketing, sales detail report production and contract administration.

On June 19, 2007, our patent application No. 11/061/866 issued as Patent No. 7,232,572, or the 572 Patent.  This patent covers the use of tetracyclines in a sub-antibiotic amount, including Oracea specifically for the treatment of papules and pustules associated with rosacea. The USPTO published a notice of allowance of the 572 Patent in February 2007.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Revenues

			Change
(dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$13,090	$—	$13,090	N/A
Other Net Product Sales	2,931	3,352	(421)	(12.6)%
Total Net Product Sales	16,021	3,352	12,669	378.0%
Contract Revenues	256	369	(113)	(30.6)%
License Revenues	26	9	17	188.9%
Grant Revenue	61	62	(1)	(1.6)%
Total Revenues	$16,364	$3,792	$12,572	331.5%

During the three months ended June 30, 2007, total net product sales which included net sales of Oracea, Pandel, Periostat and the Atrix Products, increased $12.7 million, or 378.0% due primarily to sales from Oracea, which was launched in July 2006. Net revenues from dermatological products were 91.0% of total net revenues in the three months ended June 30, 2007 compared to 45.0% for the three months ended June 30, 2006. Total deductions from gross sales for estimated product returns, trade cash discounts, managed care rebates, government and patient rebates and wholesale distribution fees for Oracea were approximately 15.5% of gross sales during the three months ended June 30, 2007.  Prescriptions for Oracea were approximately 97,400 during the three months ended June 30, 2007, representing a 24% increase in prescriptions compared to the three months ended March 31, 2007.

Effective November 1, 2007, our Sublicense Agreement with Altana Inc. will terminate and we will no longer generate other net product sales from the Pandel product.  Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

Cost of Product Sales

Cost of product sales for the three months ended June 30, consist of the following:

Cost of Product Sales			Change
(dollars in thousands)	2007	2006	$	%
Manufacturing Costs (1)	$854	$601	$253	42.1%
Product Royalties (2)	1,301	423	878	207.6%
Amortization of Licensing Fees	101	67	34	50.7%
Cost of Product Sales	$2,256	$1,091	$1,165	106.8%
Percent of Net Product Sales	14.1%	32.5%

(1)             Includes contract manufacturing costs (Periostat and Oracea), transfer price (Pandel and the Atrix Products), costs associated with excess inventories, if any, overhead costs and internal costs. Four product lines, Oracea, Pandel, Periostat and the Atrix Products are included in cost of product sales for the three months ended June 30, 2007 compared to three product lines, Pandel, Periostat and the Atrix Products for the three months ended June 30, 2006.

(2)             Under our license agreement with SUNY, covering Periostat and Oracea, we are entitled to deduct prior legal costs incurred to defend its patents from current and future royalties due SUNY on net sales of products based on SUNY technology.   During the three months ended June 30, 2007, we recorded $216 in product royalty expense and credited legal expense for $216 related to previously expensed legal fees. Accordingly, $216 was deducted from royalty payments earned by SUNY during the three months ended June 30, 2007.  (see Note 9)

Cost of product sales increased $1.2 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the addition of Oracea sales. Cost of product sales as a percent of net product sales  was 14.1% for the three months ended June 30, 2007 and 32.5% for the three months ended June 30, 2006. The decrease in the cost of product sales as a percent of net product sales during the three months ended June 30, 2007 is due to the addition of Oracea sales, which have higher gross margins than our other products.

Research and Development

Research and development for the three months ended June 30, consist of the following:

Research and Development			Change
(dollars in thousands)	2007	2006	$	%
incyclinide	$1,893	$1,467	$426	29.0%
COL-118	1,270	148	1,122	758.1%
Oracea	719	405	314	77.5%
becocalcidiol	1,500	—	1,500	N/A
Internal and Other Costs (1)	1,460	862	598	69.4%
Total Research and Development	$6,842	$2,882	$3,960	137.4%

(1)             Includes personnel costs, stock option expense, regulatory compliance costs and other project development costs and other departmental costs.

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Research and development expenses increased $4.0 million, or 137.4%, during the three months ended June 30, 2007, due primarily to costs associated with Phase II studies of COL-118 for the treatment of erythema, Phase II dose-finding studies of incyclinide for the treatment of rosacea, upfront sublicense agreement fees for becocalcidiol and higher internal personnel and overhead costs.

We estimate that if incyclinide is developed to the point of commercialization for both acne and rosacea indications, the additional formulation and clinical development expenses and milestone fees expected to be incurred to product commercialization would be between $15 million and $20 million.  We estimate that future development and clinical costs associated with COL-118 will be approximately $15 to $20 million.  It is premature to estimate future development and clinical costs for becocalcidiol. We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercialization.

Selling, General and Administrative

Selling, general and administrative for the three months ended June 30, consist of the following:

Selling, General and Administrative			Change
(dollars in thousands)	2007	2006	$	%
Marketing Expense	$5,427	$3,407	$2,020	59.3%
Selling Expense	3,997	3,964	33	0.8%
Corporate & Administrative Expense	2,335	2,051	284	13.8%
Stock Option Expense	562	764	(202)	(26.4)%
Total Selling, General and Administrative	$12,321	$10,186	$2,135	21.0%

Marketing expenses include personnel salaries and benefits, managed care expenses and market research, advertising and promotional expenses related to Oracea, the Primus products and Pandel.

Selling expenses include personnel salaries and benefits, direct selling expenses and sales training expenses.

Corporate and administrative expenses include personnel salaries and benefits professional, legal and consulting fees, insurance, general office expenses, business development expenses and accounting expenses.

Selling, general and administrative expenses increased approximately $2.1 million, or 21.0%, during the three months ended June 30, 2007, mainly due to higher promotion costs for Oracea, which was launched in July 2006. During the three months ended June 30, 2007 personnel costs related to selling, general and administrative functions increased by approximately $500,000 as compared to similar personnel costs during the three months ended June 30, 2006. During the three months ended June 30, 2007, stock option expense decreased approximately $202,000 due primarily to the $186,000 of performance-based awards amortized during the three months ended June 30, 2006.  Such options were fully amortized at December 31, 2006.

Interest Income (Expense)

Interest Income (Expense)			Change
(dollars in thousands)	2007	2006	$	%
Interest Income	$778	$490	$288	58.8%
Interest Expense	$(8)	$—	$(8)	N/A
Total Other Income (Expense)	$770	$490	$280	57.1%

Interest income increased $288,000, or 58.8%, primarily due to higher average investment balances and yields for the six months ended June 30, 2007 compared to the comparable period in 2006.

Interest expense of $8,000 for the three months ended June 30, 2007 is due to the capital lease for computer equipment entered into July 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $514,000 during the three months ended June 30, 2007 and $464,000 during the three months ended June 30, 2006.

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

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 11.0% per annum, which are declared and paid every six months.  The annual dividend rate increases by 1.0% per annum on May 19, 2008 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Revenues

Revenues			Change
(dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$24,197	$—	$24,197	N/A
Other Net Product Sales	5,778	6,693	(915)	(13.7)%
Total Net Product Sales	29,975	6,693	23,282	347.9%
Contract Revenues	467	621	(154)	(24.8)%
License Revenues	45	32	13	40.6%
Grant Revenue	151	167	(16)	(9.6)%
Total Revenues	$30,638	$7,513	$23,125	307.8%

During the six months ended June 30, 2007, total net product sales which included net sales of Oracea, Pandel, Periostat and the Atrix Products, increased $23.3 million, or 347.9%, due primarily to sales from Oracea, which was launched in July 2006. Net revenues from dermatological products were 90% of total net revenues in the six months ended June 30, 2007 compared to 41% for the six months ended June 30, 2006. Total deductions from gross sales for estimated product returns, trade cash discounts, managed care rebates, government and patient rebates and wholesale distribution fees for Oracea were approximately 13.9% of gross sales during the six months ended June 30, 2007.   Prescriptions for Oracea were approximately 175,900 during the six months ended June 30, 2007.

 Effective November 1, 2007, our Sublicense Agreement with Altana Inc. will terminate and we will no longer generate other net product sales from the Pandel product.  Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

Cost of Product Sales

Cost of product sales for the six months ended June 30, consist of the following:

Cost of Product Sales			Change
(dollars in thousands)	2007	2006	$	%
Manufacturing Costs (1)	$1,756	$1,039	717	69.0%
Product Royalties (2)	2,540	813	$1,727	212.4%
Amortization of Licensing Fees	196	134	62	46.3%
Cost of Product Sales	$4,492	$1,986	$2,506	126.2%
Percent of Net Product Sales	15.0%	29.7%

(1)          Includes contract manufacturing costs (Periostat and Oracea), transfer price (Pandel and the Atrix Products), costs associated with excess inventories, if any, overhead costs and internal costs. Four product lines, Oracea, Pandel, Periostat and the Atrix Products are included in cost of product sales for the six months ended June 30, 2007 compared to three product lines, Pandel, Periostat and the Atrix Products for the six months ended June 30, 2006.

(2)          Under our license agreement with SUNY, covering Periostat and Oracea, we are entitled to deduct prior legal costs incurred to defend its patents from current and future royalties due SUNY on net sales of products based on SUNY technology.   During the six months ended June 30, 2007, we recorded $549 in product royalty expense and credited legal expense for $549 related to previously expensed legal fees. Accordingly, $549 was deducted from royalty payments earned by SUNY during the six months ended June 30, 2007.  (see Note 9)

Cost of product sales increased $2.5 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the addition of Oracea sales. Cost of product sales as a percent of net product sales  was 15.0% for the six months ended June 30, 2007 and 29.7% for the six months ended June 30, 2006. The decrease in the cost of product sales as a percent of net product sales during the six months ended June 30, 2007 is due to the addition of Oracea sales, which have higher gross margins than our other products.

Research and Development

Research and development for the six months ended June 30, consist of the following:

Research and Development			Change
(dollars in thousands)	2007	2006	$	%
incyclinide	$3,769	$2,911	$858	29.5%
COL-118	2,427	375	2,052	547.2%
Oracea	1,407	1,692	(285)	(16.8)%
becocalcidiol	1,500	—	1,500	N/A
Internal and Other Costs (1)	2,586	1,617	969	59.9%
Total Research and Development	$11,689	$6,595	$5,094	77.2%

(1)             Includes personnel costs, stock option expense, regulatory compliance costs and other project development costs and other departmental costs.

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Research and development expenses increased $5.1 million, or 77.2%, during the six months ended June 30, 2007, due primarily to costs associated with Phase II studies of COL-118 for the treatment of erythema, Phase II dose-finding studies of incyclinide for the treatment of rosacea and acne, upfront sublicense agreement fees for becocalcidiol and higher internal personnel and overhead costs.

 We estimate that if incyclinide is developed to the point of commercialization for both acne and rosacea indications, the additional formulation and clinical development expenses and milestone fees expected to be incurred to product commercialization would be between $15 million and $20 million. We estimate that future development and clinical costs associated with COL-118 will be approximately $15 to $20 million.  It is premature to estimate future development and clinical costs for becocalcidiol. We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercialization.

Selling, General and Administrative

Selling, general and administrative for the six months ended June 30, consist of the following:

Selling, General and Administrative			Change
(dollars in thousands)	2007	2006	$	%
Marketing Expense	$10,930	$5,924	$5,006	84.5%
Selling Expense	8,118	7,209	$909	12.6%
Corporate & Administrative Expense	4,664	4,106	$558	13.6%
Stock Option Expense	1,078	1,458	$(380)	(26.1)%
Total Selling, General and Administrative	$24,790	$18,697	$6,093	32.6%

Marketing expenses include personnel salaries and benefits, managed care expenses and market research, advertising and promotional expenses related to Oracea, the Primus products and Pandel.

Selling expenses include personnel salaries and benefits, direct selling expenses and sales training expenses.

Corporate and administrative expenses include personnel salaries and benefits professional, legal and consulting fees, insurance, general office expenses, business development expenses and accounting expenses.

Selling, general and administrative expenses increased approximately $6.1 million, or 32.6%, during the six months ended June 30, 2007, mainly due to higher promotion costs for Oracea, which was launched in July 2006. During the six months ended June 30, 2007 personnel costs related to selling, general and administrative functions increased by approximately $1.3 million as compared to similar personnel costs during the six months ended June 30, 2006. During the six months ended June 30, 2007, stock option expense decreased approximately $380,000 due primarily to the $378,000 of performance-based awards amortized during the six months ended June 30, 2006.  Such options were fully amortized at December 31, 2006.

Interest Income (Expense)

Interest Income (Expense)			Change
(dollars in thousands)	2007	2006	$	%
Interest Income	$1,621	$1,036	$585	56.5%
Interest Expense	(16)	—	(16)	N/A
Total Other Income (Expense)	$1,605	$1,036	$569	54.9%

Interest income increased $585,000, or 56.5%, primarily due to higher average investment balances and yields for the six months ended June 30, 2007 compared to the comparable period in 2006.

Interest expense of $16,000 for the six months ended June 30, 2007 is due to the capital lease for computer equipment entered into July 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $1.0 million during the six months ended June 30, 2007 and $928,000 during the six months ended June 30, 2006.

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

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 11.0% per annum, which are declared and paid every six months.  The annual dividend rate increases by 1.0% per annum on May 19, 2008 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

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

•                  The success of our prosecution of our patent applications related to the SansRosa technology and the use of COL-118 for the treatment of erythema;

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

•                  The success of our application for European Union marketing authorization, for Oracea and in turn the success of MediGene AG, our foreign marketing partner for Oracea, in commercializing Oracea in the European Union;

•                  The costs involved in obtaining and maintaining regulatory approvals and clearances required to market and sell our products; and

•                  The receptivity of the capital markets to any future financings.

On May 15, 2007, we entered into the Sub-License Agreement with QuatRx to develop and commercialize becocalcidiol, a patented Vitamin D analogue developed by QuatRx that is currently in clinical development for the topical treatment of mild to moderate psoriasis.  The Sub-License Agreement provides us with an exclusive right, with the right to grant sublicenses, under various patents, patent applications and potential future patent applications to develop and sell products containing becocalcidiol, or the Products, for the topical treatment psoriasis and other skin diseases.  The license granted under the Sub-License Agreement is worldwide in coverage with the exception of Japan.  In exchange for the license, we paid QuatRx an upfront fee of $1.5 million and assumed all further costs of developing becocalcidiol for the topical treatment of skin diseases.  We have also agreed to pay QuatRx additional fees upon the achievement of certain development and sales milestones, including $1.5 million when the first patient enrolls in a Phase III trial, $2.0 million when an NDA for a product is accepted for review by the FDA and $3.0 million when an NDA is approved. Additional fees will be paid upon achievement of certain commercial milestones.   In addition, we agreed to make royalty payments to QuatRx based on annual future product sales during country-specific royalty terms, each extending until the later of (i) the expiration or invalidity of the last QuatRx-owned or licensed patent in the country covering the topical use of becocalcidiol to treat skin diseases, or (ii) ten years from the first commercial sale in the country of Products sold by us under the license.

On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the six months ended June 30, 2007, we received an upfront non-refundable fee of $5.0 million.  Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds.  In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories.

In November 2006, we raised $42.5 million in a public offering, net of placement agency fees and all related offering expenses.  In December 2005 and January 2006, we raised $15.5 million and $11.6 million, respectively, in a public offering, net of placement agency fees and all related offering expenses.

On October 9, 2006, we entered into a Sixth Loan Modification Agreement with SVB, or the Modification Agreement.  Pursuant to the terms of the Modification Agreement the expiration date of the credit facility has been extended to October 9, 2008.  Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.  The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate, or 8.25%, at June 30, 2007. Under the Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis.  During the six months ended June 30, 2007 and 2006, our unused line of credit fee was $24,000 and $13,000 respectively. As of June 30, 2007, we had no borrowings outstanding.

At June 30, 2007, we had cash, cash equivalents and short-term investments of approximately $58.0 million compared to the approximately $65.8 million balance at December 31, 2006.  This decrease is primarily a result of cash used in operations of approximately $5.8 million during the six months ended June 30, 2007.  In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds.  Our working capital at June 30, 2007 was $59.1 million compared to $59.6 million at December 31, 2006.  During the six months ended June 30, 2007, we invested $686,000 in capital expenditures and $2.2 million for in-process research and development, paid $1.0 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of $1.9 million from the exercise of common stock options and warrants. During the six months ended June 30, 2007 we also invested approximately $17.3 million in short-term investments (net of maturities).

We anticipate that our (i) current cash, cash equivalents and short-term investments at June 30, 2007, (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least 2008. In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements.  However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed, or in amounts sufficient to fund our operations.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

Cash, cash equivalents and short-term investments at June 30, 2007 were $58.0 million representing 75% of total assets compared to $65.8 million, representing 83% of total assets at December 31, 2006.

The change in cash and cash equivalents for the three months ended June 30, are as follows:

(dollars in millions)	2007	2006
Net cash used in operating activities	$(5.8)	$(18.4)
Net cash used in investing activities	(20.2)	(3.6)
Net cash provided by financing activities	0.9	11.7
Net decrease in cash and cash equivalents	$(25.1)	$(10.3)

Working capital at June 30, 2007 was $59.1 million compared to $59.6 million at December 31, 2006.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.8 million, including an $8.7 million net loss, and a $5.0 million payment from MediGene, during the six months ended June 30, 2007 compared to net cash used of $18.4 million, including an $18.7 million net loss for the six months ended June 30, 2006.  Cash flows from operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms. Our accounts receivable balance at June 30, 2007 increased compared to the balance at December 31, 2006 primarily as a result of increased Oracea sales.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.2 million for the six months ended June 30, 2007, compared to $3.6 million for the six months ended June 30, 2006.  The change is due primarily to $17.1 million in additional purchases of short-term investments, a $2.0 million increase in purchases of in-process research and development, a $506,000 increase in capital expenditures and a $3.0 million decrease in sale or maturity of short-term investments in the six months ended June 30, 2007.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $903,000 for the six months ended June 30, 2007, compared to net cash provided by financing activities of $11.7 million for the six months ended June 30, 2006. The change is due primarily to proceeds from issuance of common stock that occurred in January 2006.

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

Revenue Recognition

We generally recognize revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users, which are estimated using prescription dispensing data generated by an independent prescription tracking service.  While we do not independently verify the prescription dispensing data, we do analyze shipments and estimates of channel inventory to determine if the prescription dispensing data is consistent with our records. As of June 30, 2007, we have a liability of $489,000 for potential Periostat product returns in accrued expenses on the Consolidated Balance Sheet for estimated returns prior to the change to a prescription based revenue recognition model.

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

The following chart details the activity in the reserves discussed above during the six months ended June 30, 2007 and 2006:

Six Months Ended	Balance	Current Provision	Actual Returns or
June 30, 2006	December 31,	Related to Sales in	Credits Issued in	Balance
(dollars in thousands)	2005	First Six Months	First Six Months	June 30, 2006
Accounts receivable allowances:
Chargebacks	$78	$802	$(806)	$74
Cash discounts	26	159	(148)	37
Total	$104	$961	$(954)	$111

Accounts payable/Accrued expenses:
Patient rebates	$—	$—	$—	$—
Product returns (excluding Periostat) (1)	98	93	(105)	86
Government rebates	158	220	(250)	128
Wholesale distribution fees	80	109	(107)	82
Total	$336	$422	$(462)	$296

Six Months Ended	Balance	Current Provision	Actual Returns or
June 30, 2007	December 31,	Related to Sales in	Credits Issued in	Balance
(dollars in thousands)	2006	First Six Months	First Six Months	June 30, 2007
Accounts receivable allowances:
Chargebacks	$73	$662	$(657)	$78
Cash discounts	114	819	(721)	212
Total	$187	$1,481	$(1,378)	$290

Accounts payable/Accrued expenses:
Patient rebates	$78	$1,495	$(1,156)	$417
Product returns (excluding Periostat) (1)	384	563	(178)	769
Government rebates	80	113	(122)	71
Managed care rebates	—	272	(12)	260
Wholesale distribution fees	296	1,075	(753)	618
Total	$838	$3,518	$(2,221)	$2,135

(1)             The returns provision for Periostat was $489,000 at June 30, 2007 and $744,000 at June 30, 2006 and is comprised of a reserve for all estimated outstanding wholesale and retail inventory subject to return, due to an inability to estimate returns.

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

On December 18, 2006, we executed a License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, that became effective on January 1, 2007.  Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the six months ended June 30, 2007, we classified the up front non-refundable fee of $5.0 million as non-current deferred licensing revenue.  Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10.0 million and 15% of annual net sales in excess of $10.0 million in the specified territories.

Grant Revenues

During 2005, we received a grant from the National Institutes of Health, or NIH, to fund additional research by us and our collaborators on the potent anti-inflammatory effects of incyclinide.  We expense such research expenditures as they are incurred and recognize grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH.  We recognized $61 and $151 in grant revenues for the three and six months ended June 30, 2007 and $62 and $167 in grant revenues for the three and six months ended June 30, 2006.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the years ended December 31, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet. Accordingly, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2007 and December 31, 2006.

Intangible Assets

Acquired product rights and Oracea milestone fees are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term under which such rights have been licensed, using the straight-line method.  Amortization of acquired product rights and Oracea milestone fees are charged to cost of product sales.

We are required to test for asset impairment of acquired product rights and Oracea milestone fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. When such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, are less than the carrying value, asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.  We expensed $1,932 and $2,182 of in-process research and development for the three and six months ended June 30, 2007 and $200 for the three and six months ended June 30, 2006.

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

Accounting Change

In July 2006, the Financial Accounting Standards Board, or FASB,  issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, we adopted FIN 48. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earning increased in the amount of $945,000 and accrued expenses decreased by the same amount as of January 1, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements”, or SFAS 157.  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS 157 is effective for us beginning January 1, 2008.  We are currently evaluating the impact, if any, of SFAS 157 adoption on our consolidated financial statements.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at June 30, 2007 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at June 30, 2007. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

Item 4.                          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30,  2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes three revised risk factors (“If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize our product candidates successfully will be harmed and we may not be able to operate our business profitably”,  “We may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts” and “We cannot assure you that our clinical trials will be completed in a timely manner or will meet agreed upon end-points”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

A number of our pending patent applications are related and include claims that are intended to cover Oracea and/or incyclinide.  However, our issued patents relating to Oracea, and if issued, our other patents relating to incyclinide and COL-118, may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage.  Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented.  In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe or dispense similar (including generic), though non-approved, doxycycline products for indications covered by our patents.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

The FDA, and comparable authorities in other countries, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could influence how a product candidate is classified and delay, limit or prevent regulatory approval of a product candidate.  Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.  Regulatory approval in one jurisdiction is not necessarily an indication of approvability in another jurisdiction.

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

We entered into an agreement effective December 31, 2005 with Cardinal Health PTS, (now known as Catalent Pharma Solutions, LLC) pursuant to which PTS has agreed to manufacture Oracea for us.  We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule.  We believe, however, that it could take up to one year to validate successfully a secondary manufacturer.  We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all.  In the event that we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

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

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts.  We will need additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities.  If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at June 30, 2007 will be sufficient to fund our operations through 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.  Our future funding requirements will depend on many factors, including:

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

•                  the success of our prosecution of our patent applications related to the SansRosa technology and the use of COL-118 for the treatment of erythema associated with rosacea;

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

•                  the success of our application for European Union marketing authorization for Oracea and in turn the success of MediGene AG, our foreign marketing partner for Oracea, in commercializing Oracea in the European Union;

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

For instance, on May 2, 2007, we learned that one patient had experienced apparent significant photo-toxicity, a known side effect of tetracyclines, while participating in the 40 mg cohort of our Phase II dose ranging trial of incyclinide.  We suspended enrollment of all new patients in this study as a result.  On May 7, 2007, we learned of another patient who had experienced apparent photo-toxicity and we announced that we had discontinued treatment of all enrolled patients.  Following further investigation and analysis of data from both the acne and rosacea incyclinide studies, we expect to meet with the FDA to discuss the ongoing development program of incyclinide.   It is not possible to predict the outcome of those discussions.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning July 1, 2005 through June 30, 2007, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50

March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35

March 31, 2007	$15.58	$12.70
June 30, 2007	$14.48	$9.91

Item 4.                          Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 23, 2007.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 19,791,277 shares of common stock and 184,299 shares of Series D-1 Stock, which shares of Series D-1 Stock account for an additional 1,651,424 shares of common stock on an as converted to common stock basis, assuming for such purpose a conversion price of $11.16 per share.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be the common stock directors were as follows:

Common Stock Nominees	For	Withheld
Colin W. Stewart	18,030,785 shares	1,760,492 shares
Peter R. Barnett, D.M.D.	18,169,289 shares	1,621,988 shares
Robert C. Black	18,180,289 shares	1,610,988 shares
James E. Daverman	17,775,422 shares	2,015,855 shares
Robert J. Easton	18,027,810 shares	1,763,467 shares
George M. Lasezkay, Pharm.D., J.D.	18,180,389 shares	1,610,888 shares
W. James O’Shea	18,177,664 shares	1,613,613 shares

The results of the vote taken at the Annual Meeting with respect to the election of the nominee to be the Series D-1 Director, Robert A. Beardsley, Ph.D., were as follows: 184,299 shares of Series D-1 Stock were voted for the Series D-1 Stock nominee, with no shares voting against or abstaining.

A vote of the stockholders was also taken at the Annual Meeting with respect to the proposal to issue greater than 2,900,814 shares of common stock, if necessary, upon conversion of the outstanding shares of Series D-1 Stock as required by NASDAQ Marketplace Rule 4350.  For the purposes of such vote, the holders of shares of common stock voted together as a single class.  Of such shares, 9,207,512 shares voted in favor of such proposal, 2,758,500 shares were voted against such proposal and 54,893 shares abstained from voting.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.  For the purpose of such vote, the holders of shares of common stock and the holders of Series D-1 Stock (on an as converted to common stock basis) voted together as a single class.  Of such shares, 19,725,114 shares voted in favor of such proposal, 30,451 shares were voted against such proposal and 35,712 shares abstained from voting.

Item 6.                          Exhibits.

10.1†	Sub-License Agreement, dated May 15, 2007, by and between the Company and QuatRx Pharmaceuticals Company.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†                     Confidential Treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: August 9, 2007	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)