Form 10-Q
period 2007-09-30
COLLAGENEX PHARMACEUTICALS INC
filed 2007-11-07
CIK 1012270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2007:

Class	Number of Shares
Common Stock $.01 par value	21,473,546

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

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(dollars in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$31,344	$46,493
Short-term investments	25,552	19,337
Accounts receivable, net of allowances of $306 and $187 at September 30, 2007 and December 31, 2006, respectively	10,768	6,071
Inventories	2,006	1,959
Prepaid expenses and other current assets	2,949	2,416
Total current assets	72,619	76,276
Equipment and leasehold improvements, net	1,350	1,008
Intangible assets, net	1,582	1,882
Other assets	43	41
Total assets	$75,594	$79,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,590	$9,066
Accrued expenses	8,541	7,574
Total current liabilities	14,131	16,640
Deferred licensing revenue	5,300	—
Other non-current liabilities	182	265
Total liabilities	19,613	16,905
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation value of $20,000 at September 30, 2007 and $21,000 at December 31, 2006);	2	2

150,000 shares of Series A Participating Preferred Stock, designated and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—

Common stock, $0.01 par value; 75,000,000 shares authorized and 21,472,646 and 21,191,724 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	215	212
Additional paid-in capital	190,128	185,581
Accumulated other comprehensive income	2	7
Accumulated deficit	(134,366)	(123,500)
Total stockholders’ equity	55,981	62,302
Total liabilities and stockholders’ equity	$75,594	$79,207

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2007 and 2006

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Net product sales	$15,559	$4,991
Contract revenues	267	419
License revenues	47	12
Grant revenues	60	211
Total revenues	15,933	5,633

Operating expenses:
Cost of product sales	2,363	1,326
Research and development	4,475	3,991
Selling, general and administrative	10,913	10,594
Total operating expenses	17,751	15,911
Operating loss	(1,818)	(10,278)
Other income (expense):
Interest income	772	409
Interest expense	(8)	(6)
Net loss	(1,054)	(9,875)
Preferred stock dividend	550	500

Net loss allocable to common stockholders	$(1,604)	$(10,375)
Net loss per basic and diluted share allocable to common stockholders	$(0.07)	$(0.59)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	21,444,702	17,541,225

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2007 and 2006

(amounts in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Net product sales	$45,534	$11,686
Contract revenues	734	1,040
License revenues	92	44
Grant revenues	211	377
Total revenues	46,571	13,147
Operating expenses:
Cost of product sales	6,855	3,311
Research and development	16,164	10,587
Selling, general and administrative	35,703	29,291
Total operating expenses	58,722	43,189
Operating loss	(12,151)	(30,042)
Other income (expense):
Interest income	2,393	1,444
Interest expense	(24)	(6)
Net loss	(9,782)	(28,604)
Preferred stock dividend	1,578	1,428

Net loss allocable to common stockholders	$(11,360)	$(30,032)
Net loss per basic and diluted share allocable to common stockholders	$(0.53)	$(1.72)
Weighted average shares used in computing net loss per basic and diluted share allocable to common stockholders	21,340,488	17,460,749

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,782)	$(28,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,040	2,528
Write-down of inventories	37	250
Depreciation and amortization expense	752	453
Accounts receivable provisions	119	98
Charge for in-process research and development	2,182	300
Changes in operating assets and liabilities:	—	—
Accounts receivable	(4,816)	(6,382)
Inventories	(84)	(970)
Prepaid expenses and other current assets	(535)	(769)
Accounts payable	(3,476)	672
Accrued expenses	1,892	1,292
Other non-current liabilities	(51)	2,679
Deferred licensing revenue	5,300	—
Net cash used in operating activities	(6,422)	(28,453)
Cash flows from investing activities:
Capital expenditures	(740)	(386)
Purchase of in-process research and development	(2,182)	(200)
Payment of Oracea milestone fees	—	(1,000)
Purchase of short-term investments	(48,640)	(27,155)
Sale or maturity of short-term investments	42,420	29,074
Net cash (used in) provided by investing activities	(9,142)	333
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	11,594
Net proceeds from the exercise of stock options	2,133	1,734
Net proceeds from the exercise of common stock warrants	376	—
Payment of preferred dividends	(2,028)	(1,827)
Principal payments on capital leases	(66)	—
Net cash provided by financing activities	415	11,501
Net decrease in cash and cash equivalents	(15,149)	(16,619)
Cash and cash equivalents at beginning of period	46,493	26,219
Cash and cash equivalents at end of period	$31,344	$9,600
Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$6
Accrued liability for capital leases	$230	$263
Accrued liability for capitalized product development milestone fees	$—	$670
Accrued liability for in-process research and development	$—	$100
Reversal of liability for UK income tax payable (see Note 1)	$945	$—

See accompanying notes to unaudited condensed consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain adjustments, all of which are of a normal, recurring nature necessary to present fairly the Company’s consolidated financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results anticipated for the full fiscal year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Product Sales

The Company generally recognizes revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, sales discounts and applicable wholesale distribution fees and rebates provided that collection is probable and no significant obligations remained. However, following the launch of a third party generic competitor to Periostat® in May 2005 and commencing with the second quarter of 2005, the Company began recognizing Periostat sales revenue based on product sales to end-users. For all other products sold, the Company records sales discounts, allowances, rebates and returns upon the recognition of product sales. The Company only accepts returns of damaged or expired products. The return allowance, when estimatable, is based on an analysis of the historical returns of the product and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding products in the wholesale and retail channel that are subject to return. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company also considers the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

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

Grant Revenues

During 2005, the Company received a grant from the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the anti-inflammatory effects of incyclinide. The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH. The Company recognized $60 and $211 in grant revenues for the three and nine months ended September 30, 2007 and $211 and $377 in grant revenues for the three and nine months ended September 30, 2006.

Research and Development

Research and product development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs and funds paid to third parties for the provision of services and materials for drug development, manufacturing and formulation enhancements, clinical trials (including clinical trials conducted after FDA approval of a product), statistical analysis and report writing and regulatory compliance costs, including governmental filing fees.

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

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred. The Company expensed $2,182 of in-process research and development for the nine months ended September 30, 2007 and $300 for the nine months ended September 30, 2006.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. The Company’s short-term investments are primarily composed of commercial paper, certificates of deposit and government notes. At September 30, 2007, all of the Company’s short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders’ equity.

The accumulated net unrealized gain on short-term investments at September 30, 2007 was $2. The accumulated net unrealized gain on short-term investments was $7 at December 31, 2006.

	Amortized	Gross	Gross
September 30, 2007	Cost	unrealized gain	unrealized loss	Fair value
Certificates of Deposit	$7,001	$—	$(3)	$6,998
U.S. Agency Notes(1)	7,435	3	—	7,438
Commercial Paper	11,114	2	—	11,116
Total	$25,550	$5	$(3)	$25,552

	Amortized	Gross	Gross
December 31, 2006	Cost	unrealized gain	unrealized loss	Fair value
Certificates of Deposit	$7,196	$—	$(1)	$7,195
U.S. Agency Notes(1)	10,351	7	—	10,358
Commercial Paper	1,783	1	$—	1,784
Total	$19,330	$8	$(1)	$19,337

(1) U.S. Agency notes are comprised of Fannie Mae, Freddie Mac, Farmer Mac, Federal Farm Credit and Federal Home Loan bank. If held to maturity, these holdings allow the issuer to settle the securities at a price no less than the amortized cost.

Accounting Change

On January 1, 2007, the Company adopted the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earnings increased in the amount of $945 and accrued expenses decreased by the same amount as of January 1, 2007 (see Note 10).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At September 30, 2007, the Company has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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

In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities or SFAS No. 159. SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007.  The Company does not expect the adoption of EITF 07-3 to have a significant impact on the consolidated financial statements.

Note 2 — Concentration of Credit and Segment Information

The Company invests its excess cash in money market funds with major U.S. financial institutions, commercial paper, certificates of deposit and government notes, based on its investment guidelines designed to protect the safety and liquidity of these investments.

The Company currently contracts with a single source for the manufacturing of Oracea capsules and Periostat tablets and has an agreement with a single company to supply the active ingredient in Oracea and Periostat. A single company also provides all warehousing and logistics services to the Company.

As indicated in the table below, three customers accounted for 92% and 87%, respectively of net product sales for the three months ended September 30, 2007 and 2006. The same three customers accounted for 91% and 88% of net product sales during the nine months ended September 30, 2007 and 2006.

	% of Net Product Sales
	Three Months Ended
	September 30,
Customer	2007	2006
Cardinal Health	40%	42%
McKesson	39%	33%
AmerisourceBergen	13%	12%
Total	92%	87%

	% of Net Product Sales
	Nine Months Ended
	September 30,
Customer	2007	2006
Cardinal Health	42%	46%
McKesson	36%	29%
AmerisourceBergen	13%	13%
Total	91%	88%

As indicated in the table below three customers accounted for 94% of gross trade accounts receivable balance at September 30, 2007 and at December 31, 2006.

	% of Gross Trade Accounts
	Receivable Balance at
	September 30,	December 31,
Customer	2007	2006
Cardinal Health	46%	58%
McKesson	39%	29%
AmerisourceBergen	9%	7%
Total	94%	94%

The Company operates as one business that is managed by a single management team reporting to the chief executive officer. The Company does not prepare discrete financial information with respect to separate product or product candidate areas or by location and does not have separately reportable segments. During each of the three and nine months ended September 30, 2007 and 2006, the Company’s total net revenues were comprised of the following:

	Three Months Ended
	September 30,
	2007	2006
Oracea	82%	40%
Other dermatology	10%	27%
Dental	7%	30%
Grant revenue	1%	3%
Total	100%	100%

	Nine Months Ended
	September 30,
	2007	2006
Oracea	80%	17%
Other dermatology	11%	34%
Dental	9%	46%
Grant revenue	—%	3%
Total	100%	100%

Note 3 — Stock-Based Compensation

At September 30, 2007, the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option awards typically have a term of ten years and generally vest over a period ranging from two to five years. Certain options are subject to accelerated vesting if there is a change in control (as defined in the plan and change of control agreements, if applicable).

Stock-based compensation for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended
	September 30,
	2007	2006
Research and development	$139	$111
Selling, general and administrative	579	739
Total	$718	$850

	Nine Months Ended
	September 30,
	2007	2006
Research and development	$383	$317
Selling, general and administrative	1,657	2,211
Total	$2,040	$2,528

No amount of stock-based compensation cost has been capitalized into inventory or other assets during the three and nine months ended September 30, 2007 and 2006.

Certain options granted in 2003 have been amortized at an accelerated rate versus the contractual vesting period of such options as these options are performance-based and it was anticipated that the performance criteria would be met prior to straight-line vesting. Such options were fully amortized at December 31, 2006.

In May 2006, the Company accelerated the vesting of certain options held by a former member of the Company’s Board of Directors. Accordingly, a charge of $92 was recorded during the nine months ended September 30, 2006 to reflect the fair value of such options on the date of modification.

The following table summarizes activity under all stock option plans.

	Nine Months Ended
	September 30,
(dollars in thousands, except per share data)	2007	2006
Weighted-average fair value of options granted per share	$8.55	$7.70
Intrinsic value of options exercised	$1,132	$795

At September 30, 2007, the value of the unvested portion of all outstanding stock-related awards was $7,617 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately two years.

The amount of cash received during the nine months ended September 30, 2007 and 2006 from the exercise of options was $2,133 and $1,734, respectively. No related tax benefit from the exercise of such options was realized as a result of the Company’s net operating loss carryforwards and full valuation allowance.

The Company received $376 in cash during the nine months ended September 30, 2007 as a result of the exercise of 40,000 warrants on June 28, 2007. As of September 30, 2007, the Company had no outstanding warrants.

The fair values of the options granted during the nine months ended September 30, 2007 and 2006 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company’s common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders.

The following are the weighted average assumptions used during the respective periods:

	Three Months Ended
	September 30,
	2007	2006
Expected life in years	6.50	6.50
Risk-free interest rate	4.43%	4.77%
Volatility	56.77%	65.00%
Expected dividend yield	—	—

	Nine Months Ended
	September 30,
	2007	2006
Expected life in years	6.50	6.50
Risk-free interest rate	4.66%	4.63%
Volatility	61.15%	68.90%
Expected dividend yield	—	—

Stock option activity during the nine months ended September 30, 2007 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value (1)
Outstanding at December 31, 2006	3,478,590	$9.69
Options granted	498,710	13.58
Options exercised	(240,922)	8.85
Options forfeited or cancelled	(54,403)	12.70
Outstanding at September 30, 2007	3,681,975	$10.23	6.07	$4,602
Unvested at September 30, 2007	1,453,598	$10.75	8.22	$2,574
Exercisable at September 30, 2007	2,228,377	$9.89	4.66	$2,028

(1)             The aggregate intrinsic value was calculated based on the positive difference between the closing sales price of the Company’s common stock ($8.98 per share) on September 28, 2007 and the exercise prices of the underlying options.

Note 4 — Inventories

Inventories at September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$838	$978
Work in processs	227	339
Finished goods	941	642
Total	$2,006	$1,959

The Company recorded a charge of $37 to cost of product sales related to excess inventories of the Atrix and Pandel products during the three months ended September 30, 2007. During the three and nine months ended September 2006, the Company recorded a charge to cost of product sales of $160 and $250 related to excess inventories. During the three months ended September 30, 2007, the Company recorded a charge of $180 to cost of product sales related to validation costs from the manufacturer of the Company’s inventory.

Note 5— Intangible Assets, Net

Intangible assets, net at September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
Oracea milestone fees	$1,670	$1,670
Accumulated amortization	(139)	(56)
Oracea milestone fees, net	$1,531	$1,614
Atrix acquired product rights	$1,876	$1,876
Accumulated amortization	(1,825)	(1,608)
Atrix acquired product rights, net	$51	$268
Total intangible assets, net	$1,582	$1,882

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

Amortization expense, which is included in cost of product sales, was $105 and $300 for the three and nine months ended September 30, 2007 and $83 and $284 for the three and nine months ended September 30, 2006.

Note 6 — Line of Credit

On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank. Pursuant to the terms of this agreement, the expiration date of the amended credit facility has been extended to October 9, 2008. Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank’s prime rate, or 7.75%, at September 30, 2007. Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. During the nine months ended September 30, 2007 and 2006, the Company’s unused line of credit fee was $45 and $18, respectively. As of September 30, 2007 the Company had no borrowings outstanding.

Note 7— Contract and License Revenues

The Company recorded contract and license revenues of $314 and $826 for the three and nine months, ended September 30, 2007, respectively, and $431 and $1,084 for the three and nine months ended September 30, 2006, respectively. In June 2005, the Company entered into the Promotion Agreement with Primus, under which the Company promotes Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products were funded by Primus and the majority of product sample costs and all sales force compensation were funded by the Company. Effective July 1, 2006, the Company and Primus amended the Promotion Agreement. As a result of the amendment, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus.

On December 18, 2006, the Company executed a License and Supply Agreement with MediGene AG, or MediGene, a corporation existing under the laws of Germany, that became effective on January 1, 2007. Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement upon twelve months notice to the Company. During the nine months ended September 30, 2007, the Company classified the up front non-refundable fee of $5,000 as non-current deferred licensing revenue. In accordance with the Company’s revenue recognition policy, the Company would begin amortizing this deferred revenue to revenue over the term of the agreement once EU approval for Oracea has been received. Additionally, the Company may be entitled to an additional $7,500 in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, the Company will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10,000 and 15% of annual net sales in excess of $10,000 in the specified territories. The Company’s application for European marketing authorization for Oracea was recently referred to the Committee for Medicinal Products for Human Use, or CHMP. Referral to the CHMP may be a lengthy process and the Company cannot predict when, or if, this body will approve the Company’s application.

In October 2002, the Company announced the execution of a license agreement with Medtronic, Inc., or Medtronic, involving the Company’s IMPACS™ compounds, pursuant to which Medtronic obtained an exclusive, worldwide license to use the compounds and certain related patent technology to treat aortic aneurysms and other forms of vascular disease with medical devices. This program is still active. In an amendment to the Medtronic License dated January 27, 2007, the Company agreed to narrow the scope of Medtronic’s rights, to provide that the license shall become non-exclusive if certain milestones are not timely met, and to accelerate the timing of the first milestone payment of $250 upon execution of the amendment. During the nine months ended September 30, 2007, the Company received the $250 milestone payment and has classified this in non-current deferred licensing revenue in the accompanying condensed consolidated balance sheet. Further milestone payments of $500 and $2,000 respectively, become due upon first human use and first commercial sale, of a product incorporating IMPACS technology. Medtronic must also pay royalties based on a percentage of net sales of such a product. Neither the Company nor Medtronic have developed a timetable for clinical development or commercial launch of any product.

Note 8 — Legal Proceedings

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. At September 30, 2007, the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

Note 9 — Legal Expenses to Defend Periostat Patents

Under the Company’s license agreement with The State University of New York at Stony Brook, or SUNY, covering Periostat and Oracea, the Company is entitled to deduct costs incurred to defend its patents from current and future royalties due to SUNY on net sales of Oracea and Periostat. The cumulative legal patent defense, litigation and settlement costs incurred during the litigation period through September 30, 2007 currently exceeds the amount of the royalties earned by SUNY, since the inception of litigation, by $2,902. This excess amount, which has been previously expensed, may be available to offset future royalties earned by SUNY, if any, on sales of products based on the SUNY technology. The Company recorded $215 and $764 in product royalty expense and credited legal expense for $215 and $764 related to previously expensed legal fees for the three and nine months ended September 30, 2007. Accordingly, $215 and $764 were deducted from royalty payments earned by SUNY during the three and nine months ended September 30, 2007. The

Company recorded $183 and $335 in product royalty expense and credited legal expense for $183 and $335 related to previously expensed legal fees for the three and nine months ended September 30, 2006. Accordingly, $183 and $335 were deducted from royalty payments earned by SUNY during the three and nine months ended September 30, 2006.

Note 10 — Accrued Expenses

Accrued expenses at September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
Research and development costs	$2,215	$1,257
Payroll and related costs	2,242	3,041
Sales and marketing costs	1,277	786
Product returns	1,490	996
Patient rebates	435	78
Government rebates and distribution fees	129	80
Managed Care rebates	280	—
Professional and consulting fees	190	132
State and franchise taxes	158	161
Foreign taxes (1)	—	945
Other	125	98
Total	$8,541	$7,574

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

Note 11 — Commitments

On July 17, 2007, the Company entered into a capital lease for certain telecommunication equipment. The lease term is thirty-six months with annual payments of $22. At September 30, 2007, the gross amount of equipment related to this capital lease amounted to $54.

Note 12 — Common Stock Offering

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

Our strategy is to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market. We intend to continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: COL-118, a topical compound that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions. We recently reported favorable results from a Phase II clinical trial of this compound and we are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in the middle of 2008; becocalcidiol, a recently licensed vitamin D analogue for the topical treatment of psoriasis; and Restoraderm®, a foam-based, topical dermal drug delivery system, which is currently in formulation development.

Our marketed dermatology products are: Oracea; Pandel®, a prescription corticosteroid we licensed in 2002 from Altana Inc., a member of the Nycomed Group; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists. On February 1, 2007, we received written notice of termination of the Sublicense Agreement relating to Pandel. Effective November 1, 2007, we will no longer generate sales from the Pandel product.

Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat and three other dental products, which include Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, also referred to as the Atrix Products, each of which is licensed from Tolmar Inc., a subsidiary of Tecnofarma, S.A. Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development. These products are based on our proprietary platform technologies, SansRosa® and Restoraderm, or are licensed from third parties.

We were founded in 1992 and completed an initial public offering of our common stock in 1996. Although we achieved net income for the years ended December 31, 2004, 2003 and 2002, we have incurred losses in every other year since inception and have an accumulated deficit of $134.4 million at September 30, 2007. We do not expect to generate a profit for the year ending December 31, 2007.

Our Technology

IMPACS™ (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Periostat and Oracea are our first FDA-approved IMPACS products. Our IMPACS technology is licensed on a perpetual basis from the Research

Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis.

Our SansRosa technology, which we acquired in connection with the acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to formulate and develop a topical treatment for erythema based on one or more of these compounds.

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

Significant Recent Developments

On August 23, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and efficacy of COL-118 for the treatment of erythema. The Phase II clinical study demonstrated a highly statistically significant dose-response relationship of COL-118 in the reduction of erythema with a side effect profile similar to placebo. We are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in the middle of 2008.

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

On September 26, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and determine the therapeutic range of incyclinide for the treatment of rosacea. The study demonstrated that incyclinide was well tolerated with most adverse events being mild to moderate. However, the patients administered incyclinide did not demonstrate greater reduction in inflammatory lesions than the patients on placebo at any time point during the study and we discontinued all development work on incyclinide for a rosacea indication.

On November 6, 2007, we announced that, following a detailed cost, benefit and risk analysis in the fourth quarter of 2007, we had decided to discontinue all development work on incyclinide for an acne indication in order to focus our resources and energies on those projects in our pipeline that we believe have the greatest potential.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Revenues

Revenues			Change
(dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$13,080	$2,236	$10,844	485.0%
Other Net Product Sales	2,479	2,755	(276)	(10.0)%
Total Net Product Sales	15,559	4,991	10,568	211.7%
Contract Revenues	267	419	(152)	(36.3)%
License Revenues	47	12	35	291.7%
Grant Revenue	60	211	(151)	(71.6)%
Total Revenues	$15,933	$5,633	$10,300	182.9%

During the three months ended September 30, 2007, total net product sales which included net sales of Oracea, Pandel, Periostat and the Atrix Products, increased $10.6 million, or 211.7%, as compared to the three months ended September 30, 2006, due primarily to sales from Oracea, which was launched in July 2006. Net revenues from dermatological products were 92.3% of total net revenues in the three months ended September 30, 2007 compared to 66.3% for the three months ended September 30, 2006. Total deductions from gross sales for estimated product returns, trade cash discounts, managed care rebates, government and patient rebates and wholesale distribution fees for Oracea were approximately 14.7% of gross sales during the three months ended September 30, 2007 compared to 37.8% during the three months ended September 30, 2006. Prescriptions for Oracea as reported by an independent industry data source were approximately 100,504 during the three months ended September 30, 2007, representing a 252% increase in prescriptions compared to 28,545 prescriptions during the three months ended September 30, 2006. At September 30, 2007, Oracea wholesaler inventory level was approximately 4.1 weeks of sales as compared to approximately 3.3 weeks of sales at June 30, 2007.

Effective November 1, 2007, our Sublicense Agreement with Altana Inc., will terminate and we will no longer generate other net product sales from the Pandel product. Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

Cost of Product Sales

Cost of product sales for the three months ended September 30, consist of the following:

Cost of Product Sales			Change
(dollars in thousands)	2007	2006	$	%
Manufacturing Costs	$1,009	$710	$299	42.1%
Product Royalties	1,250	549	701	127.7%
Amortization of Licensing Fees	104	67	37	55.2%
Cost of Product Sales	$2,363	$1,326	$1,037	78.2%
Percent of Net Product Sales	15.2%	26.6%

Manufacturing costs include contract manufacturing costs (Periostat and Oracea), transfer price (Pandel and the Atrix Products), manufacturing facility FDA validation costs, costs associated with excess inventories, overhead costs and internal costs.

Under our license agreement with SUNY, covering Periostat and Oracea, we are entitled to deduct prior legal costs incurred to defend SUNY’s patents from current and future royalties due SUNY on net sales of products based on SUNY technology. During the three months ended September 30, 2007, we recorded $215 in product royalty expense and credited legal expense for $215 related to previously expensed legal fees. Accordingly, $215 was deducted from royalty payments earned by SUNY during the three months ended September 30, 2007. During the three months ended September 30, 2006, we recorded $183 in product royalty expense and credited legal expense for $183 related to previously expensed legal fees. Accordingly, $183 was deducted from royalty payments earned by SUNY during the three months ended September 30, 2006. (see Note 9)

Cost of product sales increased $1.0 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to a significant increase in Oracea sales as well as approximately $180,000 in manufacturing development costs incurred during the three months ended September 30, 2007. Cost of product sales as a percent of net product sales was 15.2% for the three months ended September 30, 2007 and 26.6% for the three months ended September 30, 2006. The decrease in the cost of product sales as a percent of net product sales during the three months ended September 30, 2007 is primarily due to the addition of Oracea sales, which have higher gross margins than our other products.

Effective November 1, 2007, our Sublicense Agreement with Altana Inc. will terminate and we will no longer generate other net product sales from the Pandel product. As part of the termination agreement, we expect to receive $1.7 million from Altana Inc. that will be credited to cost of product sales during the fourth quarter of 2007.

Research and Development

Research and development for the three months ended September 30, consist of the following:

Research and Development			Change
(dollars in thousands)	2007	2006	$	%
incyclinide	$1,268	$2,306	$(1,038)	(45.0)%
COL-118	1,283	119	1,164	978.2%
Oracea	686	481	205	42.6%
becocalcidiol	212	—	212	N/A
Internal and Other Costs	1,026	1,085	(59)	(5.4)%
Total Research and Development	$4,475	$3,991	$484	12.1%

Internal and other costs include personnel costs, stock option expense, regulatory compliance costs and other project development costs and other departmental costs.

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

We estimate that future development and clinical costs associated with COL-118 will be approximately $18 to $22 million. It is premature to estimate future development and clinical costs for becocalcidiol. We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercialization.

On September 26, 2007 and November 6, 2007, we announced that we had discontinued all development work on incyclinide for rosacea and acne indications, respectively.

During the fourth quarter of 2007, we expect to incur cancellation fees and other termination costs associated with the discontinuation of the incyclinide acne and rosacea development projects.

 Selling, General and Administrative

Selling, general and administrative for the three months ended September 30, consist of the following:

Selling, General and Administrative			Change
(dollars in thousands)	2007	2006	$	%
Marketing Expense	$4,411	$3,934	$477	12.1%
Selling Expense	4,009	4,141	(132)	(3.2)%
Corporate & Administrative Expense	1,914	1,780	134	7.5%
Stock Option Expense	579	739	(160)	(21.7)%
Total Selling, General and Administrative	$10,913	$10,594	$319	3.0%

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

Selling, general and administrative expenses increased approximately $319,000, or 3.0%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, mainly due to an increase in managed care marketing and Oracea promotional costs. During the three months ended September 30, 2007, stock option expense decreased approximately $160,000, due primarily to performance-based awards amortized during the three months ended September 30, 2006. Such options were fully amortized at December 31, 2006.

We do not anticipate the termination during the fourth quarter of 2007 of our Sublicense Agreement with Altana Inc. and the termination of our License Agreement with Tolmar, Inc. to materially affect our selling and marketing expenses in the fourth quarter of 2007.

Interest Income (Expense)

Interest Income (Expense)			Change
(dollars in thousands)	2007	2006	$	%
Interest Income	$772	$409	$363	88.8%
Interest Expense	(8)	(6)	(2)	33.3%
Total Other Income (Expense)	$764	$403	$361	89.6%

Interest income increased $363,000 or 88.8%, primarily due to higher average investment balances and yields for the nine months ended September 30, 2007 compared to the comparable period in 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $550,000 during the three months ended September 30, 2007 and $500,000 during the three months ended September 30, 2006.

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

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 11.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% on May 19, 2008 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues

Revenues			Change
(dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$37,277	$2,236	$35,041	1,567.1%
Other Net Product Sales	8,257	9,450	(1,193)	(12.6)%
Total Net Product Sales	45,534	11,686	33,848	289.6%
Contract Revenues	734	1,040	(306)	(29.4)%
License Revenues	92	44	48	109.1%
Grant Revenue	211	377	(166)	(44.0)%
Total Revenues	$46,571	$13,147	$33,424	254.2%

During the nine months ended September 30, 2007, total net product sales which included net sales of Oracea, Pandel, Periostat and the Atrix Products, increased $33.8 million, or 289.6%, due primarily to sales from Oracea, which was launched in July 2006. Net revenues from dermatological products were 90.7% of total net revenues in the nine months ended September 30, 2007 compared to 51.5% for the nine months ended September 30, 2006. Total deductions from gross sales for estimated product returns, trade cash discounts, managed care rebates, government and patient rebates and wholesale distribution fees for Oracea were approximately 14.2% of gross sales during the nine months ended September 30, 2007. Prescriptions for Oracea as reported by an independent industry data source were approximately 276,325 during the nine months ended September 30, 2007. At September 30, 2007, Oracea wholesaler inventory levels were approximately 4.1 weeks of sales as compared to approximately 1.0 weeks of sales at December 31, 2006

Effective November 1, 2007, our Sublicense Agreement with Altana Inc., a member of the Nycomed Group, will terminate and we will no longer generate other net product sales from the Pandel product. Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

Cost of Product Sales

Cost of product sales for the nine months ended September 30, consist of the following:

Cost of Product Sales			Change
(dollars in thousands)	2007	2006	$	%
Manufacturing Costs	$2,765	$1,748	1,017	58.2%
Product Royalties	3,790	1,362	2,428	178.3%
Amortization of Licensing Fees	300	201	99	49.3%
Cost of Product Sales	$6,855	$3,311	$3,544	107.0%
Percent of Net Product Sales	15.1%	28.3%

Manufacturing costs include contract manufacturing costs (Periostat and Oracea), transfer price (Pandel and the Atrix Products), manufacturing facility FDA validation costs, costs associated with excess inventories, overhead costs and internal costs.

Under our license agreement with SUNY, covering Periostat and Oracea, we are entitled to deduct prior legal costs incurred to defend SUNY’s patents from current and future royalties due SUNY on net sales of products based on SUNY technology. During the nine months ended September 30, 2007, we recorded $764 in product royalty expense and credited legal expense for $764 related to previously expensed legal fees. Accordingly, $764 was deducted from royalty payments earned by SUNY during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we recorded $335 in product royalty expense and credited legal expense for $335 related to previously expensed legal fees. Accordingly, $335 was deducted from royalty payments earned by SUNY during the nine months ended September 30, 2006. (see Note 9)

Cost of product sales increased $3.5 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to increase in Oracea sales as well as approximately $180,000 in manufacturing facility FDA validation costs. Cost of product sales as a percent of net product sales was 15.1% for the nine months ended September 30, 2007 and 28.3% for the nine months ended September 30, 2006. The decrease in the cost of product sales as a percent of net product sales during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily due to the addition of Oracea sales, which have higher gross margins than our other products.

Effective November 1, 2007, our Sublicense Agreement with Altana Inc. will terminate and we will no longer generate other net product sales from the Pandel product. As part of the termination agreement, we expect to receive $1.7 million from Altana Inc. that will be credited to cost of product sales during the fourth quarter of 2007.

Research and Development

Research and development for the nine months ended September 30, consist of the following:

Research and Development			Change
(dollars in thousands)	2007	2006	$	%
incyclinide	$5,037	$5,218	$(181)	(3.5)%
COL-118	3,710	494	3,216	651.0%
Oracea	2,093	2,173	(80)	(3.7)%
becocalcidiol	1,712	—	1,712	N/A
Internal and Other Costs	3,612	2,702	910	33.7%
Total Research and Development	$16,164	$10,587	$5,577	52.7%

Internal and other costs include personnel costs, stock option expense, regulatory compliance costs and other project development costs and other departmental costs.

Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

We estimate that future development and clinical costs associated with COL-118 will be approximately $18 to $22 million. It is premature to estimate future development and clinical costs for becocalcidiol. We are currently conducting formulation and stability work on products incorporating our Restoraderm technology, and we are reviewing product options and the timetable associated with clinical development or commercialization.

On September 26, 2007 and November 6, 2007, we announced that we had discontinued all development work on incyclinide for rosacea and acne indications, respectively.

During the fourth quarter of 2007 we expect to incur cancellation fees and other termination costs associated with the discontinuation of the incyclinide acne and rosacea development projects.

Selling, General and Administrative

Selling, general and administrative for the nine months ended September 30, consist of the following:

Selling, General and Administrative			Change
(dollars in thousands)	2007	2006	$	%
Marketing Expense	$15,341	$9,858	$5,483	55.6%
Selling Expense	12,127	11,350	777	6.8%
Corporate & Administrative Expense	6,578	5,872	706	12.0%
Stock Option Expense	1,657	2,211	(554)	(25.1)%
Total Selling, General and Administrative	$35,703	$29,291	$6,412	21.9%

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

Selling, general and administrative expenses increased approximately $6.4 million, or 21.9%, during the nine months ended September 30, 2007, mainly due to higher promotion costs for Oracea, which was launched in July 2006. During the nine months ended September 30, 2007, personnel costs related to selling, general and administrative functions increased by approximately $1.6 million as compared to personnel costs during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, stock option expense decreased approximately $540,000 due primarily to amortization of performance-based awards amortized during the nine months ended September 30, 2006. Such options were fully amortized at December 31, 2006.

We do not anticipate the termination during the fourth quarter of 2007 of our Sublicense Agreement with Altana Inc. and the termination of our License Agreement with Tolmar, Inc. to materially affect our selling and marketing expenses in the fourth quarter of 2007.

Interest Income (Expense)

Interest Income (Expense)			Change
(dollars in thousands)	2007	2006	$	%
Interest Income	$2,393	$1,444	$949	65.7%
Interest Expense	(24)	(6)	(18)	300.0%
Total Other Income (Expense)	$2,369	$1,438	$931	64.7%

Interest income increased $949,000 or 65.7%, primarily due to higher average investment balances and yields for the nine months ended September 30, 2007 compared to the comparable period in 2006.

Preferred Stock Dividend

Preferred stock dividends included in net loss allocable to common stockholders were $1.6 million during the nine months ended September 30, 2007 and $1.4 million during the nine months ended September 30, 2006.

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

Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 11.0% per annum, which are declared and paid every six months.  The annual dividend rate increases by 1.0% on May 19, 2008 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

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

•                  Revenues and profits from sales of Oracea, and our other product candidates;

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

On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the nine months ended September 30, 2007, we received an upfront non-refundable fee of $5.0 million.  Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds.  In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories. Our application for European marketing authorization for Oracea was recently referred to the Committee for Medicinal Products for Human Use, or CHMP. Referral to the CHMP may be a lengthy process and we cannot predict when, or if, this body will approve our application.

In November 2006, we raised $42.5 million in a public offering, net of placement agency fees and all related offering expenses.  In December 2005 and January 2006, we raised $15.5 million and $11.6 million, respectively, in a public offering, net of placement agency fees and all related offering expenses.

On October 9, 2006, we entered into a Sixth Loan Modification Agreement with SVB, or the Modification Agreement.  Pursuant to the terms of the Modification Agreement the expiration date of the credit facility has been extended to October 9, 2008.  Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007.  The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases.  We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB’s prime rate, or 7.75%, at September 30, 2007. Under the Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis.  During the nine months ended September 30, 2007 and 2006, our unused line of credit fee was $45,000 and $18,000 respectively. As of September 30, 2007, we had no borrowings outstanding.

At September 30, 2007, we had cash, cash equivalents and short-term investments of approximately $56.9 million compared to the approximately $65.8 million balance at December 31, 2006.  This decrease is primarily a result of cash used in investing activities of approximately $9.1 million during the nine months ended September 30, 2007.  In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds.  Our working capital at September 30, 2007 was $58.5 million compared to $59.6 million at December 31, 2006.  During the nine months ended September 30, 2007, we invested $740,000 in capital expenditures and $2.2 million for in-process research and development, paid $2.0 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of $2.5 million from the exercise of common stock options and warrants. During the nine months ended September 30, 2007 we also invested approximately $6.2 million in short-term investments (net of maturities).

We anticipate that our (i) current cash, cash equivalents and short-term investments at September 30, 2007, (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least 2008. In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements.  However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed, or in amounts sufficient to fund our operations.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows/Cash Management

Cash, cash equivalents and short-term investments at September 30, 2007 were $56.9 million representing 75% of total assets compared to $65.8 million, representing 83% of total assets at December 31, 2006.

The change in cash and cash equivalents for the nine months ended September 30, are as follows:

(dollars in millions)	2007	2006
Net cash used in operating activities	$(6.4)	$(28.5)
Net cash (used in) provided by investing activities	(9.1)	0.3
Net cash provided by financing activities	0.4	11.5
Net decrease in cash and cash equivalents	$(15.1)	$(16.7)

Working capital at September 30, 2007 was $58.5 million compared to $59.6 million at December 31, 2006.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.4 million, including a $9.8 million net loss, and a $5.0 million payment from MediGene, during the nine months ended September 30, 2007 compared to $28.5 million, including a $28.6 million net loss for the nine months ended September 30, 2006.  Cash flows used in operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms. Our accounts receivable balance at September 30, 2007 increased compared to the balance at December 31, 2006 primarily as a result of increased Oracea sales.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2007, compared to $333,000 provided by investing activities for the nine months ended September 30, 2006.  The change is due primarily to $8.1 million in additional purchases of short-term investments (net of sales and maturities), a $2.0 million increase in purchases of in-process research and development and a $354,000 increase in capital expenditures during the nine months ended September 30, 2007.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $415,000 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $11.5 million for the nine months ended September 30, 2006. The change is due primarily to proceeds from issuance of common stock that occurred in January 2006.

Contractual Obligations

Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 Stock, operating leases for our office space, and operating lease for commercial vehicles to be used by certain members of our sales force and capital leases for computer and telecommunications equipment. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed the report.

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

Revenue Recognition

We generally recognize revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users. As of September 30, 2007, we have a liability of $571,000 for potential Periostat product returns in accrued expenses on the Consolidated Balance Sheet for estimated returns prior to the change to a prescription based revenue recognition model.

We record sales discounts, allowances and returns upon recognizing product sales. We only accept unopened returns of damaged or expired products. The return allowance, when estimatable is based on an analysis of the historical returns of the product and similar products and we consider current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, we defer revenue recognition for all outstanding products in the wholesale and retail channel that is subject to return. Pursuant to an agreement with one major customer, product returns are not permitted.  Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, we also consider the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors.

The following chart details the activity in the revenue related reserves discussed above during the nine months ended September 30, 2007 and 2006:

Nine Months Ended September 30, 2006 (dollars in thousands)	Balance December 31, 2005	Current Provision Related to Sales During the Nine Months Ended September 30, 2006	Actual Returns or Credits Issued During the Nine Months Ended September 30, 2006	Balance September 30, 2006
Accounts receivable allowances:
Chargebacks	$78	$1,345	$(1,369)	$54
Cash discounts	26	349	(227)	148
Total	$104	$1,694	$(1,596)	$202

Accounts payable/Accrued expenses:
Product returns (excluding Periostat)	98	293	(151)	240
Government rebates	158	328	(339)	147
Wholesale distribution fees	80	414	(189)	305
Total	$336	$1,035	$(679)	$692

Nine Months Ended September 30, 2007 (dollars in thousands)	Balance December 31, 2006	Current Provision Related to Sales During the Nine Months Ended September 30, 2007	Actual Returns or Credits Issued During the Nine Months Ended September 30, 2007	Balance September 30, 2007
Accounts receivable allowances:
Chargebacks	$73	$974	$(958)	$89
Cash discounts	114	824	(721)	217
Total	$187	$1,798	$(1,679)	$306

Accounts payable/Accrued expenses:
Patient rebates	$78	$1,513	$(1,156)	$435
Product returns (excluding Periostat)	384	865	(331)	918
Government rebates	80	242	(193)	129
Managed care rebates	—	452	(172)	280
Wholesale distribution fees	296	1,218	(1,113)	401
Total	$838	$4,290	$(2,965)	$2,163

The returns provision for all Periostat outstanding inventories in the trade channel was $571,000 at September 30, 2007 and $688,000 at September 30, 2006. The provision (for all outstanding trade inventory), was established due to the inability to estimate Periostat returns upon the launch of a generic product in 2005. Quarterly, we evaluate the adequacy of the provision based on changes reported to us by the wholesaler and adjust our estimate accordingly.

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

Pursuant to the Promotion and Cooperation Agreement with Primus, contract revenues for Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic, are fee-based arrangements where contract revenue is earned as prescriptions are filled and recognized as a percentage of the gross profit earned by Primus.  We do not take title to the inventory sold by Primus under the Promotion Agreement.

Effective November 1, 2007, our Sublicense Agreement with Altana Inc. will terminate and we will no longer generate other net product sales from the Pandel product.  Effective November 14, 2007, our License Agreement with Tolmar, Inc. will terminate and we will no longer generate sales from the Atrix Products.

On December 18, 2006, we executed a License and Supply Agreement with MediGene AG that became effective on January 1, 2007.  Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the nine months ended September 30, 2007, we classified the up front non-refundable fee of $5.0 million as non-current deferred licensing revenue. We plan to begin  amortizing this deferred revenue to revenue over the term of the agreement once EU approval for Oracea has been approved . Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds achieved by MediGene. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10.0 million and 15% of annual net sales in excess of $10.0 million in the specified territories. Our application for European marketing authorization for Oracea was recently referred CHMP. Referral to the CHMP may be a lengthy process and we cannot predict when, or if, this body will approve our application.

Grant Revenues

During 2005, we received a grant from the National Institutes of Health, or NIH, to fund additional research by us and our collaborators on the anti-inflammatory effects of incyclinide.  We expense such research expenditures as they are incurred and recognize grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH.  We recognized $60,000 and $211,000 in grant revenues for the three and nine months ended September 30, 2007 and $211,000 and $377,000 in grant revenues for the three and nine months ended September 30, 2006.

Deferred Taxes

In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized.  This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. We have incurred a net loss for the years ended December 31, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the “more likely than not” conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet. Accordingly, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2007 and December 31, 2006.

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

Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred.  We expensed $2.2 million of in-process research and development for the nine months ended September 30, 2007 and $300,000 for the nine months ended September 30, 2006.

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

Accounting Change

On January 1, 2007, we adopted the Financial Accounting Standards Board, or FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, retained earning increased in the amount of $945,000 and accrued expenses decreased by the same amount as of January 1, 2007.

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

In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007.  We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and short-term investments at September 30, 2007 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change.  Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at September 30, 2007. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

Item 4.                          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.                 Risk Factors.

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

The following discussion includes six revised risk factors (“We are depending heavily on the commercial success of Oracea.  If we are unable to commercialize Oracea successfully our business will be materially harmed”, “If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize Oracea and our product candidates successfully will be harmed and we may not be able to operate our business profitably”, “We cannot assure you that our pursuit of business in the dermatology market will be successful”, “If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired”, “We may be unable to raise additional capital if needed, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts” and “We cannot assure you that our clinical trials will be completed in a timely manner or will meet agreed upon end-points”) and two new risk factors (“If third-party payors do not adequately reimburse customers for any of our approved products, they might not be purchased or used, and our revenues and profits will not develop or increase” and “If we are unable to establish, maintain and rely on new collaborative relationships, then we may not be able to successfully develop and commercialize our technologies”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

If we are not able to obtain and enforce patent protection for Oracea or our other discoveries, our ability to commercialize Oracea and our product candidates successfully will be harmed and we may not be able to operate our business profitably.

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

A number of our pending patent applications are related and include claims that are intended to cover Oracea.  However, our issued patents relating to Oracea, and if issued, our other patents relating Oracea and COL-118, may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage.  Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented.  In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe or dispense similar (including generic), though non-approved, products for indications covered by our patents.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that our pursuit of business in the dermatology market will be successful.

We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and in July 2006, we launched Oracea in the United States.  While we have begun to generate revenue from Oracea sales in connection with the product’s July 2006 trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand.  We continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. Even if we succeed in our efforts to identify and license additional products, it is not possible to guarantee that in licensed products will continue indefinitely to be available to us.  For instance, on February 1, 2007 we received written notice of termination of our agreement with Altana Inc., which provides for the termination of our rights in Pandel effective November 1, 2007.

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

At the same time, new product development is a lengthy, complex and uncertain process that will require significant attention and resources from management.  A product candidate can fail at any stage of the development process due to, among other things, efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others.  For instance, on September 26, 2007 and on November 6, 2007, we announced that we discontinued all development work on incyclinide for rosacea and acne indications, respectively.

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

The FDA, and comparable authorities in other countries, have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could influence how a product candidate is classified and delay, limit or prevent regulatory approval of a product candidate.  Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.  Regulatory approval in one jurisdiction is not necessarily an indication of approvability in another jurisdiction. For instance, the coordination group for mutual recognition and decentralized procedures did not reach a unanimous decision concerning our application for European marketing authorization for Oracea and this application was recently referred to the CHMP. Referral to the CHMP may be a lengthy process and we cannot predict when, or if this body will approve our application.

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

We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts.  We will need additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities.  If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at September 30, 2007 will be sufficient to fund our operations through 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.  Our future funding requirements will depend on many factors, including:

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

•                  revenues and profits from sales of Oracea and our other product candidates;

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

On September 26, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and determine the therapeutic range of incyclinide for the treatment of rosacea.  The study demonstrated that incyclinide was well tolerated with most adverse events being mild to moderate.  However, the patients administered incyclinide did not demonstrate greater reduction in inflammatory lesions than the patients on placebo at any time point during the study and we discontinued all development work on incyclinide for a rosacea indication.

On November 6, 2007, we announced that  following a detailed cost, benefit and risk analysis in the fourth quarter of 2007, we had decided to discontinue all development work on incyclinide for an acne indication in order to focus our resources and energies on those projects in our pipeline  that we believe have the greatest potential.

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

If third-party payors do not adequately reimburse customers for any of our approved products, they might not be purchased or used, and our revenues and profits will not develop or increase.

Our revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for our products. The Centers for Medicare and Medicaid Services, or CMS, frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and both CMS and other third-party payors may have sufficient market power to demand significant price reductions. Due in part to actions by third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for our products could have a material adverse effect on our operating results and our overall financial condition.

If we are unable to establish, maintain and rely on new collaborative relationships, then we may not be able to successfully develop and commercialize our technologies.

We currently expect that the continued development of our technologies will result in the initiation of research and development efforts and additional clinical trials. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. We face significant competition in seeking appropriate collaborators. Collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements, and the terms of any such collaboration or alternative arrangement may not be favorable to us. There is no certainty that:

•                  we will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions;

•                  such collaborations will not require us to undertake substantial additional obligations or require us to devote additional resources beyond those we have identified at present;

•                  any of our collaborators will not breach or terminate their agreements with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating;

•                  our collaborators will agree to provided us with any rights in the intellectual property generated by such collaborations; and

•                  the parties will not dispute the ownership rights to any technologies developed under such collaborations.

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

The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning October 1, 2005 through September 30, 2007, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low

December 31, 2005	$12.07	$8.50

March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35

March 31, 2007	$15.58	$12.70
June 30, 2007	$14.48	$9.91
September 30, 2007	$13.49	$8.98

Item 5.         Other Information

On November 6, 2007, we announced that we had decided to discontinue all development work on incyclinide for an acne indication.

Item 6.           Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CollaGenex Pharmaceuticals, Inc.

Date: November 7, 2007	By:	/s/ Colin W. Stewart
Colin W. Stewart
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Nancy C. Broadbent
Nancy C. Broadbent
Chief Financial Officer (Principal
Financial and Accounting Officer)