Form 10-K
period 2007-12-31
COLLAGENEX PHARMACEUTICALS INC
filed 2008-03-17
CIK 1012270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐    No: ☒

         The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 29, 2007, based on $12.40 per share, the last reported sale price on the NASDAQ Global Market on that date, was $238.1 million.

         The number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2008:

Class	Number of Shares
Common Stock, $0.01 par value per share	21,576,533

         The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.    Business.

General

        CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from one other prescription pharmaceutical product that we continue to sell to the dental market. In May 2006, the United States Food and Drug Administration, or the FDA, granted us marketing approval for Oracea® for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea. In July 2006, we launched Oracea to the U.S. dermatology community.

        On February 25, 2008, we entered into a definitive merger agreement with Galderma Laboratories, Inc., or Galderma, and Galderma Acquisition Inc., a wholly-owned subsidiary of Galderma. Under the terms of the merger agreement, Galderma will commence a tender offer to purchase all outstanding shares of our common stock at a price of $16.60 per share in cash. The tender offer will be conditioned upon, among other things, at least a majority of our shares outstanding being tendered, assuming the full exercise of all options, warrants, convertible securities or similar obligations and the issuance of all shares that we would be obligated to issue in connection with the full exercise of such securities, excluding our outstanding Series D-1 Cumulative Convertible Preferred Stock, or Series D-1 Stock.

        Upon completion of the merger, we will become a wholly-owned subsidiary of Galderma. Certain holders of our Series D-1 Preferred Stock, representing 95% of the outstanding Series D-1 Stock and approximately 9% of our common shares on a fully diluted basis, have entered into an agreement to sell their shares of Series D-1 stock to Galderma immediately following, but subject to, the closing of the tender offer at the price paid in the offer with respect to the underlying common stock. The tender offer commenced on March 10, 2008 and the transaction is expected to close before the end of the second quarter of 2008. The closing of the tender offer and Galderma's obligation to pay for all shares tendered is subject to certain other conditions, including: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of certain legal impediments to consummation of the tender offer; the continued accuracy of our representations and warranties in the merger agreement (subject to a materiality standard); compliance in all material respects by us with our covenants in the merger agreement; the absence of any changes or events arising since the date of the merger agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on us; and all required consents, approvals or authorizations of any governmental entity being obtained (subject to a materiality standard). A copy of the merger agreement and joint press release announcing the transaction was filed as an exhibit to a Form 8-K filed by us with the Securities and Exchange Commission on February 27, 2008. We cannot be certain that the proposed transaction with Galderma will be consummated on the expected timetable, or at all.

        If the merger does not occur we may experience some disruption in our sales and in our organization. However, we would continue the pursuit of our strategies to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market will continue. We would also continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: COL-118, a topical compound that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions, and for which we are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in 2008; becocalcidiol, a recently licensed vitamin D analogue, which is currently in a Phase II dose-finding clinical trial for the topical treatment of psoriasis; and Restoraderm®, a proprietary foam-based, topical dermal drug delivery system, which we acquired from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescriptions and over the counter products based on the Restoraderm technology. We do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

        Our marketed dermatology products are: Oracea; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists. The Promotion and Cooperation Agreement with Primus expires in December 2008.

        Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat.

        Periostat and Oracea, our first FDA-approved products, are based upon our IMPACS™ technology. IMPACS (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis.

        In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development that are based on our proprietary platform technologies, SansRosa® and Restoraderm, or are licensed from third parties.

        Our SansRosa technology, which we acquired in connection with the acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to formulate and develop a topical treatment for erythema based on one or more of these compounds. Our lead SansRosa product, COL-118, is a topical formulation that incorporates a compound believed to reduce erythema by constricting enlarged blood vessels in facial tissue. On August 23, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and efficacy of COL-118 for the treatment of erythema. The Phase II clinical study demonstrated a highly statistically significant dose-response relationship of COL-118 in the reduction of erythema with a side effect profile similar to placebo. We are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in 2008.

        Our becocalcidiol product candidate is a patented Vitamin D analogue, for the topical treatment of mild to moderate psoriasis. We recently acquired the rights to develop and commercialize becocalcidiol from QuatRx. becocalcidiol was invented by Hector F. DeLuca and is covered by patents assigned to the Wisconsin Alumni Research Foundation and licensed to Deltanoid Pharmaceuticals and QuatRx.

        Our Restoraderm technology is a proprietary, foam-based, topical drug delivery technology which we acquired from a Swedish collaborator. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescription and over the counter products based on the Restoraderm technology. We do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

        On March 29, 2007, we announced that we had commenced enrollment of patients in a 40 mg cohort of our Phase II double blind, placebo-controlled, dose-finding clinical trial to determine the appropriate dose for Phase III testing of incyclinide in the treatment of acne. On May 2, 2007, we learned that one patient had experienced apparent significant photo-toxicity, a known side effect of tetracyclines, while participating in the 40 mg cohort and we suspended enrollment of all new patients in this study. On May 7, 2007, we learned of another patient who had experienced apparent photo-toxicity and we announced that we had discontinued treatment of all enrolled patients.

        On September 26, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and determine the therapeutic range of incyclinide for the treatment of rosacea. The study demonstrated that incyclinide was well tolerated with most adverse events being mild to moderate. However, the patients administered incyclinide did not demonstrate greater reduction in inflammatory lesions than the patients on placebo at any time point during the study and we discontinued all development work on incyclinide for a rosacea indication at that time.

        On November 6, 2007, we announced that, following a detailed cost, benefit and risk analysis in the fourth quarter of 2007, we had decided to discontinue all development work on incyclinide for an acne indication in order to focus our resources and energies on those projects in our pipeline that we believe have the greatest potential.

        On February 1, 2007, we received written notice of termination of our Sublicense Agreement relating to Pandel®, a prescription corticosteroid we licensed in 2002 from Altana Inc., a member of the Nycomed Group. Effective November 1, 2007, we no longer generate sales from Pandel.

        On May 14, 2007, we received a written notice of termination from Tolmar Inc., the successor-in-interest to each of Atrix Laboratories, Inc., or Atrix, and QLT USA, Inc. of our License Agreement with Atrix, dated August 24, 2001, as amended. Effective November 14, 2007, we no longer generate sales from Atridox®, Atrisorb FreeFlow® and Atrisorb-D®, or the Atrix Products.

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

CollaGenex Pharmaceuticals, Inc. trademarks:

        Oracea®, Periostat®, Dermostat®, IMPACS®, PS20®, The Whole Mouth Treatment®, Restoraderm®, Lytra®, Periostat-MR™, SansRosa®, Unorthodoxy®, Unorthodoxycycline®, Aprecin®,

Zedara™, Optistat®, Periocycline®, Periostatus®, CollaGenex®, Dermastat®, Periostan®, Periostat-SR®, "C" Logo® and "The Whole Mouth Treatment" Logo®, Esteemax®, Rubazil®, Lytrazine®, Palytra®, Lytrazac®, Presteme®, Erubatin®, Rosoral®, Reveeril®, Cycavin®, Zyclinil®, and Impaken®.

        Marks listed as registered herein may be registered in the United States or in other jurisdictions. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not property of CollaGenex Pharmaceuticals, Inc. or any of our subsidiaries.

Products and Product Agreements

Dermatology Products

        We currently market three prescription pharmaceutical dermatology products that are summarized below:

Products	Territory Where Marketed	Marketing Partner
Oracea	United States	None
Alcortin	United States	Primus Pharmaceuticals, Inc.
Novacort	United States	Primus Pharmaceuticals, Inc.

Oracea

        In May 2006, the FDA approved Oracea for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA-approved, orally- administered, systemically-delivered drug to treat the inflammatory lesions (papules and pustules) of rosacea in adults. Rosacea is a chronic disease affecting an estimated 14 million adults in the United States. While the exact cause is unknown, chronic inflammation appears to play a primary role in the pathology of rosacea. In July 2006, we launched Oracea to the U.S. dermatology community. Oracea, a 40 mg dose of doxycycline monohydrate in a capsule formulation of 30 mg immediate release and 10 mg delayed release beads, delivers anti-inflammatory actions without demonstrated antimicrobial effects. Oracea is dosed once-daily. Oracea is not bioequivalent to other doxycycline formulations; it has no generic equivalent. In clinical trials, Oracea has demonstrated a side effect profile similar to placebo. Safety beyond nine months has not been established.

        On January 17, 2008, we announced the results of a Phase IV dose-comparison study designed to evaluate the safety and efficacy of Oracea once daily versus doxycycline 100 mg once daily for the treatment of rosacea. The study demonstrated that the higher, antimicrobial dose does not provide a greater clinical benefit than the anti-inflammatory dose of 40 mg, controlled release Orcaea. However, the 100 mg doxycycline dose was associated with a significantly higher incidence of adverse events.

        On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, we granted MediGene the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the year ended December 31, 2007, we received an upfront non-refundable fee of $5.0 million. Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories. Our application for European marketing authorization for Oracea was recently referred to the Committee for Medicinal Products for Human Use, or CHMP. Referral to the CHMP may be a lengthy process and we cannot predict when, or if, this body will approve our application.

        On February 24, 2006, we filed a Marketing Authorization Application for Oracea with the United Kingdom's Medicines and Healthcare Products Regulatory Agency. The United Kingdom acted as the Reference Member State in reviewing and processing this Application pursuant to the decentralized procedure for the approval and issuance of Marketing Authorizations in selected countries of the European Union. This application was recently referred to the Committee for Medicinal Products for Human Use, or CHMP, Referral to the CHMP may be a lengthy process and we cannot predict when, or if this body will approve our application.

        On March 21, 2006, the European Patent Office published on its website that patent application 02731267.7 (the European counterpart to U.S. Patent Application, Serial No. 10/117,709 or the 709 Patent Application) was allowed. This patent has a priority date of April 5, 2002 and covers the use of sub anti-microbial doxycycline in the treatment of acne and rosacea, including Oracea.

        On May 1, 2007, our patent application No. 10/117,709 issued as U.S. Patent No. 7,211,267, or the 267 Patent. This patent covers the use of sub-antimicrobial doses of tetracyclines, including Oracea, for the treatment of acne and acne rosacea.

        On June 19, 2007, our patent application No. 11/061/866 issued as Patent No. 7,232,572, or the 572 Patent. This patent covers the use of tetracyclines in a sub-antibiotic amount, including Oracea, specifically for the treatment of papules and pustules associated with rosacea. The USPTO published a notice of allowance of the 572 Patent in February 2007.

Alcortin and Novacort

        On June 6, 2005, we executed a Promotion and Cooperation Agreement with Primus. Under this agreement, we acquired the right to promote Alcortin and Novacort to dermatologists in the United States. Alcortin (1% iodoquinol and 2% hydrocortisone) is a prescription topical antifungal steroid combination, and Novacort (2% hydrocortisone acetate and 1% pramoxine HCl) is a prescription topical steroid and anesthetic. Both products contain a proprietary Biopeptide Aloe Complex™ which is designed to improve skin penetration and help reduce inflammation. We have agreed to (i) maintain, manage and compensate a direct sales force sufficient to make the products the subject of an agreed number of detail calls in the United States, and (ii) achieve certain agreed combined levels of sales of the products during a three-year period. In exchange for our services, we earn a quarterly fee from Primus based on a percentage of the gross profit arising from prescriptions written by dermatologists that result in sales of the products in the United States. Through June 30, 2006, the majority of marketing expenses, excluding sales force compensation and sample product costs related to the promotion of the Primus products were funded by Primus and the majority of product sample costs and all sales force compensation were funded by us. Pursuant to an amendment executed in October 2006, effective July 1, 2006, sample expenses and marketing costs, excluding sales force compensation, are funded 60% by us and 40% by Primus. The Promotion and Cooperation Agreement with Primus expires in December 2008.

Other Product Offering

Periostat

        Periostat, a 20 mg dose of doxycycline hyclate, is unique sub-anti-microbial dosage strength of doxycycline that suppresses the chronic and progressive tissue degradation characteristic of adult periodontitis, without exerting any anti-microbial effect. Adult periodontitis is a chronic disease characterized by the progressive loss of attachment between the periodontal ligament and the surrounding alveolar bone, as well as breakdown of the alveolar bone itself, ultimately resulting in tooth loss.

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

        On November 3, 2004, CollaGenex International Ltd, or CIL, our wholly-owned U.K. subsidiary, sold its U.K. and European dental assets to Alliance Pharma plc, a U.K. specialty pharmaceuticals company. This agreement provided for the sale by CIL to Alliance of, the right to use certain trademarks, or the non-U.S. dental trademarks, U.K. and European governmental marketing authorizations, distribution agreements and other intangible assets relating to the sale or potential sale of Periostat in the U.K., Europe, Israel, South Africa, New Zealand and Australia. We also entered into a Supply Agreement with Alliance pursuant to which we currently supply Periostat in bulk tablet form to Alliance at a negotiated fair value transfer price.

        On September 20, 2007, we assigned all right, title and interest in the non-U.S. dental trademarks to Alliance pursuant to a Trademark Assignment Agreement.

Our Previously Marketed Products

Pandel

        In May 2002, we executed a Sublicense Agreement with Altana Inc., a member of the Nycomed Group, pursuant to which we were granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel, a mid-potency topical corticosteroid cream indicated for the relief of mild-to-moderate inflammatory disorders of the skin in adults, such as atopic dermatitis and psoriasis. Altana licenses the rights to Pandel from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. Pursuant to the terms of our sublicense, we paid Altana an aggregate sublicense fee of $1.7 million in 2002. We purchased from Altana all Pandel products to be sold and promotional samples, and were required to pay Altana a royalty fee equal to a percentage of the net sales of Pandel. In November 2006, the Sublicense Agreement with Altana was amended to, among other things; permit Altana to terminate the Sublicense Agreement at any time upon nine months prior written notice. On February 1, 2007, we received written termination of the Sublicense Agreement from Altana. Effective November 1, 2007, our Sublicense Agreement with Altana terminated and we no longer generate sales from Pandel products. Under the terms of the Sublicense Agreement, we received a refund of $1.7 million which represents initial license fees paid to Altana, net of $0.2 million in certain payments to Altana.

Atridox, Atrisorb FreeFlow and Atrisorb-D

        Pursuant to the terms of an exclusive License and Marketing Agreement that we executed with Atrix Laboratories, Inc. (now known as Tolmar, Inc.) in August 2001, we obtained the right to market, sell and distribute Atrix's proprietary dental products, Atridox, Atrisorb FreeFlow and Atrisorb-D to the United States dental community.

        Atridox is a locally-applied, anti-microbial therapy for the treatment of chronic adult periodontitis. Atridox uses Atrix's patented drug delivery technology, Atrigel®, for the targeted delivery of doxycycline, which, in sufficient concentrations, has been shown to reduce the levels of bacteria in the periodontal pocket. Atridox is a gel that is placed into affected periodontal pockets by a dental professional and resorbs over a two week period. In pivotal double-blind, placebo-controlled clinical trials conducted by Atrix, the administration of Atridox was shown to increase attachment level between the gums and the teeth and decrease periodontal pocket depth in patients with adult periodontitis.

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

        Pursuant to an amendment to the License and Marketing Agreement dated February 22, 2006 by and between us and QLT USA, Inc., the successor in interest to Atrix, or the Amendment, in exchange for the elimination of annual minimum expenditures for advertising and promotional activities, we agreed to continue to sell the Atrix Products through our distributor and pay an increased royalty on net sales and an increased transfer price. The Amendment also extended the term of the License and Marketing Agreement through December 31, 2007 and provided that either party could terminate the License and Marketing Agreement, with or without cause, upon six months prior written notice. On May 14, 2007, we received a written notice of termination of the License and Marketing Agreement from Tolmar providing for termination of the License and Marketing Agreement effective November 14, 2007. On November 14, 2007, the License and Marketing Agreement with Tolmar, Inc. terminated and we no longer generate sales from the Atrix Products.

Vioxx

        Pursuant to a Co-Promotion Agreement we executed with Merck & Co., Inc., or Merck, in September 1999, we received the exclusive right to co-promote Vioxx®, a prescription strength, non-steroidal anti-inflammatory drug, to the dental community. The agreement provided for certain payments by Merck to us upon sales of Vioxx. In September 2002, we executed an amendment, extension and restatement of the Co-Promotion Agreement which provided that the agreement would expire on December 31, 2003. The Co-Promotion Agreement provides for indemnification of us by Merck against any claims arising from manufacturing or design defects in the Vioxx product or for which we, as the promoter of the product, may be strictly liable as if we were a seller of an inherently dangerous product. We have not to date been named as a defendant in any of the lawsuits that have been brought against Merck in connection with this product. During the year ended December 31, 2005, we recorded $153,000 in residual contract revenues under this agreement. We did not receive any contract revenues from this agreement during the years ended December 31, 2007 and 2006 and will not earn any further contract revenues under this agreement.

Sales and Marketing

        We currently employ 78 sales force professionals who promote our products directly to dermatology professionals. We also have five national account managers who regularly call on managed care organizations and formularies. We produce educational marketing materials, detail aids and product samples that are used extensively by our representatives in their presentations to dermatology professionals. We also focus on providing continuing medical education programs and convention activities.

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

Commercial Manufacturing, Distribution and Suppliers

        In March 2006, we executed a Commercial Manufacturing Agreement effective December 31, 2005 with Cardinal Health PTS, LLC, now known as Cardinal Health Catalent, or Catalent, pursuant to which Catalent has agreed to manufacture Oracea for us. Pursuant to the terms of the agreement, we agreed to (i) furnish to Catalent on a monthly basis a rolling forecast of product quantities for the subsequent twelve-month period, the first three months of which shall become binding, and (ii) pay Catalent a fee for the product, subject to an annual adjustment. The Commercial Manufacturing Agreement with Catalent has an initial term of four years unless terminated earlier pursuant to its terms.

        In January 1995, we entered into a supply agreement with Hovione International Limited, or Hovione, pursuant to which Hovione supplies to us the active ingredient in Periostat, doxycycline hyclate, is supplied to us by Hovione from its offshore facilities. Our current supply agreement does not cover the purchase of doxycycline monohydrate, which is the active ingredient in Oracea. We are currently in discussions with Hovione to restructure our agreement so that it will cover doxycycline monohydrate. During the course of these discussions we have been purchasing doxycycline monohydrate on a purchase order by purchase order basis. Hovione supplies a substantial portion of the doxycycline hyclate and doxycycline monohydrate used in the United States from two independent facilities, providing for a back-up supply in the event that one facility is unable to manufacture. The term of the supply agreement has been extended to May 14, 2008 and thereafter automatically renews for successive two-year periods unless, 90 days prior to the expiration of any such periods, either party gives the other party written notice of termination. In addition, in the event of a default that remains uncured for 90 days, the non-defaulting party can terminate the supply agreement effective at the end of such ninety-day period. We rely on Hovione as our sole supplier of both doxycycline hyclate and doxycycline monohydrate, and have no back-up supplier at this time.

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

        In November 1998, we executed a Distribution Services Agreement with Cord Logistics, Inc., now known as Cardinal Health Specialty Pharmaceutical Services, or SPS, pursuant to which SPS acts as our exclusive logistics provider for our products in the United States. Under this agreement, SPS warehouses and ships Oracea and Periostat from its central distribution facility in LaVergne, Tennessee to wholesalers that distribute our products to retail and mail order pharmacies throughout the United States for prescription sale to patients. SPS also provides various customer and financial support services to us, including billing and collections, contract pricing maintenance, cash application, and chargeback processing and related reporting services. The Distribution Services Agreement had an initial term of three years with automatic renewal for successive one-year periods unless notice of termination was provided by either party 90 days prior to expiration.

        In February 2002, we executed a Wholesale Service Agreement effective November 2001 with National Specialty Services, Inc., now known as Oncology Therapeutic Networks, or OTN, pursuant to which OTN acted as our non-exclusive authorized distributor of Atridox, Atrisorb FreeFlow and Atrisorb-D. Under this agreement, as amended, OTN also provided certain additional services, including marketing, sales detail report production and contract administration. On May 22, 2007, we provided written notice of termination to OTN of the Wholesale Service Agreement effective on November 14, 2007.

Customers/Backlog

        We sell our products to wholesalers exclusively. During 2007, sales to Cardinal Health, Inc., McKesson Corporation and Amerisource Bergen Corporation represented approximately 43%, 35% and 14%, respectively, of our aggregate net product sales. We do not sell our products directly to drug chain retailers, supermarkets, independent pharmacies or other mass merchants.

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

        Major research programs that we have conducted over the last three years include: (i) Oracea for the treatment of rosacea; (ii) the development of our SansRosa technology for the treatment of redness associated with rosacea and other skin disorders; (iii) the development of becocalcidiol, a recently licensed Vitamin D analogue for the topical treatment of psoriasis; (iv) the development of our Restoraderm platform; (v) the development of a "once-a-day" formulation of Periostat (Periostat-MR™), which was discontinued in 2005; and (vi) the development of incyclinide for acne and rosacea, which was discontinued in September and November 2007, respectively.

        Our research and development expenditures were approximately $20.9 million, $15.4 million and $14.0 million in 2007, 2006 and 2005, respectively.

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

        Under normal physiological conditions, the natural breakdown of collagen is in part regulated by the interaction between the degradative properties of matrix metalloproteinases and a group of naturally occurring biomolecules called tissue inhibitors of metalloproteinases, which modulate the level of matrix metalloproteinase activity. In many pathological conditions, however, the balance between collagen production and degradation is disrupted resulting in excessive loss of tissue collagen, a process called collagenolysis. One such example is the progressive destruction of the periodontal ligament and alveolar bone in adult periodontitis. Similar degradative activity is associated with numerous other disorders and conditions, including, but not limited to, those in dermatology, such as acne and rosacea.

        Our license from SUNY also covers certain compounds that have shown potential in a number of preclinical models of excessive connective tissue breakdown. Our current research and development programs focus on the potential use of IMPACS compounds for a variety of disorders characterized by inflammation and connective tissue destruction. Additional research by SUNY researchers has been conducted to identify, synthesize and characterize a new generation of IMPACS compounds, and we have filed patent applications on the structure and use of these compounds.

Our Technology—SansRosa

        Our SansRosa technology was acquired as a result of the step acquisition of SansRosa in December 2005, and of the acquisition of rights to other related patents. It covers a class of compounds that have shown promise in reducing the redness associated with rosacea and other dermatological disorders, and we are formulating and developing a topical treatment for rosacea based on one or more of these compounds.

        Our lead SansRosa product, COL-118, brimonidine tartrate, is a highly selective a2-adrenoreceptor agonist. Adrenoreceptors are present on many tissues including smooth muscle cells within the blood vessels. Flushing reactions, including the erythema associated with rosacea, are caused by abnormal relaxation of small arteries and capillaries. Stimulating the adrenoreceptors present on smooth muscle cells will lead to a vasoconstriction and thereby mitigate the erythematous appearance. On August 23, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and efficacy of COL-118 for the treatment of erythema. The Phase II clinical study demonstrated a highly statistically significant dose-response relationship of COL-118 in the reduction of erythema with a side effect profile similar to placebo. We are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in 2008.

Our Technology—Restoraderm

        Our Restoraderm technology is a proprietary foam-based topical, dermal drug delivery system, which we acquired from a Swedish collaborator (Thomas Skold) in 2004. It is designed to enhance the dermal delivery of a variety of active ingredients and we believe it may be used as the platform on which to develop a portfolio of topical dermatological pharmaceuticals. The Restoraderm technology incorporates certain lipid compositions to enhance the natural skin barrier and facilitate the delivery of therapeutic active ingredients into the skin. We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescriptions and over the counter products based on the Restoraderm technology. We do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

        We recently received and responded to a notice alleging numerous breaches of, and purporting to terminate, the Asset Purchase and Product Development Agreement by and between the Company and Thomas Skold, dated as of August 19, 2004. We do not believe that there are grounds for such alleged breaches or termination and we are in discussions with Mr. Skold.

Our In-Licensed Technology—becocalcidiol

        Psoriasis affects approximately 7.5 million Americans. Plaque-type psoriasis (the most common type of psoriasis) is an inflammatory skin condition with reactive abnormal epidermal differentiation and hyperproliferation, or a high rate of cell division. It is characterized by raised, thickened, plaques of erythematous skin covered by silvery-white scales. Plaque-type psoriasis is most commonly found on the knees, elbows, and scalp but can appear anywhere on the body. In a 1998 survey conducted by the National Psoriasis Foundation, 79% of the psoriasis patients surveyed reported that the disease had a negative impact on their lives and 40% felt frustrated with the ineffectiveness of their current therapies.

        Although the exact cause of this skin disease is unknown, it is believed that immune-based inflammatory mechanisms initiate an accelerated growth of skin cells. This accelerated growth results in an agglomeration of skin cells on the surface of the epidermis, creating the thickened patches of scaly skin characteristic of the disease.

        Topical vitamin D analogs have the ability to inhibit the accelerated growth and promote the differentiation of keratinocytes in psoriatic skin. In addition, vitamin D analogs may also act by inhibiting cytokine production by keratinocytes or lymphocytes. Calcipotriene, the most thoroughly studied of the vitamin D analogs, was first approved in Europe in the early 1990s. It has been shown to be comparable or slightly more effective than class II corticosteroid ointments.

        However, while calcipotriene ointment was shown to be effective, adverse events were also noted. Besides being a skin irritant for a significant portion of patients, vitamin D analogues can also have a negative impact on calcium metabolism, which have limited their use.

        Becocalcidiol has a similar structure to the native vitamin D hormone and is proposed for the treatment of mild-to-moderate plaque psoriasis. Presented as a topical dermatological application, the development product is named COL-121. On January 14, 2008, we announced that we had initiated a Phase II, double-blind, placebo- and active-controlled, dose-finding clinical trial to evaluate the safety and efficacy of becocalcidiol, for the treatment of psoriasis.

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

        In June 2005, we announced the positive outcome of two Phase III double-blind, placebo-controlled clinical studies designed to evaluate the safety and efficacy of Oracea, doxycycline (controlled release capsules) 40 mg, for the treatment of rosacea. The two double blind, placebo-controlled Phase III clinical studies were identical in design and conducted concurrently.

        Patients were administered either Oracea or placebo once a day for 16 weeks. A total of 537 patients were enrolled in 28 centers across the United States. At baseline, Oracea and placebo patients had a mean lesion count of 20.0 and 20.8, respectively. Using the Investigator's Global Assessment (IGA) score, a subjective 5-point scale measuring disease severity, more than 90% of all patients in both treatment groups were characterized as moderately to severely affected.

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

        As secondary endpoints, the change in IGA score and the "dichotomized" IGA at week 16 were analyzed. "Dichotomized" IGA measures the percentage of patients who were clear or near clear at the end of the study. Oracea-treated patients fared much better than placebo patients as evidenced by a statistically significant change from baseline in IGA with p-values of less than 0.001 and p=0.004 for the two studies, respectively. In the analysis of "dichotomized" IGA, there was a statistically significant, greater number of patients who were clear or near clear at the end of the study in the Oracea group compared to the placebo group, with p=0.036 and p=0.012, respectively.

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

        On January 17, 2008 we announced results of a Phase IV dose-comparison study designed to evaluate the safety and efficacy of Oracea once daily versus doxycycline 100 mg once daily for the treatment of rosacea.

        Doxycycline at much higher doses is often prescribed off-label by dermatologists for the treatment of rosacea. The study demonstrated that the higher, antimicrobial dose does not provide a greater clinical benefit than the anti-inflammatory dose of 40 mg, controlled release. However, the higher dose was associated with a significantly higher incidence of adverse events.

        This prospectively randomized, double blind, placebo-controlled clinical study enrolled 91 patients at 7 investigational centers across the United States. The study had two arms, and patients were treated once daily with either 100 mg of doxycycline or Oracea (40 mg doxycycline, controlled release). Both treatments were administered as an adjunct to topical MetroGel 1%. The treatment duration was 16 weeks, and patients were evaluated for efficacy and adverse events at baseline and at weeks 4, 8, 12 and 16.

        The primary endpoint was mean change in total inflammatory lesion count from baseline to the week 16 visit. Patients in the Oracea group had an average of 19.8 inflammatory lesions at baseline and experienced a decrease in lesion count of 12.5 lesions, compared with 17.7 lesions at baseline and a decrease of 12.2 lesions in the doxycycline, 100 mg group. The difference between the treatment groups is neither clinically nor statistically significant (p-value = 0.83). In addition, there were no differences observed between the treatment groups regarding the secondary endpoints of the IGA and Clinician's Erythema Assessment, (CEA) with p-values of 0.86 and 0.50, respectively. The CEA is a five-point scale ranging from 0 to 4, with grade 0 described as clear skin with no signs of erythema and grade 4 described as severe erythema characterized by a fiery redness.

        In contrast, a clear difference was observed between the two treatment groups in the incidence of adverse events, primarily gastrointestinal reactions. Gastrointestinal adverse events, including nausea, vomiting, diarrhea and stomach discomfort, were observed in 26% of patients administered 100 mg of doxycycline versus only 5% in the Oracea group.

        The total expenses incurred through December 31, 2007 relating to the development of Oracea, including post FDA approval studies, were approximately $11.3 million.

Clinical Developments—COL-118

        In the fourth quarter of 2006, we initiated a Phase I clinical trial evaluating COL-118 for the treatment of erythema (redness associated with rosacea) and other skin disorders. This Phase I study was clinically completed in February 2007.

        On August 23, 2007 we announced the results of a Phase II dose-finding study designed to evaluate the safety and efficacy of COL-118 for the treatment of erythema. Erythema is a bright skin redness associated with erythematous rosacea and other dermatological conditions. COL-118 is a topical formulation that incorporates a compound believed to reduce erythema by constricting enlarged blood vessels in facial tissue. The Phase II clinical study demonstrated a highly statistically significant dose-response relationship of COL-118 in the reduction of erythema, with a side effect profile similar to the vehicle control.

        The double blind, placebo-controlled, Phase II study enrolled 110 patients at 6 centers. The study had four arms, and patients were treated with one of three concentrations of COL-118 or a vehicle control. The treatment duration was 28 days, with a 28-day follow up. Patients applied COLl-118 or vehicle daily throughout the treatment period. On Days 1, 14 and 28, each patient applied COL-118 once in the investigator's office and was assessed at set intervals during the day using various scores, including the CEA.

        The primary clinical endpoint of this study was a reduction in average CEA score across all visits compared to baseline. At baseline, all patients had moderate to severe erythema and scored either grade 3 or 4.

        The study successfully demonstrated a strong dose response relationship and achieved its primary endpoint. The average reductions in CEA in patients who had received the mid and the high doses of COL-118 were substantially greater across all visits than that of patients receiving the vehicle control. At the Day 28 visit, the average reduction in CEA in patients who had received the high dose was 1.6 at peak efficacy compared to an average peak reduction in the vehicle of 0.7, with a p-value of <0.001.

At peak efficacy on Day 28, the average reduction in CEA in patients who had received the mid dose was 1.3 (p<0.05), and the average reduction in CEA in patients who had received the low dose was 1.0 (p=0.2).

Clinical Developments—becocalcidiol

        On May 15, 2007, we entered into the Sub-License Agreement with QuatRx to develop and commercialize becocalcidiol, a patented vitamin D analogue developed by QuatRx that is currently in clinical development for the topical treatment of mild to moderate psoriasis. Unlike all other vitamin D-based treatments for psoriasis, becocalcidiol does not appear to induce hypercalcemia, a significant dose-limiting toxicity. According to the National Institutes of Health, approximately 7.5 million Americans have psoriasis, a non-contagious, chronic skin disease characterized by itching and red, scaly patches of skin The Sub-License Agreement provides us with an exclusive right, with the right to grant sub-licenses, under various patents, patent applications and potential future patent applications to develop and sell products containing becocalcidiol, or the Products, for the topical treatment psoriasis and other skin diseases. The license granted under the Sub-License Agreement is worldwide in coverage with the exception of Japan.

        On January 14, 2008, we announced that we had initiated a Phase II, double blind, placebo- and active-controlled, dose-finding clinical trial to evaluate the safety and efficacy becocalcidiol, for the treatment of psoriasis. Results from an earlier Phase II trial demonstrated a dose-response relationship for becocalcidiol in the treatment of psoriasis. The current trial is designed to further explore and optimize the treatment regimen.

        The study will enroll 300 patients with mild to moderate psoriasis at 20 investigational centers across the United States. The placebo- and active-controlled study will evaluate three concentrations of becocalcidiol administered once daily versus a vehicle and active control over a 12-week period.

Clinical Developments incyclinide

        incyclinide is a second generation compound from our IMPACS technology and demonstrated a range of potent anti-inflammatory activities in various preclinical and clinical studies. In 2005, we announced results from a Phase II clinical trial evaluating incyclinide as a treatment for rosacea. The Phase II study was designed to establish proof of principle for incyclinide as a potential treatment for a dermatologic condition. In this double blind, placebo-controlled clinical study, patients with rosacea were administered either incyclinide or placebo once a day for 28 days. Data was collected at baseline, Day 14, Day 28 and Day 42. Primary efficacy parameters measured the changes from baseline to endpoint (Day 42) in total inflammatory lesion count and the clinician's erythema score.

        The study enrolled 14 patients with a mean age of 50.1 years. Eight patients received 10 mg of incyclinide once daily and six patients received placebo once daily. At baseline, incyclinide and placebo patients had mean lesion counts of 23.4 and 23.0, respectively. Using the IGA score, the two patient groups were characterized as moderately to severely affected by the disease.

        The study achieved its primary endpoint, demonstrating a greater reduction in inflammatory lesion count from baseline for the incyclinide treated patients compared to the patients on placebo. At endpoint (Day 42), incyclinide patients had a mean reduction of 12.8 lesions while placebo patients showed an increase of 2.3 lesions. This difference was statistically significant (p=0.0213). Importantly, the onset of action was rapid, with approximately 80% of the reduction in lesion count observed at Day 42 was already present at Day 14. At endpoint, 75% of all incyclinide treated patients were clear or near clear of disease symptoms as measured by the IGA score. Erythema showed a slightly better improvement in the incyclinide group, with a 2.5 point reduction in the clinician's erythema assessment score for the incyclinide group compared to a 1.7 point reduction for the placebo group. incyclinide was well-tolerated and the adverse event profile was unremarkable.

        In the fourth quarter of 2005, we announced the initiation of a Phase II, double blind, placebo-controlled, dose-finding clinical trial to evaluate the safety and efficacy of incyclinide for the treatment of acne. We reported these results in March 2007.

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

        On March 29, 2007, we announced that we had commenced enrollment of patients in a 40 mg cohort of our Phase II double blind, placebo-controlled, dose-finding clinical trial to determine the appropriate dose for Phase III testing of incyclinide in the treatment of acne. On May 2, 2007, we learned that one patient had experienced apparent significant photo-toxicity, a known side effect of tetracyclines, while participating in the 40 mg cohort and we suspended enrollment of all new patients in this study. On May 7, 2007, we learned of another patient who had experienced apparent photo-toxicity and we announced that we had discontinued treatment of all enrolled patients.

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

Preclinical and Other Research and Development Activities

Restoraderm

        We have acquired all rights, title and interest to the Restoraderm technology. We have formulated various prescriptions and over the counter products based on the Restoraderm technology. We do not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products.

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

        Our IMPACS technology is licensed from SUNY, referred to herein as the SUNY License, and other academic and research institutions collaborating with SUNY. Twenty-nine United States patents and United States patent applications held by SUNY are licensed to us under the SUNY License. We have also licensed technology from Supernus Pharmaceuticals, Inc., or Supernus, successor in interest to Shire Laboratories, Inc. In addition to the patents and patent applications licensed from SUNY, which represent the core technology, and the technology licensed from Supernus, we also own or have rights to other technologies for which applications for United States patents have been filed and have been issued. This includes various independently developed inventions relating to the uses of tetracyclines, as well as the SansRosa technology, the Restoraderm technology and the technology we have sub-licensed from QuatRx relating to becocalcidiol. A total of four United States patents are issued, and approximately eleven United States patent applications are pending, relative to these technologies. Applications corresponding to each are pending pursuant to the United States Patent Cooperation Treaty in various foreign jurisdictions.

Acquired and Licensed Intellectual Property

        Under the SUNY License, we have an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions.

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

        In February 2002, we announced that we had licensed Restoraderm, a topical drug delivery technology. In August 2004, we purchased all right, title and interest in this technology, pursuant to the terms of an Asset Purchase and Product Development Agreement, or the Restoraderm Purchase Agreement. The Restoraderm Purchase Agreement superseded our Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Restoraderm Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We are also required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million as well as royalty and sublicense fees upon product commercialization. As of December 31, 2007, approximately $900,000 of these milestone and sublicense fees had been paid by us.

        On June 10, 2002, we executed a Development and Licensing Agreement with Supernus pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash. Through December 31, 2007, the total milestone payments made to Supernus related to Oracea were $2.5 million. For rosacea-indicated development, these future payments could total up to $1.0 million in the aggregate and relate primarily to international approval and international commercialization of Oracea. Under the agreement, we must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology, including Oracea. We began incurring royalties to Supernus in the third quarter of 2006 as a result of our July 2006 launch of Oracea.

        On December 14, 2005, we executed a Share Purchase Agreement, the SansRosa Purchase Agreement, with SansRosa and all of the existing shareholders of SansRosa, or the SansRosa Shareholders, pursuant to which we acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750,000. In 2006, we acquired additional shares of the outstanding stock in exchange for a payment of $100,000 which was offset by the payment to a third party to acquire the related technology. In 2007, we acquired additional shares of the outstanding stock in exchange for a payment of $250,000. Our total ownership in SansRosa at December 31, 2007 is 71%. For accounting purposes, the 2005 SansRosa acquisition was treated as the acquisition of in-process research and development. The cost of the acquisition was charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, we have the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, we will pay the SansRosa Shareholders an additional $4.0 million to $6.0 million. The agreement also provides for royalty payments to the SansRosa Shareholders if future product sales incorporate the SansRosa technology.

        On May 15, 2007, we entered into the Sub-License Agreement with QuatRx to develop and commercialize becocalcidiol, a patented Vitamin D analogue that is currently in clinical development for the topical treatment of mild to moderate psoriasis. becocalcidiol was invented by Hector F. DeLuca and is covered by patents assigned to the Wisconsin Alumni Research Foundation and licensed to Deltanoid Pharmaceuticals and QuatRx. The Sub-License Agreement provides us with an exclusive right, with the right to grant sub-licenses, under various patents, patent applications and potential future patent applications, to develop and sell Products for the topical treatment psoriasis and other skin diseases. The license granted under the Sub-License Agreement is worldwide in coverage with the exception of Japan. In exchange for the license, we paid QuatRx an upfront fee of $1.5 million and assumed all further costs of developing becocalcidiol for the topical treatment of skin diseases. We also agreed to pay QuatRx additional fees upon the achievement of certain development and sales milestones, including $1.5 million when the first patient enrolls in a Phase III trial, $2.0 million when a new drug application, or NDA, for a Product is accepted for review by the FDA and $3.0 million when an NDA is approved. Additional fees will be paid upon achievement of certain commercial milestones. In addition, we agreed to make royalty payments to QuatRx based on annual future Product sales during country-specific royalty terms, each extending until the later of (i) the expiration or invalidity of the last QuatRx-owned or licensed patent in the country covering the topical use of becocalcidiol to treat skin diseases, or (ii) ten years from the first commercial sale in the country of Products sold by us under the license.

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

        Twenty-nine United States patents and United States patent applications held by SUNY are licensed to us under the SUNY License. SUNY also has obtained patents in certain European countries, Canada and Japan, and has pending patent applications in certain other foreign countries that correspond to its United States patents relating to methods of use of tetracyclines. Over eighty patents have been issued in foreign countries. All of SUNY's United States and foreign patents expire between 2014 and 2021.

        Our Oracea product is covered by various patents and patent applications, including the 267 Patent, and the 572 Patent. The 267 Patent covers the use of sub-antimicrobial doses of tetracyclines, including Oracea, for the treatment of acne and acne rosacea. The 572 Patent covers the use of tetracyclines in a sub-antibiotic amount, including Oracea, specifically for the treatment of papules and pustules associated with rosacea.

        Our lead SansRosa product, COL-118, is the subject of various pending U.S. patent applications, including U.S. Patent Application No. 10/853,585. The application seeks protection for a method of reducing redness associated with rosacea comprising topically administering our COL-118 product.

        The patents that we have licensed covering our becocalcidiol product candidate are U.S. Patent No. 5,843,928, which covers hundreds of thousands of Vitamin D compounds, including becocalcidiol; U.S. patent No. 6,627622, which covers the becocalcidiol molecule; U.S. patent No. 6,887,860, which covers the use of becocalcidiol to treat psoriasis; and U.S. patent No. 6,835,723, which covers crystalline becocalcidiol and a purification method for becocalcidiol that includes crystallization. These patents expire between 2017 and 2022.

Government Regulation

        Government authorities regulate research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of the products we develop and market. In the United States, the FDA regulates Oracea, Periostat, Alcortin and Novacort and our products in development as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Both before and after approval or clearance of our products, failure to comply with FDA requirements may subject us to administrative or judicial sanctions, such as the FDA's refusal to approve pending applications or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approvals, import detentions, injunctions, and/or criminal prosecution.

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

        Though Oracea is also classified by the FDA as an antibiotic, the following language in the prescribing information for Oracea differs from labeling for antibiotics with antimicrobial actions: "The dose of Oracea differs from that of doxycycline used to treat infections." In addition, the prescribing information for Oracea includes a section on microbiology which states, "The plasma concentrations achieved with Oracea during administration are less than the concentration required to treat bacterial diseases. In vivo microbiological studies utilizing a similar drug exposure for up to 18 months demonstrated no detectable long-term effects on bacterial flora sampled from the oral cavity, skin, intestinal tract and vagina. Oracea should not be used for treating bacterial infections, providing antibacterial prophylaxis, or eliminating microorganisms associated with any bacterial disease."

        Approved and cleared drugs remain subject to comprehensive regulation by the FDA while they are being marketed. For example, marketers and manufacturers of approved and cleared drugs are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotional labeling for their products. The FDA does not permit marketing or promotion of an approved or cleared drug product for an unapproved or uncleared use. Also, quality control and manufacturing procedures must continue to conform to the FDA's requirements for cGMP after approval. Accordingly, we, our manufacturers, and our suppliers must continue to expend time, money, and effort to maintain compliance with manufacturing requirements and other aspects of regulatory compliance. The FDA periodically inspects manufacturers to assess compliance with manufacturing and other requirements. We buy bulk active ingredient for Oracea, Periostat and our products in development from third party suppliers and finish the products in third party manufacturing facilities.

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

        Oracea is one of many treatments frequently prescribed for rosacea. These include branded and generic oral tetracycline products, topical formulations such as branded and generic metronidazole, azelaic acid and sodium sulfacetamide/sulfur products. Many of these products that complement Oracea, have been sold and promoted for years and have been established as useful and safe in the treatment of rosacea.

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

Dental

        In September 1998, the FDA granted United States marketing approval for Periostat as an adjunct to SRP to promote attachment level gain and reduce pocket depth in patients with adult periodontitis. Periostat was made available for prescription use in November 1998 and was fully launched commercially in January 1999. In May 2005, a third party generic version of Periostat was introduced to the dental market and we discontinued all selling and promotional activities for Periostat and the Atrix Products. Based on data provided by a leading independent prescription tracking service, we estimate that Periostat's share of the 20 mg doxycycline market was approximately 2.7% at December 31, 2007.

Employees

        We have historically outsourced our manufacturing, clinical trials, NDA preparation, warehousing, distribution and other activities. We intend to continue to outsource many of the activities that we have historically outsourced. As of December 31, 2007, we employed 147 persons. Each of our management personnel has had extensive prior experience with pharmaceutical, biotechnology or medical products companies. We cannot be certain that we will be able to recruit and retain qualified inside sales and marketing personnel, distributors or marketing partners or that our marketing and sales efforts will be successful. Currently, none of our employees are covered by collective bargaining agreements. In general, our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent.

Item 1A.    Risk Factors.

        Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding revenues, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our preclinical, clinical and development programs and our dermatology franchise. Forward-looking statements may be identified by the use of forward-looking terminology such as "believe," "could increase the likelihood," "hope," "target," "project," "goals," "potential," "predict," "might," "expect," "intend," "is planned," "should," "will enable," "would be expected," "look forward," "may provide," "would," "may," "could," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms.

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

        If the merger contemplated by the definitive merger agreement entered into on February 25, 2008 with Galderma Laboratories, Inc. does not occur, we may have to pay a termination fee, will have incurred significant expenses and may experience disruption.

        On February 25, 2008, we entered into a definitive merger agreement with Galderma Laboratories, Inc. The merger agreement provides for Galderma to commence a tender offer to acquire our common stock at a price of $16.60 per share in cash. In the second step, the tender offer will be followed by a merger in which the holders of the outstanding shares of our common stock not tendered in the offer will receive the same cash price per share paid in the tender offer. Upon completion of the merger, we will become a wholly-owned subsidiary of Galderma. The tender offer commenced on March 10, 2008 and the transaction is expected to close before the end of the second quarter of 2008.

        The transaction may be delayed or even abandoned before completion if certain events occur resulting in a Company Material Adverse Effect, or if regulatory approvals are not forthcoming. The definitive merger agreement defines a "Company Material Adverse Effect" as any change, event, occurrence, state of facts or development which has a material adverse effect on (1) our, and our subsidiaries', business, results of operations or financial condition, taken as a whole or (2) our ability to perform our obligations under the merger agreement or to consummate the transactions contemplated by the merger agreement by the Outside Date (as defined in the merger agreement); provided that with respect to clause (1) above, Company Material Adverse Effect shall not include any changes, events, occurrences, state of facts or developments, to the extent arising out of or resulting from (i) changes after the date of the merger agreement in conditions generally in the United States or global economy or in the capital or financial markets, including changes in interest or exchange rates, (ii) changes after the date of the merger agreement in general legal, regulatory, political, economic or business conditions or changes in generally accepted accounting principles that, in either case, generally affect the industry in which we or our subsidiaries conduct business, (iii) the negotiation, execution, announcement or performance of the merger agreement or the consummation of the transactions contemplated thereby, including the impact thereof on relationships, contractual or otherwise, with customers, suppliers, distributors, partners, collaborators or employees, (iv) acts of war, sabotage or terrorism, or any escalation or worsening of any such acts of war, sabotage or terrorism threatened or underway as of the date of the merger agreement, (v) storms, earthquakes or other natural disasters, (vi) the initiation of any litigation by any of our stockholders relating to the merger agreement, the tender offer or the merger, (vii) any decline in the market price, or change in trading volume, of our common stock or any failure by us to meet publicly announced revenue or earnings projections; provided that the underlying changes, events, occurrences, state of facts or developments that caused or contributed to any such decline, change or failure may otherwise be taken into consideration in determining whether a Company Material Adverse Effect has occurred, (viii) any delay after the date of the merger agreement in any of our ongoing research programs resulting from any adverse changes, developments, circumstances, events or occurrences, or (ix) any action taken by us or any of our subsidiaries which is expressly required by the merger agreement or that has been expressly consented to by Galderma under the terms of the merger agreement, except in each of cases (i), (ii), (iii), (iv), (v), (vi) and (vii), to the extent that such changes affect us or any of our subsidiaries in a disproportionate manner relative to other participants in the businesses and industries in which we or our subsidiaries operate.

        We may terminate the merger agreement under certain circumstances, including if our board of directors reasonably determines that it has received an unsolicited bona fide "Superior Proposal," as defined in the merger agreement. In the event of such termination, we would have to pay a fee of $12,600,000 to Galderma, or the Termination Fee, and certain fees and expenses of Galderma incurred in connection with the transactions up to $1,000,000. In addition, if the merger agreement is terminated under certain circumstances, and within twelve (12) months after the date of such termination we enter into a definitive agreement providing that, or consummates a transaction whereby, more than a majority of the assets of, or the equity interests in, us are acquired by a third party, we will be obligated to pay Galderma the Termination Fee and the payment of expenses on the date such agreement is entered into or such transaction is consummated, whichever is earlier.

        We cannot predict whether the closing conditions set forth in the merger agreement will be satisified. As a result, we cannot assure you that the transactions contemplated by the merger agreement will be completed. If the closing conditions set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transactions are not completed for any other reason, the market price of our common stock may decline. In addition, if the transaction contemplated by the merger agreement does not occur, we will nonetheless remain liable for significant extraordinary expenses that it has incurred related to the transaction. The majority of such expenses would relate to legal and banking fees and may be substantial.

        If the transaction contemplated by the definitive merger agreement entered into on February 25, 2008 with Galderma does not occur, we may also experience loss of key personnel and significant disruption in our sales and our organization. As a result there may be delays before we can achieve pre-transaction levels of activity in various functions, including sales and research and development, which may have a material adverse effect on our financial performance and also affect the price of our common stock. In addition, failure to complete the contemplated transactions may substantially limit our ability to grow and implement our current business strategies.

        We depend heavily on the commercial success of Oracea. If we are unable to commercialize Oracea successfully, our business will be materially harmed.

        We have invested a significant portion of our recent efforts and financial resources in the development of Oracea for the treatment of rosacea. Our ability to generate substantial product revenues from Oracea will depend heavily on the successful commercialization of Oracea. While we have generated revenue from Oracea since the product's July 2006 launch, it is premature to determine the future success and growth, if any, of the Oracea product brand. The success of Oracea will depend primarily on the acceptance of the product by patients, the medical community and third party payors.

        Although we currently derive additional revenue from marketing and/or selling other products other than Oracea (Periostat and the Primus products) our revenue and profitability in the near future will depend on our ability to market and sell Oracea successfully.

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

        Market exclusivity in the United States is, however, not available to drugs that contain an active ingredient that has already been approved as an antibiotic and marketed prior to 1998. On January 19, 2005, the United States District Court for the District of Columbia upheld the FDA's application of this principle to Periostat and determined that Periostat was not entitled to market exclusivity because its active ingredient, doxycycline, had previously been approved as an antibiotic. Because Oracea also contains doxycycline as its active ingredient, it will also not be entitled to market exclusivity.

        In the European Community regulatory market exclusivity is a function of how long the competent authorities may determine that data submitted in marketing approval applications may not be referenced by others. The period of so-called data exclusivity to which a new product may be entitled can vary from zero to eleven years to none at all. The length of the period depends on how a product is classified and can turn on the application of regulatory standards of which there has been no authoritative interpretation to date. We cannot predict what period of data exclusivity, if any, may be enjoyed by Oracea in the European Community.

        With limited or no market exclusivity it could be more difficult for us to prevent competitors from seeking approval for copies of our proprietary products, and in such a case the value of such products would be materially adversely affected. Without market exclusivity, generic versions of our products could quickly gain market entry if they meet regulatory approval criteria. Thus, despite the FDA's May 2006 approval of Oracea, because it will not be entitled to market exclusivity, third parties may enter the market which would materially harm our business.

        If we are not able to obtain and enforce patent protection for Oracea or our other product candidates, our ability to commercialize Oracea and our product candidates successfully will be harmed and we may not be able to operate our business profitably.

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

        Our pending patent applications may not result in issued patents, or may result in patents that do not cover our future products. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

        A number of our pending patent applications are related and include claims that are intended to cover Oracea.

        However, our issued patents relating to Oracea, and if issued, our other patents relating to Oracea and COL-118 may not contain claims sufficiently broad to protect us against third parties with similar products, or provide us with any competitive advantage. Moreover, once issued, any of our patents may be challenged, narrowed, invalidated or circumvented. In addition, the patent rights in our products that derive from claims under method of use patents may be hard to assert or enforce if medical professionals prescribe or dispense similar (including generic), though non-approved, doxycycline products for indications covered by our patents. If our patents are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

        We cannot assure you that our pursuit of business in the dermatology market will be successful.

        We continue to implement our plans to expand into the dermatology market. In May 2006, the FDA approved Oracea for the treatment of rosacea in adults, and in July 2006, we commenced our trade launch of Oracea in the United States. While we have begun to generate revenue from Oracea sales in connection with the product's July 2006 trade-launch, it is premature to determine the future success and growth, if any, of the Oracea product brand. We continue to seek additional product licensing opportunities to enhance our near-term offerings to the dermatology market. Even if we succeed in our efforts to identify and license additional products, it is not possible to guarantee that in licensed products will continue indefinitely to be available to us. For instance, on February 1, 2007, we received written notice of termination of our agreement with Altana Inc., which terminated our rights in Pandel effective November 1, 2007.

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

        Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Other than Oracea and Periostat, we have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Securing FDA and other comparable authority approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA and other comparable authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

        We do not have the resources, facilities or capabilities to manufacture any of our products or product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent on contract manufacturers for commercial scale manufacturing of our products or product candidates in accordance with regulatory standards.

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

        We entered into an agreement effective December 31, 2005 with Cardinal Health PTS, now known a Cardinal Health Catelent, or Catalent, pursuant to which Catalent has agreed to manufacture Oracea for us. We intend to contract with additional manufacturers for the commercial manufacture of an Oracea capsule. We believe, however, that it could take up to one year to validate successfully a secondary manufacturer. We cannot be certain that we will be able to enter into additional agreements on acceptable terms, if at all. In the event that we are unable to obtain sufficient quantities of doxycycline or Oracea on commercially reasonable terms or in a timely manner, our business, financial condition and results of operations would be materially adversely affected.

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

        We expect that our research and development expenses will increase in connection with our ongoing activities and that we will incur significant commercialization expenses as we expand our marketing and sales efforts. We will need additional funding to meet these additional expenses and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs and commercialization activities. If we generate revenues and incur expenses at our anticipated levels, we anticipate that our current cash, cash equivalents and short-term investments at December 31, 2007 will be sufficient to fund our operations through at least the end of 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. Our future funding requirements will depend on many factors, including:

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

        As part of our plans to expand into the dermatology market, we will need to conduct extensive testing of our product candidates, pursuant to protocols that measure end points agreed with the FDA or other regulatory agencies. We cannot guarantee that Phase I, Phase II, or Phase III testing for our product candidates in development will be completed successfully within any specified period of time, if at all. Many products that initially appear promising are found, after clinical evaluation, not to be safe and effective. Also, we, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        If we are required to conduct additional clinical trials or other studies beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of this occurs, our business will be materially impacted.

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

        Our revenues and profits depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

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

        Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for our products could have a material adverse effect on our operating results, overall financial condition and cash flows.

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

        Acquisitions present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions.

        We may in the future acquire complementary companies, products and technologies. Such acquisitions involve a number of risks, including:

  •
  we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

  •
  we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

  •
  we may have difficulty incorporating the acquired technologies;

  •
  we may face product liability risks associated with the sale of the acquired company's products;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

  •
  we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

  •
  the acquisition may result in litigation from terminated employees or third-parties; and

  •
  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

        These factors could have a material adverse effect on our operating results, our overall financial condition and cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

        The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

        We depend upon certain key relationships to generate much of the technology required to maintain our competitive position in the marketplace.

        Our IMPACS technology is licensed under the SUNY License and academic and research institutions collaborating with SUNY. Under the SUNY License, we have an exclusive worldwide license to SUNY's rights in certain patents and patent applications to make and sell products employing tetracyclines to treat certain disease conditions. The SUNY License imposes various payment and reporting obligations on us, and our failure to comply with these requirements permits SUNY to terminate the SUNY License. If the SUNY License is terminated, we would lose our right to exclude competitors from commercializing similar products, and we could be excluded from marketing the same products if SUNY licensed the underlying technology to a competitor after terminating the SUNY License. The SUNY License is terminable by SUNY on 90 days prior notice only upon our failure to make timely payments, reimbursements or reports, if the failure is not cured by us within 90 days. The termination of the SUNY License, or the failure to obtain and maintain patent protection for our technologies, would have a material adverse effect on our business, financial condition, liquidity and results of operations.

        If our products cause injuries, we may incur significant expense and liability.

        Our business may be adversely affected by potential product liability claims arising out of the testing, manufacturing and marketing of, Oracea, Periostat and other products developed by or for us or for which we have licensing or promotion and cooperation rights. We continually evaluate the limits and adequacy of our product liability insurance coverage and currently have an aggregate of $10.0 million in product liability insurance covering Oracea, Periostat and our product candidates and products for which we have licensing or promotion and cooperation rights.

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

        The following table sets forth the high and low last sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2005 through December 31, 2007, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
March 31, 2005	$7.52	$4.50
June 30, 2005	$7.61	$3.99
September 30, 2005	$9.95	$7.15
December 31, 2005	$12.07	$8.50
March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35
March 31, 2007	$15.58	$12.70
June 30, 2007	$14.48	$9.91
September 30, 2007	$13.49	$8.98
December 31, 2007	$10.68	$7.49

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We own no real property. Our principal executive offices, located at 41 University Drive, Suite 200, Newtown, Pennsylvania, consist of 18,163 square feet of leased space. Our lease for such premises continues through July 2009.

Item 3.    Legal Proceedings.

        On March 5, 2008, Marie Ackerbauer, one of our stockholders, filed a complaint captioned Ackerbauer v. Stewart et al., Docket No. 0802280-33-1, in the Court of Common Pleas of Bucks County, Commonwealth of Pennsylvania. This complaint purports to bring claims individually and as a class action on behalf of our public stockholders, and names as defendants us, all of our directors except Robert A. Beardsley, Galderma Laboratories, Inc. and Galderma Acquisition Inc. The complaint alleges that the sale of our company to Galderma constituted a breach of the fiduciary duties owed by our directors to our stockholders and that we and Galderma aided and abetted such breach. The compliant seeks relief including, among other things, the preliminary and permanent injunction of any acquisition of our company until our Board of Directors, "has taken all steps to ensure a fair and proper process to maximize value," for all of our stockholders, the injunction of payment of any termination fee to Galderma or its affiliates, and unspecified damages (including fees and expenses). While the outcome of litigation can never be assured, we believe the claims asserted by the plaintiff are without merit and we intend to defend the action vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Since June 20, 1996, our common stock has traded on the NASDAQ Global Market under the symbol "CGPI."

        The following table sets forth the high and low closing sale prices per share for our common stock for each of the quarters in the period beginning January 1, 2006 through December 31, 2007, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
March 31, 2006	$14.80	$11.27
June 30, 2006	$14.67	$10.52
September 30, 2006	$13.22	$8.52
December 31, 2006	$14.65	$11.35
March 31, 2007	$15.58	$12.70
June 30, 2007	$14.48	$9.91
September 30, 2007	$13.49	$8.98
December 31, 2007	$10.68	$7.49

Holders

        As of March 3, 2008, the approximate number of holders of record of our common stock was 83 and the approximate number of beneficial holders of our common stock was 2,865 as of March 3, 2008.

Dividends

        We have never declared or paid any cash dividends on our common stock. Except as set forth below, we intend to retain earnings, if any, to fund future growth and the operation of our business. On May 12, 1999, we consummated a $20.0 million financing through the issuance of our Series D Cumulative Convertible Preferred Stock, or Series D Stock. As a result of such financing, we had certain common stock dividend obligations and continue to have certain cumulative cash dividend obligations to the holders of the Series D Stock, who now hold Series D-1 Stock as a result of the Restructuring and Exchange Agreement we executed with such holders on December 15, 2005. Such arrangement also limits our ability to declare dividends to our common stockholders. In addition, our ability to declare dividends to our common stockholders is further limited by the terms of our credit facility with SVB, which expires on October 9, 2008.

Equity Compensation Plan Information

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 6.    Selected Consolidated Financial Data.

        The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2007 and our consolidated balance sheets as of December 31, 2007 and 2006 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at "Item 15. Exhibits and Financial Statement Schedules" herein. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 15. Exhibits and Financial Statement Schedules" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands except for per share data)
Revenues:
Net product sales	$62,236	$24,448	$25,736	$51,739	$49,038
Contract revenues	978	1,390	481	237	3,122
License revenues	130	64	188	170	699
Grant revenues	242	471	—	—	—

Total revenues	63,586	26,373	26,405	52,146	52,859
Operating expenses:
Cost of product sales	7,415	5,473	5,885	7,446	7,362
Research and development	20,883	15,394	13,986	8,843	5,462
Selling, general and administrative	47,253	40,925	25,242	29,417	32,968
Restructuring charge	—	—	1,184	348
Legal settlement	—	—	—	2,000	700
Gain on sale of U.K. and European dental assets	—	—	—	(2,980)

Operating (loss) income	(11,965)	(35,419)	(19,892)	7,072	6,367
Interest income	3,121	2,001	1,087	421	148
Interest expense	(30)	(16)	—	—	—
Other income (expense)	80	—	—	2	(3)

(Loss) income before income taxes	(8,794)	(33,434)	(18,805)	7,495	6,512
Income taxes	—	—	—	967	85

Net (loss) income	$(8,794)	$(33,434)	$(18,805)	$6,528	$6,427

Net (loss) income allocable to common stockholders	$(10,922)	$(35,362)	$(24,212)	$4,928	$4,827

Basic net (loss) income per share allocable to common stockholders	$(0.51)	$(1.98)	$(1.67)	$0.35	$0.40

Diluted net (loss) income per share allocable to common stockholders	$(0.51)	$(1.98)	$(1.67)	$0.34	$0.38

Shares used in computing basic per share amounts	21,374,082	17,902,257	14,480,779	14,264,687	12,094,638
Shares used in computing diluted per share amounts	21,374,082	17,902,257	14,480,779	14,500,637	12,836,364

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands except for per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalants and short-term investments	$64,188	$65,830	$44,425	$38,645	$32,670
Working capital	$60,278	59,636	34,643	39,714	32,010
Total assets	$76,840	79,207	49,165	52,346	44,132
Accumulated deficit	(133,377)	(123,500)	(89,138)	(64,926)	(69,854)
Total stockholders' equity	$57,711	$62,302	$35,668	$41,215	$33,956

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our management's discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, "Risk Factors."

Overview

        CollaGenex Pharmaceuticals, Inc. and subsidiaries is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. We currently market three prescription pharmaceutical products to the dermatology market through our professional dermatology sales force and generate revenues from one other prescription pharmaceutical product that we continue to sell to the dental market. In May 2006, the United States Food and Drug Administration, or the FDA, granted us marketing approval for Oracea® for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea. In July 2006, we launched Oracea to the U.S. dermatology community.

        On February 25, 2008, we entered into a definitive merger agreement with Galderma Laboratories, Inc., or Galderma, and Galderma Acquisition Inc., a wholly-owned subsidiary of Galderma. Under the terms of the merger agreement, Galderma will commence a tender offer to purchase all outstanding shares of our common stock at a price of $16.60 per share in cash. The tender offer will be conditioned upon, among other things, at least a majority of our shares outstanding being tendered, assuming the full exercise of all options, warrants, convertible securities or similar obligations and the issuance of all shares that we would be obligated to issue in connection with the full exercise of such securities, excluding our outstanding Series D-1 Cumulative Convertible Preferred Stock, or Series D-1 Stock.

        Upon completion of the merger, we will become a wholly-owned subsidiary of Galderma. Certain holders of our Series D-1 Preferred Stock, representing 95% of the outstanding Series D-1 Stock and approximately 9% of our common shares on a fully diluted basis, have entered into an agreement to sell their shares of Series D-1 stock to Galderma immediately following, but subject to, the closing of the tender offer at the price paid in the offer with respect to the underlying common stock. The tender offer commenced on March 10, 2008 and the transaction is expected to close before the end of the second quarter of 2008. The closing of the tender offer and Galderma's obligation to pay for all shares tendered is subject to certain other conditions, including: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of certain legal impediments to consummation of the tender offer; the continued accuracy of our representations and warranties in the merger agreement (subject to a materiality standard); compliance in all material respects by us with our covenants in the merger agreement; the absence of any changes or events arising since the date of the merger agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on us; and all required consents, approvals or authorizations of any governmental entity being obtained (subject to a materiality standard). A copy of the merger agreement and joint press release announcing the transaction was filed as an exhibit to a Form 8-K filed by us with the Securities and Exchange Commission on February 27, 2008. We cannot be certain that the proposed transaction with Galderma will be consummated on the expected timetable, or at all.

        If the merger does not occur we may experience some disruption in our sales and in our organization. However, we would continue the pursuit of our strategies to become a leading developer and marketer of innovative prescription pharmaceutical products to the dermatology market will continue. We would also continue to market our current products, including Oracea, and develop and launch new products based on our proprietary platform technologies as well as other technologies. Our lead development candidates are: COL-118, a topical compound that we are developing for the treatment of erythema (skin redness) associated with dermatological conditions, and for which we are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in 2008; becocalcidiol, a recently licensed vitamin D analogue, which is currently in a Phase II dose-finding clinical trial for the topical treatment of psoriasis; and Restoraderm®, a proprietary foam-based, topical dermal drug delivery system, which is currently in formulation development.

        Our marketed dermatology products are: Oracea; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, we executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists. The Promotion and Cooperation Agreement with Primus expires in June 2008.

        Our original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, we terminated our dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. We also discontinued the promotion of our other dental products on May 20, 2005. We continue to generate sales from Periostat.

        In addition to our marketed products, we have a pipeline of product candidates in clinical and preclinical development that are based on our proprietary platform technologies, SansRosa® and Restoraderm, or are licensed from third parties.

        Periostat and Oracea, our first FDA-approved products, are based upon our IMPACS™ technology. IMPACS™ (Inhibitors of Multiple Proteases And CytokineS) are a group of compounds that demonstrate a range of anti-inflammatory activities as well as the ability to inhibit the breakdown of connective tissue. Our IMPACS technology is licensed on a perpetual basis from the Research Foundation of the State University of New York at Stony Brook, or SUNY. SUNY also conducts research and development on other potential applications of this technology on a project basis.

        Our SansRosa technology, which we acquired in connection with the acquisition of SansRosa Pharmaceutical Development Inc., or SansRosa, in December 2005, is a class of compounds that have shown promise in reducing the redness associated with rosacea, and we intend to develop a topical treatment for erythema based on one or more of these compounds. Our lead SansRosa product, COL-118, is a topical formulation that incorporates a compound believed to reduce erythema by constricting enlarged blood vessels in facial tissue. On August 23, 2007, we announced results of a Phase II dose-finding study designed to evaluate the safety and efficacy of COL-118 for the treatment of erythema. The Phase II clinical study demonstrated a highly statistically significant dose-response relationship of COL-118 in the reduction of erythema with a side effect profile similar to placebo. We are in discussions with FDA concerning the conclusion of Phase II and the design and timing of Phase III clinical trials, which we expect to initiate in the middle of 2008.

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

        Our becocalcidiol product candidate uses technology covered by various patents and patent applications licensed from QuatRx Pharmaceuticals Company, or QuatRx, pursuant to a Sub-License Agreement, that we executed with QuatRx in May 2007.

        We were founded in 1992 and completed an initial public offering of our common stock in 1996. Although we achieved net income for the years ended December 31, 2004, 2003 and 2002, we have incurred losses in every other year since inception and have an accumulated deficit of $133.4 million at December 31, 2007.

Results of Operations

  Years Ended December 31, 2007 and December 31, 2006

Revenues

			Change
Revenues (dollars in thousands)	2007	2006	$	%
Net Oracea Product Sales	$52,456	$11,933	$40,523	339.6%
Other Net Product Sales	9,780	12,515	(2,735)	(21.9)%

Total Net Product Sales	62,236	24,448	37,788	154.6%
Contract Revenues	978	1,390	(412)	(29.6)%
License Revenues	130	64	66	103.1%
Grant Revenue	242	471	(229)	(48.6)%

Total Revenues	$63,586	$26,373	$37,213	141.1%

        Net product sales of Oracea, Periostat, Pandel and the Atrix Products during the year ended December 31, 2007 increased approximately $37.8 million or 154.6% as compared to the year ended December 31, 2006. Net revenues from the sale of dermatology products were nearly 92% of total revenue in 2007 compared to 70% in 2006, reflecting our transition from a dental pharmaceutical company to a company focused on developing and marketing prescription pharmaceutical products for the dermatology market. The increase in net product sales was primarily due to significant increases in Oracea sales, including the effect of having a full year of Oracea sales in 2007 as compared to approximately one half of a year of Oracea sales in 2006.

Cost of Product Sales

			Change
Cost of Product Sales (dollars in thousands)	2007	2006	$	%
Manufacturing Costs	$3,544	$2,671	$873	32.7%
Product Royalties	5,007	2,478	2,529	102.1%
Altana Refund	(1,516)	—	(1,516)	N/A
Amortization of Licensing Fees	380	324	56	17.3%

Cost of Product Sales	$7,415	$5,473	$1,942	35.5%

Percent of Net Product Sales	11.9%	22.4%

        Manufacturing costs include contract manufacturing costs (Oracea and Periostat), transfer price (Pandel and the Atrix Products), manufacturing facility FDA validation costs, if any, costs associated with excess inventories, overhead costs and internal costs.

        Cost of products sold during the year ended December 31, 2007 includes a credit in the amount of $1.7 million related to the termination of the Sublicense Agreement with Altana, net of $0.2 million in payments due Altana. Manufacturing costs during the year ended December 31, 2007, includes a charge of $216,000 associated with the write-down of excess and short dated inventories compared to a charge of $257,000 for the year ended December 31, 2006. In both years, these write-downs related primarily to Periostat. Excluded from cost of product sales during the year ended December 31, 2006 was approximately $700,000 of pre-FDA approval Oracea manufacturing expenses.

Research and Development

			Change
Research and Development (dollars in thousands)	2007	2006	$	%
incyclinide	$6,064	$7,967	$(1,903)	(23.9)%
COL-118	4,766	1,030	3,736	362.7%
Oracea	2,852	2,772	80	2.9%
becocalcidiol	2,343	—	2,343	N/A
Restoraderm	641	243	398	163.8%
Internal and Other Costs	4,217	3,382	835	24.7%

Total Research and Development	$20,883	$15,394	$5,489	35.7%

        Internal and other costs include personnel costs, stock option expense, regulatory compliance costs and other project development costs and departmental costs.

        Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

        Research and Development expenses during the year ended December 31, 2007, increased approximately $5.5 million or 35.7% as compared to the year ended December 31, 2006. The increase is due primarily to a $3.7 million increase in expenses associated with COL-118, which completed Phase II clinical trials in 2007, and $2.3 million for formulation development expenses associated with becocalcidiol, a compound we are developing for the treatment of psoriasis. incyclinde expenses decreased $1.9 million compared to the previous year due to the discontinuation of all development work on incyclinide.

Selling, General and Administrative

			Change
Selling, General and Administrative (dollars in thousands)	2007	2006	$	%
Marketing Expense	$19,728	$14,784	$4,944	33.4%
Selling Expense	16,525	15,342	1,183	7.7%
Corporate & Administrative Expense	8,755	7,892	863	10.9%
Stock-Based Compensation Expense	2,245	2,906	(661)	(22.7)%

Total Selling, General and Administrative	$47,253	$40,924	$6,329	15.5%

        Marketing expenses include personnel salaries and benefits, managed care expenses and market research, advertising and promotional expenses.

        Selling expenses include personnel salaries and benefits, direct selling expenses and sales training expenses.

        Corporate and administrative expenses include personnel salaries and benefits, professional, legal and consulting fees, insurance, general office expenses, business development expenses and accounting expenses.

        Selling, general and administrative increased approximately $6.3 million, or 15.5%, during the year ended December 31, 2007. The increase is due primarily to Oracea promotional costs which increased $4.6 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, personnel costs increased by approximately $1.9 million and managed care administrative costs increased by approximately $275,000 during the year ended December 31, 2007 as compared to December 31, 2006. During the year ended December 31, 2007, stock option expense decreased $661,000 due primarily to amortization of performance-based awards that were fully amortized at December 31, 2006.

Other Income/Expense

			Change
Interest Income (Expense) (dollars in thousands)	2007	2006	$	%
Interest Income	$3,121	$2,001	$1,120	56.0%
Other Income	80	—	—	N/A
Interest Expense	(30)	(16)	$(14)	87.5%

Total Other Income (Expense)	$3,171	$1,985	$1,106	55.7%

        The increase in interest income was due to higher average short-term investment and cash equivalent balances and corresponding yields in 2007 compared to 2006. Other income of $80,000 during the year ended December 31, 2007 is due to the sale of certain trademarks to Alliance Pharmaceuticals.

Preferred Stock Dividend and Series D-1 Preferred Stock Restructuring and Exchange

        Preferred stock dividends included in net loss allocable to common stockholders were $2.1 million during the year ended December 31, 2007 compared to $1.9 million during the year ended December 31, 2006. Such preferred stock dividends are paid in cash and are the result of our obligations in connection with the issuance of our Series D Cumulative Convertible Preferred Stock, or the Series D Stock, in May 1999. On December 15, 2005, we executed a Restructuring and Exchange Agreement with each of the holders of our outstanding Series D Stock, pursuant to which, among other things, the Series D stockholders agreed to effect an exchange, whereby we exchanged all 200,000 outstanding shares of our Series D Stock for 200,000 shares of our Series Cumulative Convertible Preferred D-1 Stock, or the Series D-1 Stock.

        Pursuant to the terms of our Series D-1 Stock, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a current rate of 11.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum on the anniversary date May 19 and each subsequent anniversary thereof until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

  Years Ended December 31, 2006 and December 31, 2005

Revenues

			Change
Revenues (dollars in thousands)	2006	2005	$	%
Net Oracea Product Sales	$11,933	—	$11,933	N/A
Other Net Product Sales	12,515	25,736	(13,221)	(51.4)%

Total Net Product Sales	24,448	25,736	(1,288)	(5.0)%
Contract Revenues	1,390	481	909	189.0%
License Revenues	64	188	(124)	(66.0)%
Grant Revenue	471	—	471	N/A

Total Revenues	$26,373	$26,405	$(32)	(0.1)%

        Net product sales of Oracea, Periostat, Pandel and the Atrix Products during the year ended December 31, 2006 were approximately $24.4 million. Net revenues from the sale of dermatology products were nearly 70% of total revenue in 2006 compared to 31% in 2005, reflecting our transition from a dental pharmaceutical company to a company focused on developing and marketing prescription pharmaceutical products for the dermatology market. The decrease in net product sales was primarily due to lower Periostat net sales and the elimination of sales of United Research Laboratories, Inc./Mutual Pharmaceutical Company, Inc., or Mutual's, branded version of Periostat as a result of the launch of a third party generic competitor in May 2005, offset in part by net sales of Oracea following its market launch in July 2006.

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

Cost of Product Sales

			Change
Cost of Product Sales (dollars in thousands)	2006	2005	$	%
Manufacturing Costs	$2,671	$3,574	$(903)	(25.3)%
Product Royalties	2,478	1,683	795	47.2%
Amortization of Licensing Fees	324	628	(304)	(48.4)%

Cost of Product Sales	$5,473	$5,885	$(412)	(7.0)%

Percent of Net Product Sales	22.4%	22.9%

        Manufacturing costs include contract manufacturing costs (Periostat and Mutual's branded version of Periostat), transfer price (Pandel and the Atrix Products), costs associated with excess inventories, overhead costs and internal costs. In 2006 manufacturing costs also included contract manufacturing for Oracea.

        Manufacturing costs during the year ended December 31, 2006, includes a charge of $257,000 associated with the write-down of excess and short dated inventories. Excluded from cost of product sales during the year ended December 31, 2006 was approximately $700,000 of pre-FDA approval Oracea manufacturing expenses.

        Manufacturing costs for the year ended December 31, 2005 includes a charge of approximately $1.0 million associated with the estimated excess inventories of Periostat and Mutual's branded version of Periostat as a result of the launch by a third party generic competitor which occurred in May 2005.

Research and Development

			Change
Research and Development (dollars in thousands)	2006	2005	$	%
incyclinide	$7,967	$3,088	$4,879	158.0%
COL-118	1,030	750	280	37.3%
Oracea	2,772	5,019	(2,247)	(44.8)%
Periostat-MR	—	1,309	(1,309)	N/A
Restoraderm	243	1,120	(877)	(78.3)%
Internal and Other Costs	3,382	2,700	682	25.3%

Total Research and Development	$15,394	$13,986	$1,408	10.1%

        Internal and other costs include personnel costs, regulatory compliance costs and other project development costs and departmental costs.

        Research and development expenses consist primarily of costs incurred for services and materials for drug development, manufacturing and formulation enhancements, clinical trials, purchased in-process research and development, statistical analysis and report writing and regulatory compliance costs (including drug approval submission and filing fees).

Selling, General and Administrative

			Change
Selling, General and Administrative (dollars in thousands)	2006	2005	$	%
Marketing Expense	$14,784	$7,640	$7,144	93.5%
Selling Expense	15,342	10,597	4,745	44.8%
Corporate & Administrative Expense	7,892	7,005	887	12.7%
Restructuring Charge	—	1,184	(1,184)	N/A
Stock-Based Compensation Expense	2,906	—	2,906	N/A

Total Selling, General and Administrative	$40,924	$26,426	$14,498	54.9%

        Marketing expenses include personnel salaries and benefits, managed care expenses (2006) advertising and promotional expenses.

        Selling expenses include personnel salaries and benefits, direct selling expenses and sales training expenses.

        Corporate and administrative expenses include personnel salaries and benefits, professional, legal and consulting fees, insurance, general office expenses, business development expenses and accounting expenses.

        The increase in selling, general and administrative expense of approximately $14.5 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, was primarily due to $2.9 million of non-cash stock-based compensation expense, increased marketing costs of $7.1 million primarily associated with Oracea pre-launch and post-launch activities and increased direct sales force and sales training costs related to Oracea of approximately $4.7 million and an increase in various general and administrative costs of $.8 million.

        The restructuring charge of $1.2 million during the year ended December 31, 2005 related to a reorganization following the approval of a third party generic version of Periostat. Of this charge, $813,000 related to employee severance costs while the remaining portion was primarily related to the write-off of assets. As a result of the restructuring, we ceased all domestic sales activities related to Periostat and our dental franchise.

Other Income/Expense

			Change
Interest Income (Expense) (dollars in thousands)	2006	2005	$	%
Interest Income	$2,001	$1,087	$914	84.1%
Interest Expense	(16)	—	$(16)	N/A

Total Other Income (Expense)	$1,985	$1,087	$898	82.6%

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

        On December 18, 2006, we executed a Product License and Supply Agreement with MediGene AG, a corporation existing under the laws of Germany, for the marketing rights to Oracea. Under the Product License and Supply Agreement, effective January 1, 2007, MediGene receives the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement, upon twelve months notice to us. During the year ended December 31 2007, we received an upfront non-refundable fee of $5.0 million. Additionally, we may be entitled to an additional $7.5 million in milestone payments upon the achievement of certain annual sales thresholds. In addition, we will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10 million and 15% of annual net sales in excess of $10 million in the specified territories. Our application for European marketing authorization for Oracea was recently referred to the Committee for Medicinal Products for Human Use, or CHMP. Referral to the CHMP may be a lengthy process and we cannot predict when, or if, this body will approve our application.

        In November 2006, we raised $42.5 million in a public offering, net of placement agency fees and all related offering expenses. In December 2005 and January 2006, we raised $11.6 million and $15.5 million, respectively, in a public offering, net of placement agency fees and all related offering expenses.

        On October 9, 2006, we entered into a Sixth Loan Modification Agreement with SVB, or the Modification Agreement. Pursuant to the terms of the Modification Agreement, the expiration date of the credit facility has been extended to October 9, 2008. Under the amended credit facility, we may borrow up to the lesser of (i) $10.0 million or (ii) 80% of eligible receivables plus certain specified amounts. The amount available to us is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2.0 million. As we pay down amounts under any letter of credit, the amount available to us under the credit facility increases. We are not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at SVB's prime rate, or 7.25%, at December 31, 2007. Under the Modification Agreement, we are charged an unused line credit fee of 0.25% per annum. In addition, under the amended credit facility, we are subject to financial covenants that require us to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. During the year ended December 31, 2007 and 2006, our unused line of credit fee was $28,000 and $25,000 respectively. As of December 31, 2007, we had no borrowings outstanding.

        At December 31, 2007, we had cash, cash equivalents and short-term investments of approximately $64.2 million compared to the approximately $65.8 million balance at December 31, 2006. In accordance with investment guidelines approved by our Board of Directors, cash balances in excess of those required to fund operations have been invested in government notes, commercial paper, certificates of deposit and money market funds. Our working capital at December 31, 2007 was $60.3 million compared to $59.6 million at December 31, 2006. During the year ended December 31, 2007, we invested $913,000 in capital expenditures and $2.2 million for in-process research and development, paid $2.0 million in cash dividends to the holders of our Series D-1 Stock and received proceeds of $2.5 million from the exercise of common stock options and warrants. During the year ended December 31, 2007, we also invested approximately $7.1 million in short-term investments (net of maturities).

        We anticipate that our (i) current cash, cash equivalents and short-term investments at December 31, 2007 (ii) the availability of funds from our line of credit with SVB and (iii) our ability to control variable spending, will be sufficient to fund our operations through at least the end of 2009. In addition, we may also finance our cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements. However, there is no assurance that these financing alternatives will be available on attractive terms, if at all, when needed, or in amounts sufficient to fund our operations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

  Cash Flows/Cash Management

        Cash, cash equivalents and short-term investments totaled $64.2 million, or 84% of total assets at December 31, 2007, compared to $65.8 million, or 83% of total assets at December 31, 2006 and compared to $34.4 million or 70% of total assets at December 31, 2005.

        The change in cash and cash equivalents for the year ended December 31, are as follows:

(dollars in millions)	2007	2006	2005
Net cash (used in) operating activities	$(0.6)	$(31.0)	(7.4)
Net cash (used in) provided by investing activities	(8.6)	(3.5)	7.3
Net cash provided by financing activities	0.4	54.8	14.4

Net (decrease) increase in cash and cash equivalents	$(8.8)	$20.3	$14.3

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $0.6 million for the year ended December 31, 2007, as compared to net cash used in operating activities of $31.0 million for the year ended December 31, 2006. The change is due primarily to a $24.6 million decrease in net loss, a $5.0 million payment from MediGene, $1.9 million in additional charges for in-process research and development $1.7 million from sale of product rights and approximately $600,000 in changes in operating assets and liabilities during the year ended December 31, 2007. Cash flows used in operations can vary significantly due to various factors including the timing of payments made to our vendors, including research and development vendors, vendor payment terms, customer mix and customer payment terms. The principal use of cash in operating activities during the year ended December 31, 2005 was the payment of operating expenses and related working capital.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $8.6 million for the year ended December 31, 2007, compared to $3.5 million provided by investing activities for the year ended December 31, 2006. The change is due primarily to $6.0 million in additional purchases of short-term investments, net of sales, a $2.0 million increase in purchases of in-process research and development $1.7 million from sale of product rights and a $500,000 increase in capital expenditures and a decrease of $1.7 million in payment of Oracea milestone fees during the year ended December 31, 2007. Investing activities during the year ended December 31, 2005 consisted primarily of purchases and sales of short-term investments, capital purchases and acquired in-process research and development. Financing activities during the year ended December 31, 2005 consisted primarily of cash inflows from our December 2005 offering of 1,550,000 shares of common stock, the exercise of common stock options, and the payment of preferred dividends to the holders of our Series D Stock.

  Net Cash Provided By Financing Activities

        Net cash provided by financing activities was approximately $400,000 for the year ended December 31, 2007, compared to net cash provided by financing activities of $54.8 million for the year ended December 31, 2006. The change is due primarily to proceeds from issuance of common stock that occurred in January 2006.

  Contractual Obligations

        Our major outstanding contractual obligations relate to cash dividends on our outstanding Series D-1 Stock and operating leases for our office space.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2007:

Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and after
Capital Leases(1)	$237,907	$126,277	$111,629	$—	$—
Operating Leases(2)	2,009,029	1,055,647	940,874	12,508	—
Cash Dividends—Series D-1 Preferred stock(3)	13,641,095	2,328,219	5,256,438	6,056,438	—
Total Contractual Obligations	$15,888,032	$3,510,144	$6,308,942	$6,068,946	$—

(1)
On July 28, 2006, we entered into a three-year capital lease for computer equipment. On July 17, 2007 we entered into a three year capital lease for telecommunication equipment.

(2)
Such amounts primarily consist of minimum rental payments for our office lease in Newtown, Pennsylvania, payments for sales force equipment and payments for leased vehicles in use by certain members of our sales force. In May 1999, we entered into a lease agreement relating to our office space in Newtown, Pennsylvania. The lease has an initial term of ten years. Rent is expected to be approximately $420,000 per year. In January 2006, we entered into a lease for commercial vehicles to be used by certain members of our sales force. The lease has a term of three years with annual payments of approximately $380,000.

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

        In January 1992 we entered into license with SUNY, for all of our IMPACS Technology, or the SUNY License, and have subsequently amended the SUNY License twice. The SUNY License grants us an exclusive worldwide license to make and sell products employing tetracyclines that are designed or utilized to alter a biological process. In consideration of the license granted to us, we: (i) issued to SUNY 78,948 shares of our common stock in 1992; and (ii) have agreed to pay SUNY royalties on the net sales of licensed products, with minimum annual royalty payments of $50,000 per year. The term of the license is until the later of: (i) the expiration of the last to expire of the licensed patents in each country; or (ii) November 18, 2018, at which time we have a fully paid, non-exclusive license. Our rights under the SUNY License are subject to certain statutory rights of the United States government resulting from federal support of research activities at SUNY. We are entitled to deduct costs incurred to defend SUNY patents from current and future royalties due to SUNY. In the event that cumulative legal costs exceed the amount of the royalties' payable to SUNY, the amount of such excess is accumulated to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

        On June 10, 2002, we executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or pursuant to which we were granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for us by Supernus. We have committed to pay Supernus milestone payments in cash or, at our option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. Through December 31, 2007, the total milestone payments made to Supernus related to Oracea were $2.5 million. For rosacea-indicated development, these future payments could total up to $1.0 million in the aggregate and relate primarily to international approval and international commercialization of Oracea. Under the agreement, we must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology, including Oracea. We began making royalty payments to Supernus in the fourth quarter of 2006 as a result of our July 2006 launch of Oracea.

        On August 19, 2004, we executed an Asset Purchase and Product Development Agreement with respect to Restoraderm technology, or the Restoraderm Purchase Agreement. Under the terms of the Restoraderm Purchase Agreement, we purchased all right, title and interest in the Restoraderm technology Pursuant to the terms of the Restoraderm Purchase Agreement, the purchase price of the assets shall be up to $1.0 million, subject to the achievement of certain milestones. We may be required to pay certain product development milestone payments in the aggregate amount of up to approximately $2.0 million as well as royalty and sublicense fees upon product commercialization.

        On December 14, 2005, we executed a Share Purchase Agreement, the SansRosa Purchase Agreement, with SansRosa and all of the existing shareholders of SansRosa, or the SansRosa

Shareholders, pursuant to which we acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750,000. In 2006, we acquired additional shares of the outstanding stock in exchange for a payment of $100,000 which was offset by the payment to a third party to acquire the related technology. In 2007, we acquired additional shares of the outstanding stock in exchange for a payment of $250,000. Our total ownership in SansRosa at December 31, 2007 is 71%. For accounting purposes, the 2005 SansRosa acquisition was treated as the acquisition of in-process research and development. The cost of the acquisition was charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, we have the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, we will pay the SansRosa Shareholders an additional $4.0 million to $6.0 million. The agreement also provides for royalty payments to the SansRosa Shareholders if future product sales incorporate the SansRosa technology.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements pertain to revenue recognition, stock compensation and the valuation of deferred taxes, intangible assets and inventory.

Revenue Recognition

        We generally recognize revenues for product sales upon shipment to wholesale customers, net of estimated returns and estimates for chargebacks, applicable wholesale distribution fees and rebates provided that collection was probable and no significant obligations remained. Following the launch of a third party generic competitor to Periostat in May 2005 and commencing with the second quarter of 2005, we began recognizing Periostat sales revenue based on product sales to end-users. As of December 31, 2007 we have a liability of $646,000 for potential Periostat product returns in accrued expenses on the Consolidated Balance Sheet for estimated returns prior to the change to a prescription based revenue recognition model.

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

Cash, Cash Equivalents and Short-term Investments

        We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. Our short-term investments are primarily composed of commercial paper, certificates of deposit and government notes. At December 31, 2007, all of our short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders' equity.

        The accumulated net unrealized gain on short-term investments at December 31, 2007 was $11,000. The accumulated net unrealized gain on short-term investments was $7,000 at December 31, 2006.

Deferred Taxes

        In assessing the realizability of deferred tax assets, we consider the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities, tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. We have incurred a net loss for the years ended December 31, 2007, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet. Accordingly, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and December 31, 2006.

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

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

        In June 2007, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"), EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on the consolidated financial statements.

        In August 2007, the Financial Accounting Standards Board ("FASB") issued for comment proposed FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In November 2007, the Board announced as a result of the comments received, it would postone the effective date of APB 14-a and is expected to begin its redeliberations of the guidance in that proposed FSP in February 2008.

        In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer" EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. We have not yet completed our evaluation of EIFT 07-01, but we do not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.

        In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and short-term investments at December 31, 2007 which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying values of our cash equivalents approximate their fair value at December 31, 2007. Our short-term investments in commercial paper, certificates of deposit and government notes are carried at fair value.

        The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our short-term investment portfolio at December 31, 2007, was approximately $26.5 million and 4.6%, respectively. A one percent change in the interest rate would have resulted in a $678,000 impact to interest income for the year ended December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements and financial statement schedules filed herewith is found at "Item 15. Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

2.     Internal Controls over Financial Reporting

  (a)
  Management's Annual Report on Internal Control over Financial Reporting

        The management of CollaGenex is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        CollaGenex' management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on our assessment, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued its report on the effectiveness of the Company's internal control over financial reporting. This report appears below.

  (b)
  Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CollaGenex Pharmaceuticals, Inc.:

We have audited CollaGenex Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CollaGenex Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CollaGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 17, 2008

  (c)
  Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information relating to our directors, nominees for election as directors, executive officers, nominating and corporate governance committee and audit committee under the headings "Election of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.    Executive Compensation.

        The discussion under the headings "Executive Compensation" and "Director Compensation" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 407(e) (5) of Regulation S-K and set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The discussion under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    Principal Accountant Fees and Services.

        The discussion under the heading Auditors' Fees in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements.
		Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.
	(2)	Financial Statement Schedule.
		Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.
	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 61.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 17th day of March, 2008.

COLLAGENEX PHARMACEUTICALS, INC.
By:	/s/ COLIN W. STEWART Colin W. Stewart, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COLIN W. STEWART Colin W. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ NANCY C. BROADBENT Nancy C. Broadbent	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ PETER R. BARNETT, D.M.D. Peter R. Barnett, D.M.D.	Director	March 17, 2008
/s/ ROBERT C. BLACK Robert C. Black	Director	March 17, 2008
/s/ JAMES E. DAVERMAN James E. Daverman	Chairman of the Board and Director	March 17, 2008
/s/ ROBERT J. EASTON Robert J. Easton	Director	March 17, 2008
Robert A. Beardsley, Ph.D.	Director
/s/ W. JAMES O'SHEA W. James O'Shea	Director	March 17, 2008
George M. Lasezkay, Pharm.D., J.D.	Director

COLLAGENEX PHARMACEUTICALS, INC.
FORM 10-K EXHIBIT INDEX

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K
Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation	S-1 (333-03582)	Effective 6-20-1996	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 1, 2006				*
3.3	Amended and Restated By-Laws	10-Q (000-28308)	11-14-2002	3.1
3.4	Amended Certificate of Designation, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, dated as of October 15, 2001	8-K (000-28308)	10-18-2001	4.1
3.5	Amended Certificate of Designation of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 5, 2002	8-K (000-28308)	6-5-2002	4.2
3.6	Certificate of Designation, Preferences and Rights of the Series D-1 Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	3.1
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-K (000-28308)	3-16-06	4.1
4.2	Registration Rights Agreement, dated September 29, 1995, by and among the Company and certain investors, as supplemented	S-1 (333-03582)	Effective 6-20-1996	4.1
4.3	Fourth Investment Agreement as of September 29, 1995 by and among the Company and certain investors	S-1 (333-03582)	Effective 6-20-1996	4.3
4.4	Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	5-26-1999	10.2

4.5	Amendment No. 1 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.1
4.6	Amendment No. 2 to Stockholders and Registration Rights Agreement, dated March 19, 1999, by and among the Company, OCM Principal Opportunities Fund, L.P. and the Purchasers set forth therein	8-K (000-28308)	10-18-2001	10.2
4.7	Restructuring and Exchange Agreement, dated December 15, 2005, by and among the Company and the Holders of Outstanding Series D Cumulative Convertible Preferred Stock	8-K (000-28308)	12-19-2005	10.1
Material Contracts—Stock Purchase, Financing and Credit Agreements
10.1	Stock Purchase Agreement dated March 19, 1999, between OCM Principal Opportunities Fund, L.P. and other Purchasers set forth therein	8-K (000-28308)	3-25-1999	10.3
10.2	Common Stock Purchase Agreement, dated February 14, 2002, by and between the Company and Kingsbridge Capital Limited	8-K (000-28308)	2-15-2002	10.1
10.3	Form of Common Stock Purchase Agreement dated March 12, 2001, between the Company and the Investors set forth therein, together with Form of Registration Rights Agreement as an exhibit thereto and Form of Warrant as an exhibit thereto	8-K (000-28308)	3-16-2001	10.1
10.4†	Share Purchase Agreement, dated December 15, 2005, by and among SansRosa Pharmaceutical Development, Inc. and each of the shareholders of SansRosa Pharmaceutical Development, Inc.	10-K (000-28308)	3-16-2006	10.5
10.5	Loan and Security Agreement, dated March 19, 2001, between the Company and Silicon Valley Bank	10-K (000-28308) 10-K/A (000-28308)	3-26-2001 1-2-2002	10.24 10.24
10.6	First Loan Modification Agreement, dated as of March 22, 2002, by and between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.4

10.7	Second Loan Modification Agreement, dated as of March 27, 2002, between the Company and Silicon Valley Bank	10-Q (000-28308)	5-15-2002	10.5
10.8	Fourth Loan Modification Agreement, dated June 7, 2004, by and between the Company and Silicon Valley Bank	8-K (000-28308)	6-7-2004	10.1
10.9	Fifth Loan Modification Agreement, dated May 31, 2006, by and between the Company and Silicon Valley Bank	8-K (000-28308)	6-6-2006	10.1
10.10	Sixth Loan Modification Agreement, dated October 9, 2006, by and between the Company and Silicon Valley Bank	8-K (000-28308)	10-12-2006	10.1
Material Contracts—Supply, License, Distribution
10.11†	Assignment of Amendment to and Restatement of Agreement, dated January 13, 1992 by and among the Company, Johnson & Johnson Consumer Products, Inc. and Research Foundation of State University of New York	S-1 (333-03852)	Effective 6-20-1996	10.1
10.12†	Supply Agreement, dated January 25, 1995, between the Company and Hovione International Limited	S-1 (333-03852)	Effective 6-20-1996	10.2
10.13†	First Addendum dated December 10, 2001, to the Supply Agreement, dated January 25, 1995, between the Company and Hovione International Limited	8-K (000-28308)	12-10-2001	10.1
10.14	Form of Material Transfer Agreement between the Company and Researchers	S-1 (333-03582)	Effective 6-20-1996	10.9
10.15†	Distribution Services Agreement, dated August 15, 1998, between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	11-16-1998	10.4
10.16†	Exclusive Distribution Agreement, dated as of March 1, 2002, by and between the Company and Cord Logistics, Inc. (now known as Cardinal Health Specialty Pharmaceutical Services)	10-Q (000-28308)	5-15-2002	10.3
10.17	Services and Supply Agreement, dated as of September 26, 2000, as amended by Letter Agreement, dated as of December 1, 2000, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q (000-28308)	5-15-2001	10.1

10.18	Letter Agreement, dated as of June 26, 2001, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-Q 000-28308)	8-14-2001	10.1
10.19†	Letter Agreement, dated as of September 12, 2002, by and between the Company and Pharmaceutical Manufacturing Research Services, Inc.	10-K (000-28308)	3-31-2003	10.35
10.20†	Distribution Services Agreement, dated as of April 1, 2005, by and between the Company and Cardinal Health	10-Q (000-28308)	5-5-2005	10.1
10.21†	Core Distribution Agreement, dated as of April 28, 2005, by and between the Company and McKesson Company	10-Q (000-28308)	5-5-2005	10.2
10.22†	Promotion and Cooperation Agreement, dated as of June 6, 2005, by and between the Company and Primus Pharmaceuticals, Inc.	8-K (000-28308)	6-10-2005	99.1
10.23	Amendment dated October 30, 2006 to Promotion and Cooperation Agreement, dated as of June 6, 2005, by and between the Company and Primus Pharmaceuticals, Inc.	10-K (000-28308)	3-16-2007	10.30
10.24†	Commercial Manufacturing Agreement dated as of December 30, 2005, by and between the Company and Cardinal Health PTS, LLC	10-K (000-28308)	3-16-2006	10.28
10.25†	Product License and Supply Agreement, dated December 18, 2006 by and between the Company and MediGene AG	8-K (000-28308)	12-22-2006	10.1
10.26†	Sub-License Agreement, dated May 15, 2007, by and between the Company and QuatRx Pharmaceuticals Company	10-Q (000-28308)	8-9-2007	10.1
Material Contracts—Leases
10.27	Lease Agreement dated March 15, 1999, between the Company and Newton Venture IV Associates, effective May 15, 1999	10-Q (000-28308)	5-7-1999	10.1
Material Contracts—Miscellaneous
10.28	Asset Purchase and Product Development Agreement, dated August 19, 2004, by and between the Company and Thomas Skold	10-Q (000-28308)	11-9-2004	10.2

10.29	Sale of Assets Agreement, dated November 3, 2004, by and among CollaGenex International Limited, Alliance Pharmaceuticals Ltd. and Alliance Pharma plc	10-K (000-28308)	3-10-2005	10.43
Material Contracts—Management Contracts and Compensation Plans
10.30#	Non-Employee Director Compensation Summary				*
10.31#	Executive Officer Compensation Summary				*
10.32#	1992 Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.12
10.33#	1996 Stock Plan	S-1 (333-03582)	Effective 6-20-1996	10.13
10.34#	1996 Non-Employee Director Stock Option Plan	S-1 (333-03582)	Effective 6-20-1996	10.14
10.35#	Form of Non-Disclosure Agreement executed by all Employees as employed from time to time	S-1 (333-03852)	Effective 6-20-1996	10.4
10.36#	Form of Non-Competition Agreement executed by each of Nancy C. Broadbent and David Pfeiffer	S-1 (333-03852)	Effective 6-20-1996	10.5
10.37#	Form of Mutual Non-Disclosure Agreement executed by certain consultants and research collaborators as retained from time to time	S-1 (333-03852)	Effective 6-20-1996	10.6
10.38#	Form of Indemnification Agreement executed by each of the Company's directors and officers	S-1 (333-03852)	Effective 6-20-1996	10.7
10.39#	Forms of Consulting Agreement executed by each of Lorne M. Golub and Thomas F. McNamara	S-1 (333-03582)	Effective 6-20-1996	10.8
10.40#	Form of Change of Control Agreement executed with each of Nancy C. Broadbent, David Pfeiffer, Andrew Powell, Klaus Theobald and Greg Ford	8-K (000-28308)	10-17-2006	10.2
10.41#	Form of Change of Control Agreement executed with Colin W. Stewart	8-K (000-28308)	10-17-2006	10.1
10.42#	Form of Incentive Bonus Agreement executed with David F. Pfeiffer	10-Q (000-28308)	11-14-2003	10.1
10.43#	Transition Agreement and Release, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.1

10.44#	Consulting Agreement, dated March 18, 2003, by and between the Company and Brian Gallagher	8-K (000-28308)	3-19-2003	10.2
10.45#	Non-Statutory Stock Option Agreement, dated December 7, 2004, by and between the Company and Robert A. Beardsley, Ph.D.	10-K (000-28308)	3-10-2005	10.42
10.46#	Non-Statutory Stock Option Agreement, dated September 23, 2004, by and between the Company and Andrew Powell	10-Q (000-28308)	11-9-2004	10.1
10.47#	Non-Statutory Stock Option Agreement, dated September 22, 2005, by and between the Company and George M. Lasezkay	8-K (000-28308)	9-26-2005	10.1
10.48#	2005 Equity Incentive Plan	Def 14A (000-28308)	4-20-2005
10.49#	Form of Nonstatutory Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.1
10.50#	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan	10-Q (000-28308)	8-9-2005	10.2
10.51#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Peter R. Barnett, D.M.D.	10-Q (000-28308)	8-9-2005	10.3
10.52#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert C. Black	10-Q (000-28308)	8-9-2005	10.4
10.53#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and Brian M. Gallagher, Ph.D.	10-Q (000-28308)	8-9-2005	10.5
10.54#	Nonstatutory Stock Option Agreement dated as of May 26, 2005 by and between the Company and James E. Daverman	10-Q (000-28308)	8-9-2005	10.6
10.55#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert J. Easton	10-Q (000-28308)	8-9-2005	10.7
10.56#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and W. James O'Shea	10-Q (000-28308)	8-9-2005	10.8
10.57#	Nonstatutory Stock Option Agreement dated as of June 29, 2005 by and between the Company and Robert A. Beardsley, Ph.D.	10-Q (000-28308)	8-9-2005	10.9
Additional Exhibits
21	List of Subsidiaries				*

23.1	Consent of KMPG LLP	*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

We have audited the accompanying consolidated balance sheets of CollaGenex Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CollaGenex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. As discussed in Notes 2 and 9 to the consolidated financials, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CollaGenex Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 17, 2008

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(dollars in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$37,738	$46,493
Short-term investments	26,450	19,337
Accounts receivable, net of allowances of $176 and $187 at December 31, 2007 and 2006, respectively	5,247	6,071
Inventories	1,605	1,959
Prepaid expenses and other current assets	2,933	2,416

Total current assets	73,973	76,276
Equipment and leasehold improvements, net	1,321	1,008
Intangible assets, net	1,503	1,882
Other assets	43	41

Total assets	$76,840	$79,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,823	$9,066
Accrued expenses	7,872	7,574

Total current liabilities	13,695	16,640

Deferred licensing revenue	5,300	—
Other non-current liabilities	134	265

Total liabilities	19,129	16,905

Commitments and contingencies (Notes 5, 6,7,8,11 and 13)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 200,000 shares of Series D-1 Cumulative Convertible Preferred Stock designated issued and outstanding 2007 and 2006 (liquidation value of $21,100 at 2007 and $21,000 at 2006);	2	2
150,000 shares of Series A Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding in 2007 and 2006, respectively	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized and 21,474,046 and 21,191,724 shares issued and outstanding at December 31, 2007 and 2006, respectively	215	212
Additional paid-in capital	190,860	185,581
Accumulated other comprehensive income	11	7
Accumulated deficit	(133,377)	(123,500)

Total stockholders' equity	57,711	62,302

Total liabilities and stockholders' equity	$76,840	$79,207

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

(amounts in thousands, except share and per share data)

	2007	2006	2005
Revenues:
Net product sales	$62,236	$24,448	$25,736
Contract revenues	978	1,390	481
License revenues	130	64	188
Grant revenues	242	471	—

Total revenues	63,586	26,373	26,405
Operating expenses:
Cost of product sales	7,415	5,473	5,885
Research and development	20,883	15,394	13,986
Selling, general and administrative	47,253	40,925	25,242
Restructuring charge	—	—	1,184

Total operating expenses	75,551	61,792	46,297

Operating loss	(11,965)	(35,419)	(19,892)
Other income (expense):
Interest income	3,121	2,001	1,087
Other income	80	—	—
Interest expense	(30)	(16)	—

Net loss	(8,794)	(33,434)	(18,805)
Preferred stock dividend	2,128	1,928	1,727
Preferred stock restructuring charge	—	—	3,680

Net loss allocable to common stockholders	$(10,922)	$(35,362)	$(24,212)

Basic and diluted net loss per share allocable to common stockholders	$(0.51)	$(1.98)	$(1.67)

Weighted average number of common shares outstanding; basic and diluted	21,374,082	17,902,257	14,480,779

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2007, 2006 and 2005

	Series D Cumulative Convertible Preferred Stock		Series D-1 Cumulative Convertible Preferred Stock
					Common Stock
								Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital		Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance at January 1, 2005	200,000	$2			14,385,877	$144	$106,016	$(21)	$(64,926)	$41,215
Exercise of common stock options					118,920	1	579			580
Cash dividends declared on Series D and										—
Series D-1 cumulative convertible preferred stock									(1,727)	(1,727)
Series D preferred stock restructuring and exchange (note 5)	(200,000)	(2)	200,000	2			3,680		(3,680)	—
Issuance of common stock, net of issuance costs					1,550,000	16	14,372			14,388
Net loss									(18,805)	(18,805)	$(18,805)
Net unrealized gain on short-term investments								17		17	17

Total comprehensive loss										—	$(18,788)

Balance as of December 31, 2005	—	$—	200,000	$2	16,054,797	$161	$124,647	$(4)	$(89,138)	$35,668
Exercise of common stock options					286,927	3	2,518			2,521
Cash dividends declared on Series D-1 cumulative convertible preferred stock									(928.00)	(928)
Issuance of common stock, net of issuance costs					4,850,000	48	55,130			55,178
Stock-based compensation							3,286			3,286
Net loss									(33,434)	(33,434)	$(33,434)
Net unrealized gain on short-term investments								11		11	11

Total comprehensive loss										—	$(33,423)

Balance December 31, 2006	—	$—	200,000	$2	21,191,724	$212	$185,581	$7	(123,500)	$62,302
Exercise of common stock options and warrants					282,322	3	2,515			2,518
Cash dividends declared on Series D-1 cumulative convertible preferred stock									(2,028)	(2,028)
Stock-based compensation							2,764			2,764
Net loss									(8,794)	(8,794)	$(8,794)
Adoption of FIN 48 (Note 2)									945	945
Net unrealized gain on short-term investments								4		4	4

Total comprehensive loss											$(8,790)

Balance December 31, 2007		$—	200,000	$2	21,474,046	$215	$190,860	$11	(133,377)	$57,711

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(8,794)	$(33,434)	$(18,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,764	3,286	—
Write-down of inventories	216	257	1,020
Write-down of fixed assets	—	—	96
Depreciation and amortization expense	979	643	883
Accounts receivable provisions	(11)	83	(154)
Charge for in-process research and development	2,232	300	750
Altana license refund	(1,700)	—	—
Changes in operating assets and liabilities:	—	—	—
Accounts receivable	835	(4,726)	5,832
Inventories	138	(1,586)	1,042
Prepaid expenses and other current assets	(519)	(850)	634
Accounts payable	(3,243)	3,655	1,094
Accrued expenses	1,293	1,459	364
Other non-current liabilities	(38)	(107)	(111)
Deferred licensing revenue	5,300	—	—

Net cash used in operating activities	(548)	(31,020)	(7,355)

Cash flows from investing activities:
Capital expenditures	(913)	(439)	(392)
Purchase of in-process research and development	(2,282)	(250)	(900)
Proceeds from Altana license refund	1,700	—	—
Payment of Oracea milestone fees	—	(1,670)	—
Purchase of short-term investments	(63,629)	(39,155)	(35,420)
Sale or maturity of short-term investments	56,520	38,035	43,987

Net cash (used in) provided by investing activities	(8,604)	(3,479)	7,275

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	54,109	15,458
Net proceeds from the exercise of stock options	2,142	2,521	579
Net proceeds from the exercise of warrant	376	—	—
Payment of preferred dividends	(2,028)	(1,828)	(1,627)
Principal payments on capital leases	(93)	(29)	—

Net cash provided by financing activities	397	54,773	14,410

Net (decrease) increase in cash and cash equivalents	(8,755)	20,274	14,330
Cash and cash equivalents at beginning of period	46,493	26,219	11,889

Cash and cash equivalents at end of period	$37,738	$46,493	$26,219

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$30	$15	$—
Accrued liability for capital leases	$203	$250	$—
Accrued liability for leasehold improvements	$—	$70	$—
Accrued liability for common stock offerings (Note 4)	$—	$—	$1,069
Accrued liability for in-process research and development	$—	$50	$—
Preferred stock restructuring charge (Note 5)	$—	$—	$3,680
Preferred stock cash dividends declared but not paid	$—	$—	$900
Reversal of liability for UK income tax payable (Notes 2 and 3)	$945	$—	$—

See accompanying notes to consolidated financial statements.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except for per share amounts)

(1) Business

        CollaGenex Pharmaceuticals, Inc. and subsidiaries, or the Company, is a specialty pharmaceutical company currently focused on developing and marketing innovative proprietary medical therapies to the dermatology market. As of December 31, 2007 the Company markets three prescription pharmaceutical products to the dermatology market through their professional dermatology sales force and generates revenues from one other prescription pharmaceutical product that the Company continues to sell to the dental market. In May 2006, the U.S. Food and Drug Administration, or the FDA, granted the Company marketing approval for Oracea™ for the treatment of inflammatory lesions (papules and pustules) of rosacea in adult patients. Oracea is the first FDA approved, orally-administered, systemically-delivered drug to treat rosacea. In July 2006, the Company launched Oracea to the U.S. dermatology community.

        As described in Note 19, on February 25, 2008, the Company entered into a definitive merger agreement with Galderma Laboratories, Inc. The merger agreement provides for Galderma to acquire the Company's common stock at a price of $16.60 per share in cash. Upon completion of the merger, the Company will become a wholly-owned subsidiary of Galderma. The tender offer will be conditioned upon the tender of a majority of the outstanding shares of the Company's common stock and will also be subject to regulatory clearances and other customary closing conditions. Certain holders of the Company's Series D-1 Preferred Stock, representing 95% of the outstanding Series D-1 Preferred Stock and approximately 9% of the Company's common shares on a fully diluted basis, have entered into an agreement to sell their shares of preferred stock to Galderma immediately following, but subject to, the closing of the tender offer at the price paid in the offer with respect to the underlying common stock. The tender offer was commenced on March 10, 2008 and the transaction is expected to close before the end of the second quarter of 2008.

        The Company's marketed dermatology products are: Oracea; Alcortin™, a prescription topical antifungal steroid combination; and Novacort™, a prescription topical steroid and anesthetic. In June 2005, the Company executed a Promotion and Cooperation Agreement with Primus Pharmaceuticals Inc., or Primus, to market Alcortin and Novacort to dermatologists.

        The Company's original dental product, Periostat®, is an orally-administered, prescription pharmaceutical product that was approved by the FDA in September 1998 for the treatment of adult periodontitis. On May 20, 2005, the Company terminated its dental sales force and promotional activities for Periostat following the introduction of a third party generic version of the product. The Company also discontinued the promotion of our other dental products on May 20, 2005. The Company continues to generate sales from Periostat.

        During the fourth quarter of 2007, two of the Company's license agreements terminated. On November 1, 2007, the Company's Sublicense Agreement with Altana terminated and the Company no longer generates sales from Pandel products (Note 7). On November 14, 2007, the Company's License Agreement with Tolmar, Inc. terminated and the Company no longer generates sales from Atridox®, Atrisorb Freeflow®, and Atrisorb-D® (Note 7).

        In addition to the Company's marketed products, the Company has a pipeline of product candidates in clinical and preclinical development. These products are based on the Company's proprietary platform technologies, SansRosa® and Restoraderm, or are licensed from third parties.

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

  Cash, Cash Equivalents and Short-term Investments

        The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalent investments are held at amortized cost, which approximates fair value. All short-term investments have original maturity dates of between three months and one year. The Company's short-term investments are primarily composed of commercial paper, certificates of deposit and government notes. At December 31, 2007, all of the Company's short-term investments, carried at fair value, were classified as available-for-sale with unrealized gains and losses included as a separate component of stockholders' equity.

        The accumulated net unrealized gain on short-term investments at December 31, 2007 was $11. The accumulated net unrealized gain on short-term investments was $7 at December 31, 2006.

December 31, 2007	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair value
Certificates of Deposit	$5,105	$—	$(1)	$5,104
U.S. Agency Notes(1)	8,489	9	—	8,498
Commercial Paper	12,845	3	—	12,848

Total	$26,439	$12	$(1)	$26,450

December 31, 2006	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair value
Certificates of Deposit	$7,196	$—	$(1)	$7,195
U.S. Agency Notes(1)	10,351	7	—	10,358
Commercial Paper	1,783	1	$—	1,784

Total	$19,330	$8	$(1)	$19,337

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The Company classifies direct manufacturing costs relating to inventory and samples manufactured in advance of a new product launch as research and development expense until such time as the Company receives an approval letter from the FDA for a new product. Following FDA approval of the product, the Company capitalizes any inventory costs relating to that product that were not previously expensed.

  Intangible Assets

        Acquired product rights and Oracea milestone fees are stated at cost, amortized over the shorter of the estimated useful life of the products or the contract term under which such rights have been licensed, using the straight-line method. Amortization of acquired product rights and Oracea milestone fees are charged to cost of product sales.

        The Company is required to test for asset impairment of acquired product rights and Oracea milestone fees whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies Statement of Financial Accounting Standards, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. When such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, are less than the carrying value, asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

        In making future cash flow analyses of our intangible assets the Company makes assumptions relating to: (i) the intended use of the product and the expected future cash flows resulting directly from such use; (ii) generic competitor activities and regulatory initiatives that affect our products; and (iii) customer preferences and expected managed care reimbursement.

  Equipment and Leasehold Improvements

        Equipment and leasehold improvements, consisting of computer, telecommunication and office equipment, exhibit equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter, and are generally three to ten years. Expenditures for repairs and maintenance are expensed as incurred.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        During each of the years ended December 31, 2007, 2006 and 2005, the Company's total net revenues were comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Oracea	82%	45%	n/a
Other dermatology(1)	9%	25%	31%
Dental	8%	28%	69%
Grant revenue	1%	2%	n/a

Total	100%	100%	100%

    (1)
    Includes the Company's estimate for Periostat prescriptions written by dermatologists.

  Financial Instruments

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments.

  Stock-Based Compensation

        As part of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, as of January 1, 2006, the Company has recognized the fair value of share-based compensation awards in the Company's consolidated financial statements using the modified prospective method. The Company applies the Black-Sholes option pricing model to determine the fair value of stock options on the date of grant and estimates key assumptions that are important elements in the model, such as the expected stock-price volatility and expected stock option life. The Company's estimates of these key assumptions and expected forfeiture rates are based on historical data and judgment regarding market trends and factors. These estimates are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The Company records sales discounts, allowances and returns upon recognizing product sales. The Company only accepts unopened returns of damaged or expired products. The return allowance, when estimatable is based on an analysis of the historical returns of the product and similar products and the Company considers current end user demand and wholesale and retail inventory levels. If product returns are not estimatable, the Company defers revenue recognition for all outstanding products in the wholesale and retail channel that is subject to return. Pursuant to an agreement with one major customer, product returns are not permitted. Chargebacks, wholesale distribution fees and rebates are based on an analysis of the applicable agreements and historical experience. In addition, the Company will also consider the volume and price of the product in the channel, trends in wholesaler and retailer inventory levels, conditions that might affect end-user demand (such as generic competition) and other relevant factors. Below details the activity in the reserves mentioned above during the years ended December 31, 2007 and 2006.

Year Ended December 31, 2007 (dollars in thousands)	Balance January 1, 2007	Current Provision Related to Sales	Actual Returns or Credits Issued	Balance December 31, 2007
Accounts receivable allowances:
Chargebacks	$73	$1,218	$(1,216)	$75
Cash discounts	114	1,231	(1,244)	101

Total	$187	$2,449	$(2,460)	$176

Accounts payable/Accrued expenses:
Patient Rebates	$78	$2,710	$(2,173)	$615
Product returns (excluding Periostat)(1)	384	911	(507)	788
Government rebates	80	336	(286)	130
Managed care rebates	—	1,069	(390)	679
Wholesale distribution fees	296	1,922	(1,493)	725

Total	$838	$6,948	$(4,849)	$2,937

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Year Ended December 31, 2006 (dollars in thousands)	Balance January 1, 2006	Current Provision Related to Sales	Actual Returns or Credits Issued	Balance December 31, 2006
Accounts receivable allowances:
Chargebacks	$78	$1,702	$(1,707)	$73
Cash discounts	26	621	(533)	114

Total	$104	$2,323	$(2,240)	$187

Accounts payable/Accrued expenses:
Patient rebates	$—	$866	$(788)	$78
Product returns (excluding Periostat)(1)	98	496	(210)	384
Government rebates	158	262	(340)	80
Wholesale distribution fees	79	639	(422)	296

Total	$335	$2,263	$(1,760)	$838

    (1)
    The returns provision for all Periostat outstanding inventories in the trade channel was $646 at December 31, 2007 and $612 at December 31, 2006. The provision (for all outstanding trade inventory), was established due to the inability to estimate Periostat returns upon the launch of a generic product in 2005. Quarterly, the Company evaluates the adequacy of the provision based on inventory changes reported to us by the wholesaler and adjust our estimate accordingly.

        For new product launches, including the Oracea launch in July 2006, the Company's policy is to recognize revenue on a net prescription value basis using dispensing data generated by an independent prescription tracking service until trade channel inventories are reduced to targeted stocking levels and the Company has sufficient data to determine product acceptance in the marketplace which will enable the Company to estimate product returns based on historical data of similar products. Net prescription value is calculated by deducting estimates for chargebacks, wholesale distribution fees, patient rebates, government rebates and any other launch discounts offered from the applicable gross sales value. When customer inventories have been reduced to targeted wholesale and retail levels and new product acceptance can be ascertained, the Company begins to recognize product sales upon shipment, net of discounts, rebates and allowances, including a returns reserve allowance. During the fourth quarter of 2006, based on sales levels and the prescription data related to the fourth quarter of 2006 and the number of units on hand in the pipeline relative to the overall demand for the product, the Company began recognizing Oracea revenues on a shipment basis, net of applicable discounts and allowances. Accordingly, Oracea revenues for the years ended December 31, 2007 and 2006 reflect revenue recognition on a shipment basis, net of applicable discounts, rebates and allowances. In the fourth quarter of 2006, the Company recognized approximately $2,800 in previously deferred Oracea revenues from the third quarter of 2006.

        During the third quarter of 2006, the Company launched Oracea to the U.S. dermatology community. As part of such launch, the Company introduced a patient rebate program for Oracea

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

prescriptions. Only patients presenting the computer-coded card to their pharmacists were entitled to receive the rebate. In accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer," the Company has accounted for these patient rebates as a reduction of net product sales on the Company's Consolidated Statement of Operations for the years ended December 31, 2007 and 2006.

  Contract and License Revenues

        Non-refundable, up-front contract and license fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each license or contract. The Company recognizes periodic payments over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved if reliable, verifiable and objectively determinable evidence of fair value is established. If such evidence of fair value cannot be established, the total revenue resulting from such agreements will be recognized over the total performance period of such agreement.

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

  Grant Revenues

        During the fourth quarter of 2005, the Company received notice that a grant had been approved by the National Institutes of Health, or NIH, to fund additional research by the Company and its collaborators on the potent anti-inflammatory effects of incyclinide. The Company expenses such research expenditures as they are incurred and recognizes grant revenue when earned for the portion of the expenditures that are reimbursable by the NIH. The Company recognized $242 and $471 in grant revenues during years ended December 31, 2007 and 2006, respectively.

  Advertising Costs

        The Company records advertising costs as expense when incurred. Such amounts are charged to selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for 2007, 2006 and 2005 were $1,245, $692, and $55 respectively.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        As described above, some of the Company's research and development is conducted by third parties, including contract research and development service providers. At the end of each quarter, the Company compares the payments made to each service provider to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of service provided, the Company may record net prepaid or accrued expense relating to these costs.

        Costs to acquire in-process research and development projects and technologies which have not achieved technical feasibility at the date of acquisition are expensed as research and development expense as incurred. The Company expensed $2,232 of in-process research and development for the year ended December 31, 2007.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In assessing the realizability of deferred tax assets, the Company considers the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers our history of losses, scheduled reversal of tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Company has incurred a net loss for the years ended December 31, 2007, 2006 and 2005, and uncertainty regarding our future profitability has prevented us from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet. Accordingly, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006.

  Accounting Change

        On January 1, 2007, the Company adopted the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Prior to the adoption of FIN 48, the Company's policy was to recognize tax benefits of uncertain tax positions only if it was

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

"probable" that the position would be sustained. FIN 48 requires application of a "more likely than not" threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, accumulated deficit increased in the amount of $945 and accrued expenses decreased by the same amount as of January 1, 2007 (see Note 13).

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

        As indicated in the table below, three customers accounted for 92%, 88% and 73% of net product sales for the three years ended December 31, 2007, 2006 and 2005.

	% of Net Product Sales Year Ended December 31,
Customer	2007	2006	2005
Cardinal Health	43%	44%	37%
McKesson	35%	31%	24%
AmerisourceBergen	14%	13%	12%

Total	92%	88%	73%

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        As indicated in the table below, three customers accounted for 96%, 81% and 95% of gross trade accounts receivable balance at December 31, 2007, 2006 and 2005.

	% of Gross Trade Receivables Year Ended December 31,
Customer	2007	2006	2005
Cardinal Health	65%	39%	59%
McKesson	11%	35%	28%
AmerisourceBergen	20%	7%	8%

Total	96%	81%	95%

  Net (Loss) Income Per Share

        Basic loss per share (EPS) is calculated by dividing net loss allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes dividends (including dividends in arrears—see Note 5) and other charges on the preferred stock. Diluted EPS reflects the potential dilution that could occur if outstanding options and warrants were exercised and/or convertible securities were converted into common stock.

        As of December 31, 2007 the Company had outstanding stock options that were not included in the calculation of diluted net loss per share allocable to common stockholders because doing so would have been anti-dilutive. Such stock options to purchase 1,641,594 shares of common stock have been excluded from the computation of diluted EPS for the year ended December 31, 2007. Such stock options to purchase 2,774,372 shares and 3,345,267 shares of common stock have been excluded from the computation of diluted EPS for the year ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company had approximately 2,353,000 of potential common stock shares from convertible preferred stock that were not included in the calculation of diluted net loss per share allocable to common stockholders because doing so would have been anti-dilutive.

  Recently Issued Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards, "Fair Value Measurements", or SFAS 157. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No.159, The Fair Value for Financials Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159, to have a significant impact on the consolidated financial statements.

        In June 2007, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", or "EITF 07-3". EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. The Company does not expect the adoption of EITF 07-3 to have a significant impact on the consolidated financial statements.

        In August 2007, the Financial Accounting Standards Board ("FASB") issued for comment proposed FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In November 2007, the Board announced as a result of the comments received, it would postone the effective date of APB 14-a and is expected to begin its redeliberations of the guidance in that proposed FSP in February 2008.

        In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer" EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has not yet completed its evaluation of EIFT 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

        In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its consolidated financial statements.

(3) Composition of Certain Financial Statement Captions

  Inventories

        Inventories at December 31, 2007 and 2006 consist of the following:

	December 31 2007	December 31, 2006
Raw materials	$705	$978
Work-in-processs	445	339
Finished goods	455	642

Total	$1,605	$1,959

        During the year ended December 31, 2007, the Company recorded charges to cost of product sales of $216 for excess inventories. During the year ended December 31, 2006, the Company recorded charges to cost of product sales of $257 for excess and short-dated inventories. During the year ended December 31, 2005, the Company recorded charges to cost of product sales of $1,020 for excess inventory of Periostat and Mutual's branded version of Periostat. The charge resulted from decreased demand for Periostat and the termination of the Company's License and Supply Agreement with mutual both of which resulted from the introduction of a third party generic version of Periostat in May 2005.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(3) Composition of Certain Financial Statement Captions (Continued)

  Equipment and Leasehold Improvements

        Equipment and leasehold improvements at December 31, 2007 and 2006 consist of the following:

	2007	2006	Useful Life
Computer and office equipment	$2,061	$1,632	3-5 years
Equipment under capital lease	333	279	3 years
Exhibit equipment	403	173	5 years
Leashold improvements	267	197	shorter of 10 years or lease term

Total	$3,064	$2,281
Less accumulated depreciation and amortization	(1,743)	(1,273)

	$1,321	$1,008

  Intangible Assets, Net

        Intangible assets, net at December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Oracea milestone fees	$1,670	$1,670
Accumulated amortization	(167)	(56)

Oracea milestone fees, net	$1,503	$1,614

Atrix acquired product rights	$1,876	$1,876
Accumulated amortization	(1,876)	(1,608)

Atrix acquired product rights, net	$—	$268

Total intangible assets, net	$1,503	$1,882

        In August 2001, the Company signed a license agreement with Atrix Laboratories, Inc. (now known as Tolmar Inc.), for the rights to market the Atrix Products in the United States. The Atrix acquired product rights were completely amortized at December 31, 2007.

        Oracea milestone fees represent the Oracea formulation milestones paid post-FDA approval of Oracea and are being amortized on a straight-line basis over a fifteen year period commencing in July 2006.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(3) Composition of Certain Financial Statement Captions (Continued)

        Amortization expense, which is included in cost of product sales, was $379, $324 and $628 in 2007, 2006 and 2005, respectively. Expected amortization of intangible assets as of December 31, 2007 is as follows:

2008	$111
2009	111
2010	111
2011	111
2012 and therafter	1,059

Total	$1,503

  Accrued Expenses

        Accrued expenses at December 31, 2007 and 2006 consist of the following:

	2007	2006
Research and development costs	$829	$1,257
Payroll and related costs	2,935	3,041
Sales and marketing costs	674	786
Product returns	1,435	996
Patient rebates	615	78
Government rebates	130	80
Managed care rebates	679	—
Professional and consulting fees	305	132
State and franchise taxes	135	161
Foreign taxes(1)	—	945
Other	135	98

Total	$7,872	$7,574

    (1)
    In November 2004, the Company sold its U.K. and European dental assets to Alliance Pharma plc, a U.K. specialty pharmaceuticals company. As part of this sale in 2004, the Company recorded a liability of $945 within accrued expenses for anticipated U.K. income taxes due on this sale. As described in Note 1, the Company adopted FIN 48 on January 1, 2007. As a result of the adoption, this liability was reversed on January 1, 2007, as the threshold for this tax uncertainty was above more-likely-than not. On January 19, 2007, the Company received a notice from the U.K. taxing authorities stating that no amendments were needed to the Company's previously filed tax return. Accordingly, no additional income taxes were due related to this transaction.

(4) Stockholders' Equity—Common Stock

        On February 14, 2002, the Company entered into an equity line arrangement under the terms of a Common Stock Purchase Agreement with Kingsbridge Capital Limited. Pursuant to this agreement, the

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(4) Stockholders' Equity—Common Stock (Continued)

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

        In connection with the consummation of such equity line arrangement with Kingsbridge Capital Limited, in 2002 and pursuant to the terms of a warrant agreement executed by the Company, the Company issued Kingsbridge a warrant to purchase 40,000 shares of its common stock at an exercise price of $9.38 per share. The conversion price of the Company's Series D Cumulative Convertible Preferred Stock, or Series D Stock, was reduced to $9.89 as a result of the issuance of shares under the equity line and the issuance of such warrant (see note 5). On June 28, 2007 the warrants were exercised and the Company received $376 in cash as a result of the exercise.

        On May 29, 2002, the Company's Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement (the "Rights Agreement"). American Stock Transfer & Trust Company was the rights agent under the Rights Agreement. Each Right, once exercisable, entitled the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating preferred stock at an exercise price of $65 per share. All rights expired unexercised on September 26, 2007. At December 31, 2006, the Rights were neither exercisable nor traded separately from the Company's common stock, and would have become exercisable only if a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the voting power of all outstanding shares of the Company's common stock and in certain other limited circumstances. Upon separation from the common stock, each Right would have entitled the holder, other than the acquiring person that had triggered such separation, to effectively purchase certain shares of the Company's common stock equal in market value to two times the then applicable exercise price of the Right. If the Company was acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power were sold in one or more related transactions, the Rights would have entitled holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right.

        On December 21, 2005, the Company entered into definitive agreements with institutional and other investors to sell 2,900,000 shares of the Company's common stock for an aggregate purchase price of $29,000. On December 23, 2005, the Company closed on the first tier of the offering issuing 1,550,000 shares of common stock in exchange for net proceeds of $14,388 after deducting approximately $1,069 in placement agency fees and other offering expenses that were accrued by the Company at December 31, 2005. On January 6, 2006, the Company closed on the second tier of the offering issuing 1,350,000 shares of common stock in exchange for $12,663 of net proceeds.

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

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(5) Preferred Stock Agreements

        The Company's Board of Directors may, without further action by the Company's stockholders, direct the issuance and determine the rights, preferences and limitations of one or more series of shares of preferred stock. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.

        On May 12, 1999, the Company consummated a $20,000 financing through the issuance of 200,000 shares of Series D Stock, which generated net proceeds to the Company of approximately $18,500. OCM Principal Opportunities Fund, L.P. ("OCM") led the investor group, which also included certain then current stockholders of the Company.

        On December 15, 2005, the Company executed a Restructuring and Exchange Agreement with each of the holders of the Series D Stock pursuant to which the Series D stockholders agreed to effect an exchange whereby the Company would exchange all 200,000 outstanding shares of Series D Stock for 200,000 shares of the Company's Series D-1 Cumulative Convertible Preferred Stock, or Series D-1 Stock. The Company recorded a non-cash charge to net (loss) income allocable to common stockholders on the consolidated statement of operations of $3,680 related to this Exchange Agreement in the fourth quarter of 2005.

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

        Beginning May 12, 2002, the holders of Series D Stock were paid dividends in cash at a rate of 8.0% per annum. Beginning May 12, 2005, the dividend rate, on the Series D Stock increases 100 basis points per year. Dividends on the Series D Stock and Series D-1 Stock totaling $928, $1,727, and $1,600 were declared in 2006, 2005 and 2004, respectively. In January 2007, the Company declared $1,000 in dividends on the Series D-1 Stock. Under US GAAP, dividends do not become a liability until declared. Accordingly, the $1,000 declaration of dividends in January 2008 and 2007 is not recorded as a liability in the accompanying consolidated balance sheet as of December 31, 2006 and 2007, respectively.. However, for purposes of calculating basic and diluted EPS for the year ended December 31, 2006, on the consolidated statement of operations the $1,000 of cumulative preferred stock dividends in arrears are deductible from net loss in arriving at net loss allocable to common stockholders. There were no amounts of cumulative preferred stock dividends in arrears as of December 31, 2005.

        Pursuant to the terms of the Series D-1 Stock, during fiscal 2007, the holders of the Series D-1 Stock are entitled to dividends payable in cash at a rate of 11.0% per annum, which are declared and paid every six months. The annual dividend rate increases by 1.0% per annum each May 19 until the earlier of the date that all of the shares of Series D-1 Stock are (i) converted into shares of common stock, or (ii) redeemed.

        The dividend payable to the holders of the Series D-1 Stock shall be doubled upon an event of default, which is defined as, among other things, default on the payment of dividends, material

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(5) Preferred Stock Agreements (Continued)

breaches of that certain Stock Purchase Agreement, dated March 19, 1999, by and among the Company, OCM, and the purchasers set forth therein or that certain Stockholders and Registration Rights Agreement, dated March 19, 1999, as amended, by and among the Company, OCM and the purchasers set forth therein, the filing of a bankruptcy petition by or against the Company, acceleration of indebtedness in excess of $1,000, a change in control, or the failure of the Company's common stock to actively trade on the American Stock Exchange, New York Stock Exchange or the Nasdaq Stock Market. The Company is entitled to pay the default dividends in shares of common stock in the event the Company cannot pay cash dividends because of a deficiency in cash or a prohibition under Delaware law, such that a cash payment would have a material adverse effect on the Company.

        The Series D Stock was convertible into common shares of the Company at an initial conversion price of $11.00 per share, subject to adjustment (see below), at any time by the holder and under certain conditions by the Company. Each share of Series D-1 Stock is convertible, at the option of its holder, at any time, into shares of common stock determined by dividing $100 by the conversion price, which is currently $8.50 per share, for each share of Series D-1 Stock converted. The conversion price of the Series D-1 Stock shall be adjusted, on a weighted average basis, upon the issuance of securities, options or warrants at a price per share less than the then effective conversion price. In the event the Company fails to declare dividends after the Company has been notified of an event of default for failure to pay dividends, the holders of a majority of the Series D-1 Stock shall have the option to elect to have the conversion price of the Series D-1 Stock reset to the then fair value of the Company's common stock, based upon the five-day trailing average closing price of the common stock (see below).

        Each share of Series D-1 Stock is convertible, at the Company's option, into shares of the Company's common stock, at the applicable conversion rate, at any time after the common stock has traded at a price per share of at least 200% above the conversion price then in effect for 30 consecutive trading days, provided that the shares of common stock to be issued upon such conversion are registered under the Securities Act of 1933, as amended.

        The Series D-1 Stock is entitled to vote together with the holders of the Company's common stock on all matters to be voted on by the Company's stockholders generally, on an as-converted to common stock basis. The approval of the holders of at least 66 2/3% of the Series D-1 Stock is required for certain actions by the Company, including creating or issuing stock ranking senior to the Series D-1 Stock. The approval of the holders of at least a majority of the Series D-1 Stock is required for certain actions by the Company, including paying dividends, other than those on the Series D-1 Stock, incurring indebtedness in excess of $10,000 for working capital purposes, disposing of the Company's assets, except in the ordinary course of business, and acquisitions in any calendar year period in excess of $10,000.

        In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series D-1 Stock shall be entitled to receive out of the Company's assets available for distribution to the Company's stockholders, an amount equal to $100 per share of Series D-1 Stock plus all cumulative dividends, whether or not earned or declared, which at December 31, 2007 equaled $20,100.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(5) Preferred Stock Agreements (Continued)

        Each outstanding share of Series D-1 Stock is redeemable, at the Company's option as follows: at $100 per share plus all accrued and unpaid dividends if less than 5% of the Series D-1 Stock originally issued are outstanding and at $100 per share plus accrued and unpaid dividends in the event of a change in control of the Company.

(6) Acquisition

        On December 14, 2005, the Company executed a Share Purchase Agreement (the "SansRosa Purchase Agreement"), with SansRosa Pharmaceutical Development, Inc., ("SansRosa"), and all of the existing shareholders of SansRosa (the "SansRosa Shareholders"), pursuant to which the Company acquired 51% or 2,483,830 shares of the outstanding shares of capital stock of SansRosa in exchange for a payment of $750. In 2006, the Company acquired additional shares of the outstanding stock in exchange for a payment of $100, which was offset by the payment to a third party to acquire the related technology. In 2007, the Company acquired additional shares of the outstanding stock in exchange for a payment of $250. The Company's total ownership in SansRosa at December 31, 2007 is 71%. For accounting purposes, the 2005 SansRosa acquisition and all subsequent Sans Rosa share purchases are treated as the acquisition of in-process research and development. The cost of these share acquisitions were charged to in-process research and development since the SansRosa technology has not achieved technical feasibility at this time. SansRosa is the assignee of certain patent applications covering methods for treatment of redness associated with rosacea and other skin disorders. Under the SansRosa Purchase Agreement, the Company has the right to purchase all of the remaining shares of SansRosa capital stock upon the achievement of specified regulatory and development milestones. If all milestones are achieved and a patented product is developed and approved for sale, the Company will pay the shareholders of SansRosa an additional $3,750 to $5,750. The agreement also provides for royalty payments to the SansRosa Shareholders if future product sales incorporate the SansRosa technology.

        The Company's policy is to consolidate the accounts and results of operations of its majority-owned subsidiaries, including SansRosa. SansRosa did not have significant operations during the period from December 14, 2005 through December 31, 2007. Accordingly, no minority interest liability has been accrued at December 31, 2007 or 2006. Since the minority shareholders have no obligation to fund the ongoing losses of SansRosa, no minority interest receivable has been recorded.

(7) Licensing/Co-Promotion Agreements

  MediGene AG

        On December 18, 2006, the Company executed a License and Supply Agreement with MediGene AG that became effective on January 1, 2007. Under this agreement, MediGene has the right to manufacture, register, market and sell Oracea in the European Union, certain contiguous countries and Russia. MediGene may exercise its right to manufacture Oracea at any time during the term of the agreement upon twelve months notice to the Company. During the year ended 2007, the Company classified the up front non-refundable fee of $5,000 as non-current deferred licensing revenue. The Company plans to begin amortizing this deferred revenue to revenue over the term of the agreement once EU approval for Oracea has been received. Additionally the Company may be entitled to an

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(7) Licensing/Co-Promotion Agreements (Continued)

additional $7,500 in milestone payments upon the achievement of certain annual sales thresholds. In addition, the Company will receive an agreed upon transfer price and a royalty of 12% of annual net sales up to $10,000 and 15% of annual net sales in excess of $10,000. The Company's application for European marketing authorization for Oracea was recently referred to the Committee for Medical Products for Human Use, or CHMP. Referral to the CHMP may be a lengthy process and the Company cannot predict when, or if, this body will approve the Company's application.

  Primus

        In June 2005, the Company entered into the Promotion Agreement with Primus under which the Company agreed to promote Alcortin, a prescription topical antifungal steroid combination, and Novacort, a prescription topical steroid and anesthetic. Under the Promotion Agreement, the Company receives a percentage of the gross profit arising from prescriptions written by dermatology professionals (or offices) that result in sales of the products in the United States. The majority of marketing expenses, excluding sales force compensation and sample product costs, related to the promotion of the Primus products are funded by Primus. The majority of product sample costs and all sales force compensation are funded by the Company. The Company is required to deliver a minimum amount of annual contract year sales presentations to dermatologists. The Company has also agreed to achieve certain levels of product prescriptions as measured on an annual contract year basis. On July 1, 2006, the Company and Primus amended the Promotion Agreement. As a result of the amendment, sample expense and marketing costs, excluding sales force compensation, are funded 60% by the Company and 40% by Primus. The Promotion Agreement has an initial term that extends through December 2008 and then renews automatically for successive additional terms of one year unless earlier terminated pursuant to the terms of the agreement.

  Restoraderm

        On August 19, 2004, the Company executed an Asset Purchase and Product Development Agreement (the "Purchase Agreement") relating to its Restoraderm® technology that superseded its Co-operation, Development and License Agreement executed in February 2002. Under the terms of the Purchase Agreement, the Company purchased all right, title and interest in the Restoraderm technology. The Company has formulated various prescriptions and over the counter products based on the Restoraderm technology. The Company does not currently have a timetable for either the initiation of clinical development or the launch of any Restoraderm products. In accordance with the terms of the Purchase Agreement, the purchase price of the assets will be up to $1,000 subject to the achievement of certain milestones. The Company is also required to pay product development milestone payments in the aggregate amount of up to approximately $2,000 and royalty and sublicense fees, if applicable, upon product commercialization. During the years ended December 31, 2007 and 2006 the Company incurred approximately $432 and $100, respectively related to product development milestones.

        Subsequent to December 31, 2007, the Company received and responded to a notice alleging numerous breaches of, and purporting to terminate, the Asset Purchase and Product Development Agreement by and between the Company and Thomas Skold, dated as of August 19, 2004. We do not

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(7) Licensing/Co-Promotion Agreements (Continued)

believe that there are grounds for such alleged breaches or termination and we are in discussions with Mr. Skold.

  Merck

        Pursuant to a Co-Promotion Agreement the Company executed with Merck in September 1999, the Company received the exclusive right to co-promote Vioxx®, a prescription strength non-steroidal anti-inflammatory drug. The agreement provided for certain payments by Merck to the Company upon sales of Vioxx to the dental community. On September 23, 2002, the Company executed an amendment, extension and restatement of such Co-Promotion Agreement which expired on December 31, 2003. The Company continued to earn nominal residual contract revenues through 2005 from this agreement. The Co-Promotion Agreement also provides for indemnification of the Company by Merck against any claims arising from manufacturing or design defects in the product or for which the Company, as the promoter of the product, may be strictly liable as if it had been a seller of an inherently dangerous product. During the years ended December 31, 2005, the Company recorded $153 in residual contract revenues under this agreement. The Company did not receive any contract revenues from this agreement during the years ended December 31, 2007 and 2006, and will not earn any further contract revenue under this agreement.

  Atrix

        On August 24, 2001, the Company signed the Atrix License Agreement with Atrix, now known as Tolmar Inc., to market the Atrix Products to the United States dental markets. Pursuant to the terms of the Atrix License Agreement, among other things, Atrix manufactured the dental products for the Company at an agreed upon transfer price and will receive royalties on future net sales of the products each calendar year. The Company paid a $1,000 licensing fee to Atrix in 2001 to market such products in the United States. The $1,000 license fee payment has been capitalized and is being amortized to cost of product sales over the estimated useful life of the license on a straight-line basis (see below). On an annual basis the Company was required to make minimum marketing expenditures to promote the products equal to the lesser of $4,000 or 30% of the Company's contribution margin, as defined in the agreement, for the promotion of a specific Atrix product that the Company markets plus the lesser of $2,000 or 30% of the Company's contribution margin, as defined in the agreement, for the promotion of a separate Atrix product that the Company markets. These annual requirements were met by the Company in 2004. The Company terminated its domestic dental promotional activities in May 2005 and accordingly was no longer required to meet the minimum annual spending on a going forward basis.

        On February 22, 2006, the Company amended its Atrix License Agreement and agreed to continue to sell the Atrix Products through its distributor and pay an increased royalty on net sales and an increased transfer price to Tolmar Inc., but the Company was no longer required to make annual minimum expenditures for advertising and promotional activities. As a result of the amendment, during 2006, the Company adjusted the estimated remaining useful life of Atrix product right asset through December 31, 2007. On November 14, 2007, the Company's License Agreement with Tolmar, Inc. terminated and the Company no longer generates product sales from the Atrix Products.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(7) Licensing/Co-Promotion Agreements (Continued)

  Altana

        On May 24, 2002, the Company executed a Sublicense Agreement with Altana, a member of the Nycomed Group, pursuant to which the Company was granted the exclusive right to create improvements to, market, advertise, promote, distribute, offer for sale and sell, in the United States and Puerto Rico, Pandel Cream, a mid-potency topical corticosteroid indicated for the relief of mild-to-moderate inflammatory disorders of the skin such as atopic dermatitis and psoriasis. Altana currently licenses such rights from Taisho Pharmaceutical Co., Ltd., a company organized and existing under the laws of Japan. The Company purchases all Pandel products to be sold from Altana.

        Pursuant to the terms of its agreement, the Company initially paid Altana an aggregate sublicense fee of $1,700. At the time of payment, the sublicense fee was capitalized and amortized to cost of product sales over its expected useful life (fully amortized as of December 31, 2005). In addition, the Company paid a royalty fee equal to a percentage of the net sales of the product. On November 1, 2007, the Company's Sublicense Agreement with Altana terminated and the Company no longer generates sales from Pandel products. Under the terms of the agreement, the Company received a refund of $1,700 in December 2007, which represents initial license fees paid to Altana, net of certain payments to Altana. This amount was credited to cost of product sales during the fourth quarter of 2007.

(8) Line of Credit

        In prior years, the Company had entered into a credit facility with Silicon Valley Bank. On October 9, 2006, the Company entered into a Sixth Loan Modification Agreement with Silicon Valley Bank. Pursuant to the terms of this agreement, the expiration date of the credit facility has been extended to October 9, 2008. Under the amended credit facility, the Company may borrow up to the lesser of (i) $10,000 or (ii) 80% of eligible receivables plus certain specified amounts, subject to reduction during the period October 9, 2006 through December 31, 2007. The amount available to the Company is reduced by any outstanding letters of credit that may be issued under the amended credit facility in amounts totaling up to $2,000. As the Company pays down amounts under any letter of credit, the amount available to it under the credit facility increases. The Company is not obligated to draw down any amounts under the amended credit facility and any borrowings shall bear interest, payable monthly, at Silicon Valley Bank's prime rate or 7.25% at December 31, 2007. Under the Sixth Loan Modification Agreement, the Company is charged an unused line credit fee of 0.25% per annum. During the years ended December 31, 2007, 2006 and 2005 the Company's unused line of credit fee was $28, $25 and $20, respectively. In addition, under the amended credit facility, the Company is subject to financial covenants that require the Company to maintain certain minimum liquidity and tangible net worth levels on a quarterly basis. As of December 31, 2007, 2006 and 2005, the Company had no borrowings outstanding.

(9) Stock-Based Compensation

        At December 31, 2007, the Company had one active stock-based employee compensation plan. Stock option awards to employees are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. The option awards generally have a term of ten years

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(9) Stock-Based Compensation (Continued)

and generally vest over a period ranging from two to five years. Certain options are subject to accelerated vesting if there is a change in control (as defined in the plan and change of control agreements, if applicable.

        Prior to January 1, 2006, the Company accounted for stock-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under APB Opinion No. 25, no compensation cost was recognized for stock options with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and a disclosure was made regarding the pro forma effect on net earnings (loss) and basic and diluted EPS assuming compensation cost had been recognized in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123.

        The following table illustrates the effect on net loss and basic and diluted net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the year ended December 31, 2005 (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

2005
Net loss allocable to common shareholders—as reported	$(24,212)
Add: Stock-based compensation uncluded in the determination of net loss as reported	—
Deduct: Total stock-based compensation expense determined under the fair value method for all grants(1)	(2,796)

Net loss income allocable to common stockholders—pro-forma	$(27,008)

Basic and diluted net loss net loss per share allocable to common stockholders:
As reported net loss	$(1.67)
Pro-forma net loss	$(1.87)

    (1)
    Amounts have not been taxed as a result of the Company's net operating loss carry-forwards and full valuation allowance.

        Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under APB Opinion No. 25, no compensation expense related to stock option grants was recorded in the consolidated statements of operations for the year ended December 31, 2005. The results for prior periods have not been restated. Under the "modified prospective" method, compensation costs are recognized for all newly granted or modified stock-based awards and for the unvested portion of all awards granted prior to the effective date.

        The Company is using the straight-line method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the awards that vest in that period. SFAS No. 123R requires forfeitures to be estimated at the time of

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(9) Stock-Based Compensation (Continued)

grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.8% to all unvested options as of the date of adoption and for the year ending December 31, 2007. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        During the years ended December 31, 2007 and 2006, the Company recorded $2,764 and $3,286 of stock-based compensation cost. The 2007 amount of $2,764 is composed of $519 related to research and development expenses and $2,245 related to selling, general and administrative expenses. The 2006 amount of $3,286 is composed of $423 related to research and development expenses and $2,863 related to selling, general and administrative expenses. No amount of stock-based compensation cost has been capitalized into inventory or other assets during the year ended December 31, 2007 and 2006.

        As a result of adopting SFAS No. 123R, the Company's loss allocable to common stockholders for the year ended December 31, 2007 and 2006, was $2,764 and $3,286 greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss per share allocable to common stockholders for the year ended December 31, 2007 and 2006 would have been $0.38 and $1.79 per share if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted loss per share allocable to common stockholders of $0.51 and $1.98 per share.

        Since inception, the Company has had four stock-based compensation plans. The Company issues new shares of common stock upon the exercise of stock options. The only active plan at December 31, 2007 is the 2005 Equity Incentive Plan, or the 2005 Plan.

        The 1992 Stock Option Plan, as amended, or the 1992 Plan, provided for the granting of incentive and nonqualified options to directors, employees and consultants to purchase up to 291,000 shares of the Company's common stock at an exercise price not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the grant date and generally vest over a four-year period. All 291,000 options available under the 1992 Plan were granted by 1996.

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

        The 1996 Stock Option Plan, as amended, or the 1996 Plan, provided for the granting of incentive and nonqualified options to employees and consultants to purchase up to 3,000,000 shares of the Company's common stock at an exercise price not less than the fair value on the grant date. Such options are exercisable for a period of ten years from the grant date and generally vest over a two-to-five-year period, although vesting for options granted to certain Company officers is subject to

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(9) Stock-Based Compensation (Continued)

acceleration under certain circumstances, as these options are performance-based. The 1996 Plan expired in March 2006, at which time all unissued options were rolled over to the 2005 Plan.

        The 2005 Plan provides for the issuance of incentive and nonqualified options, restricted stock awards, restricted stock units and other stock-based awards, including the grant of stock appreciation rights to employees, officers, directors, consultants, advisors, and other service providers to purchase shares of the Company's common stock at a price per share, for the incentive options, not less than the fair value of a share of the Company's common stock on the grant date. The number of shares of common stock that can be issued pursuant to the 2005 Plan is 1,000,000 shares plus the rollover of 476,555 remaining shares of common stock reserved for issuance under the 1996 Plan upon its expiration in March 2006. At December 31, 2007, stock options were only available for issuance under the 2005 Plan. Such options are exercisable for a period of ten years from the grant date and generally vest over a five-year period. At December 31, 2007, there were 403,910 shares of common stock available to be granted under the 2005 Plan.

        Certain options granted in 2003 were being amortized at a rate that is accelerated versus the contractual vesting period of such options as these options are performance-based and it is anticipated that the performance criteria will be met prior to straight-line vesting. Such options were fully amortized as of December 31, 2006.

        In May 2006, the Company accelerated the vesting of certain options held by a former member of the Company's Board of Directors. Accordingly, a charge of $92 was recorded for the year ended December 31, 2006 to reflect the fair value of such options on the date of modification.

        The following table summarizes activity under all stock option plans for the years ended December 31, 2007, 2006, and 2005:

(dollars in thousands, except per share data)	2007	2006	2005
Weighted-average fair value of options granted per share	$8.44	$7.70	$4.20
Intrinsic value of options exercised	$172	$1,198	$358

        At December 31, 2007, the value of the unvested portion of all outstanding stock-related awards was $6,876 which the Company expects to amortize and recognize as compensation expense over the weighted-average service period of approximately 2.0 years.

        The amount of cash received during the years ended December 31, 2007, 2006 and 2005 from the exercise of options was $2,142, $2,521 and $579, respectively. No related tax benefit from the exercise of such options was realized as a result of the Company's net operating loss carryforwards and full valuation allowance.

        The fair values of the options granted during the years ended December 31, 2007, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical daily volatility of the Company's common stock. The expected life is determined using the short-cut method permitted under Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend rate

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(9) Stock-Based Compensation (Continued)

yield is zero because the Company currently does not pay or expect to pay dividends to common stockholders. The following are the weighted average assumptions used during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Expected life in years	6.50	6.50	6.12
Risk-free interest rate	4.54%	4.63%	4.05%
Volatility	59.68%	69.00%	73.00%
Expected dividend yield	—	—	—

        The Company has granted stock options to officers, directors and employees as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2005	3,271,223	$9.76
Options granted	482,755	6.20
Options exercised	(329,791)	10.40
Options forfeited or cancelled	(118,920)	4.88

Outstanding at December 31, 2005	3,305,267	$9.35

Options granted	510,500	11.40
Options exercised	(50,250)	9.64
Options forfeited or cancelled	(286,927)	8.79

Outstanding at December 31, 2006	3,478,590	$9.69

Options granted	514,910	13.44
Options exercised	(242,322)	8.84
Options forfeited or cancelled	(79,033)	12.76

Outstanding at December 31, 2007	3,672,145	$10.21	5.85	$2,424

Unvested at December 31, 2007	1,388,977	$10.76	8.08	$1,681

Excercisable at December 31, 2007	2,283,168	$9.87	4.49	$731

(1)
The aggregate intrinsic value was calculated based on the positive difference between the closing sales price of the Company's common stock ($9.55 per share) on December 31, 2007, and the exercise prices of the underlying options.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(9) Stock-Based Compensation (Continued)

        The Company had the following stock options available for exercise:

	Weighted Average Remaining Contractual Term	Weighted Average Excercise Price	Number of Shares Excercisable	Aggregate Intrinsic Value(1)
December 31, 2007	4.49	$9.87	2,283,168	$731
December 31, 2006	4.51	$9.94	2,105,162	$8,484
December 31, 2005	4.23	$10.13	1,935,084	$3,754

    (1)
    The aggregate intrinsic value was calculated based on the positive difference between the closing sales price of the Company's common stock on December 31, 2007, 2006 and 2005 and the exercise prices of the underlying options.

(10) Income Taxes

        The provision for income taxes is as follows:

Year Ended December 31,
	2007	2006	2005
Current	$—	$—	$—
Federal	$—	$—	$—
Foreign	$—	$—	$—

State	$—	$—	$—

        Reconciliations of the income tax expense from the Federal statutory rates for 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007		2006		2005
Effective Rate Reconciliation
Pretax income statutory rates	$(2,990)	(34)%	$(11,368)	(34)%	$(6,393)	(34)%
Adjustments relating from:
Foreign income taxed at different rates			—	—	—	—
State taxes, net of federal benefit			—	—	—	—
Stock-based compensation	439	5.0	583	1.7	—	—
Other permanent differences and adjustments	905	10.3	750	2.3	(63)	(0.3)
Increase in valuation allowance	1,645	18.7	10,035	30.0	6,456	34.3

Expected tax expense	$—	—%	$—	—%	$—	—%

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(10) Income Taxes (Continued)

        The tax effects of temporary differences that give raise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below.

	2007	2006
Deferred tax assets:
Accumulated depreciation and amortization	$19	$657
Net operating loss carryforwards	34,886	35,408
Tax credit carryforwards	1,007	1,052
Accrued expenses	2,606	1,714
Deferred revenue	2,218	260

Total gross deferred assets	40,736	39,091
Less valuation allowance	(40,736)	(39,091)

Net deferred taxes	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006.

        The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 were increases of $1,645 and $10,035 respectively, related primarily to the increase in net operating losses in 2007 and 2006. At December 31, 2007, the Company had approximately $107,000 of Federal and $31,000 of state net operating loss carryforwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carryforwards will begin to expire in 2010 and continue to expire through 2027. The state net operating losses have begun to expire and will continue to expire through 2027, if not utilized. Included in the Company's net operating loss carryforward are deductions relating to the exercise of stock options in the amount of $10,095 which tax benefit will be credited to additional paid-in capital to the extent such tax assets are realized in the future. The Company also has research and development tax credit carryforwards of approximately $847 available to reduce Federal income taxes which began expiring in 2007.

        Section 382 and Section 383 of the Internal Revenue Code of 1986 subjects the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of an ownership change, as defined. Due to the Company's previous equity transactions, portions of the Federal and state net operating losses and tax credits are subject to annual limitations for net operating losses generated before May 13, 1999. Due to the accumulation of the unused annual limitations from the date of the prior ownership changes through December 31, 2007 ("Cumulative Limitation"), the net operating losses and excess credits generated before May 13, 1999 are less than the Cumulative Limitation. As a result, these losses and excess credits should be available for full utilization for federal and state income tax purposes without any reduction because of Section 382 or Sec 383, absent additional ownership changes. The Company may

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(10) Income Taxes (Continued)

have experienced another ownership change subsequent to May 13, 1999. If the Company has experienced an ownership change subsequent to May 13, 1999, all of the net operating losses and excess credits generated prior to such change date could be subject to a limitation. State tax net operating losses may also be limited by annual limitations.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. At December 31, 2007, the Company has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

(11) Technology License

        At the time of its formation in 1992, the Company entered into an agreement with the Research Foundation of the State University of New York at Stony Brook ("SUNY") whereby the Company received an option to acquire a technology license. The Company's option to acquire the license was exercised in 1995 and remains in effect for a period not to exceed twenty years from the date of the first sale of product incorporating the technology under license or the last to expire of the licensed patents in each country. The Company is required to pay all patent fees and related legal costs under the license, as well as to support certain additional research efforts. In addition, the Company is liable to SUNY for annual royalty fees based on net Oracea and Periostat sales, if any, as defined in the agreement. Legal costs incurred by the Company in defending the patents underlying the technology license are deducted from royalties paid to SUNY (See note 15). A minimum annual royalty of $50 per year is required for the duration of the technology license. The Company incurred royalty expense (recorded within cost of sales) for this technology of $1,001, $498 and $899, in 2007, 2006 and 2005, respectively.

(12) Sales Force Restructuring

        On May 16, 2005, the Company announced the restructuring of its sales force following the FDA's approval of a third party generic version of Periostat. As a result of the restructuring, the Company ceased all dental promotional activities. The Company incurred a $1,184 restructuring charge during the year ended December 31, 2005. Of this charge, $813 related to employee severance costs while the remaining portion was primarily related to the write-off of tangible assets and payments due under an operating lease associated with the Company's dental sales and marketing activities that could no longer be utilized by the Company. As of December 31, 2007 all of these costs have been paid by the Company.

(13) Other Commitments and Contingencies

        On July 17, 2007 the Company entered into a three year capital lease for telecommunication equipment that expires in 2010. During 2006, the Company entered into a capital lease covering certain computer equipment that expires in 2009. At December 31, 2007, the gross amount of computer and

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(13) Other Commitments and Contingencies (Continued)

telecommunication equipment and related accumulated amortization recorded under capital leases were $332 and $96, respectively. Amortization of assets held under capital leases is included with depreciation expense. The Company also has several noncancelable operating leases, primarily for office space and automobiles that expire over the next three years.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2007 are:

Year ending December 31:	Capital Leases	Operating Leases
2008	$126	$1,056
2009	83	706
2010	15	235
2011	—	13

Total minimum lease payments	$224	$2,010

Less amount representing interest	21

Present value of capital lease payments	$203

        Expenses under operating leases including restructuring charges, for the years ended December 31, 2007, 2006 and 2005 totaled $1,064, $875 and $546, respectively.

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

        On October 16, 2006, the Company entered into a new change of control agreement with Mr. Stewart, or the Stewart Agreement, and a new form of change of control agreement with each of

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(13) Other Commitments and Contingencies (Continued)

the remaining Officers, such form referred to as the Management Agreement, together with the Stewart Agreement, the Agreements, which supersede the Existing Agreements.

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

        In addition, each of the Agreements provides for an additional payment if the Officer would be subject to an excise tax, interest or penalty based on a payment provided for in the applicable Agreements.

  Other Commitments

        On June 10, 2002, the Company executed a Development and Licensing Agreement with Supernus Pharmaceuticals, Inc., or Supernus (successor in interest to Shire) pursuant to which the Company was granted an exclusive worldwide license (including the right to sublicense) to use Supernus technology and patents to develop prescription products for the treatment of various inflammatory disorders. Under the agreement, certain product development functions will be performed for the Company by Supernus. The Company has committed to pay Supernus milestone payments in cash or, at its option, in a combination of cash and our common stock, upon the achievement of certain clinical and regulatory milestones. For rosacea-indicated development, these future payments could total up to $1,000 in the aggregate and relate primarily to international approval and international commercialization of Oracea. Through December 31, 2007, the total milestone payments made to Supernus related to Oracea were $2,500 of which $1,700 has been capitalized. Under the Development and Licensing Agreement with Supernus, the Company must also pay Supernus royalties based on a percentage of net sales of any products utilizing any part of the licensed technology.

        In December 2003, Brian Gallagher, Ph.D., the Company's former chairman, chief executive officer and president, left the Company and until December 2005, Dr. Gallagher acted as a consultant to the Company. The Company incurred $304 in consulting fees to Dr. Gallagher for the year ended December 31, 2005.

  Other Matters

        As described in note 7, the Company has committed to make potential future "milestone" payments to third parties as part of the Company's in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its consolidated balance sheets for any such contingencies.

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(14) Legal Settlements and Proceedings

  IVAX and CorePharma

        On October 1, 2004, the Company filed a complaint for patent infringement against IVAX Pharmaceuticals Inc., or IVAX, and CorePharma LLC, or CorePharma, in the United States District Court for the Eastern District of New York. In its complaint, the Company alleged that the submission of abbreviated new drug applications by each of IVAX and CorePharma for 20 mg tablets of doxycycline hyclate infringed United States Patent RE 34,656, for which the Company is the exclusive licensee. The Company also alleged that any manufacture, importation, marketing and sale of generic 20 mg tablets of doxycycline hyclate by IVAX and CorePharma would infringe the RE 34,656 patent. The Company sought an injunction preventing IVAX and CorePharma from introducing 20 mg tablets of doxycycline hyclate in the United States. The injunction was denied by the Court on June 16, 2005. The Company, IVAX and CorePharma have since agreed not to pursue litigation on the merits of the Company's patent infringement claims of the counterclaims alleged by IVAX and CorePharma. On May 10, 2006, the Court in the Eastern District of New York entered a Stipulated Order of Dismissal with Prejudice as to the matters at issue with CorePharma, and on September 20, 2006 a similar order was entered with respect to IVAX.

        In addition to the above proceedings, the Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of business. The Company cannot predict the timing or outcome of these claims and other proceedings. At December 31, 2007, the Company is not involved in any arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

(15) Legal Expenses to Defend Periostat Patents

        Under the Company's license agreement with SUNY covering Periostat and Oracea, the Company is entitled to deduct costs incurred to defend its patents, including the $2,700 in settlement payments to Mutual and West-Ward, from current and future royalties due to SUNY on net sales of products based on the SUNY technology. During the year ended December 31, 2007 the Company incurred no legal defense, litigation or settlement costs. During the years ended December 31, 2006 and 2005, the Company incurred $23 and $1,100, in legal defense, litigation, and settlement costs, respectively. The Company deducted $1,001, $498 and $899, from royalties earned by SUNY during the years ended December 31, 2007, 2006 and 2005, respectively (see note 11). The cumulative legal patent defense, litigation and settlement costs incurred during the litigation period through December 31, 2007 exceed the amount of the royalties payable to SUNY by $2,656. These excess amounts, which have been expensed, will be available to offset future royalties earned by SUNY, if any, on net sales of products based on the SUNY technology.

(16) 401(k) Salary Reduction Plan

        In January 1995, the Company adopted a 401(k) Salary Reduction Plan (the "401(k) Plan") available to all employees meeting certain eligibility requirements. The 401(k) Plan permits participants to contribute up to 15% of their annual salary, as defined, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(16) 401(k) Salary Reduction Plan (Continued)

account. During 2005, the 401(k) plan was amended to allow an employer sponsored matching contribution of 20% on each dollar for the first 6% of the compensation deferred by the participant.

        The Company made matching contributions of $157, $92 and $78 during the years ended December 31, 2007, 2006 and 2005.

(17) Related Party Transactions

        A current member of the Company's Board of Directors is also a 1.0% holder of the Company's Series D-1 Stock which was exchanged for shares of Series D Stock in connection with the execution of the Restructuring and Exchange Agreement in December 2005 (See note 5).

(18) Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for 2007 and 2006:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$14,274	$16,364	$15,933	$17,015
Gross margin on product sales	11,718	13,765	13,196	16,142
Net (loss) income	(4,442)	(4,285)	(1,054)	988
Net (loss) income allocable to common stockholders	(4,956)	(4,799)	(1,604)	438
Basic and diluted net (loss) income per share allocable to common stockholders	$(0.23)	$(0.23)	$(0.07)	$0.02

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$3,722	$3,792	$5,633	$13,226
Gross margin on product sales	2,449	2,261	3,665	10,600
Net loss	(8,852)	(9,877)	(9,875)	(4,830)
Net loss allocable to common stockholders	(9,316)	(10,341)	(10,375)	(5,330)
Basic and diluted net loss per share allocable to common stockholders	$(0.54)	$(0.59)	$(0.59)	$(0.28)

(19) Subsequent Events

        On February 25, 2008, the Company entered into a definitive merger agreement with an affiliate of Galderma Pharma S.A. (Galderma), pursuant to which Galderma's U.S. holding company, Galderma Laboratories, Inc., has commenced a tender offer to acquire all of the outstanding shares of common stock of the Company at a price of $16.60 per share in cash, representing approximately $420 million for the equity of the Company. The tender offer was commenced on March 10, 2008 and the transaction is expected to close before the end of the second quarter of 2008 and is subject to customary closing conditions, including regulatory approvals. The merger agreement provides that, if the merger agreement is terminated under specific circumstances, the Company would be required to

COLLAGENEX PHARMACEUTICALS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for per share amounts)

(19) Subsequent Events (Continued)

pay a termination fee of $12.6 million and reimburse Galdermas' expenses up to $1 million. In the event that the merger does not occur, the Company estimates it will also incur certain legal and banking fees, which would be expensed in the consolidated statement of operations in the period incurred. There can be no assurances that the proposed merger will be consummated.

        On March 5, 2008, Marie Ackerbauer filed a complaint (the "Ackerbauer Complaint") in the Court of Common Pleas of Bucks County, Commonwealth of Pennsylvania. The Ackerbauer Complaint purports to bring claims individually, and as a class action on behalf of public stockholders of the Company, and names as defendants the Company, all but one of its directors and Galderma. The Ackerbauer Complaint alleges that the sale of the Company to Galderma constitutes a breach of the fiduciary duties of the directors of the Company and that the Company and Galderma aided and abetted such breach. The Ackerbauer Complaint seeks relief including, among other things, preliminarily and permanently enjoining any acquisition of the Company until the Board of Directors, "has taken all steps to ensure a fair and proper process to maximize value," for all stockholders of the Company, enjoining payment of any termination fee to Galderma or its affiliates, and unspecified damages (including fees and expenses). While the outcome of litigation can never be assured, the Company believes the claims asserted by plaintiff are without merit and intends to defend the action vigorously.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
COLLAGENEX PHARMACEUTICALS, INC. FORM 10-K EXHIBIT INDEX
COLLAGENEX PHARMACEUTICALS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2007 and 2006 (dollars in thousands, except share data)
COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2007, 2006 and 2005 (amounts in thousands, except share and per share data)
COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Three Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands)
COLLAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (dollars in thousands, except for per share amounts)